Form 10-Q
period 1996-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 1996-05-14
CIK 888981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


     For Quarter Ended March 31, 1996              Commission File No. 0-20333


                            NOCOPI TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                   MARYLAND                                     87-0406496
         (State or other jurisdiction of                      (IRS Employer
         incorporation or organization)                     Identification No.)


               130 W. Lancaster Avenue, Suite 103, Wayne, PA 19087
                    (Address of principal executive offices)


        Registrant's telephone number, including area code: 610-687-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  _X_         NO___


                  Number of shares of common stock outstanding:


                                                         Shares outstanding
              Title of each class                          at May 1, 1996
            Common stock, par value                          70,220,829
                $.002 per share

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION                                               PAGE

         Item 1.    Financial Statements

                    Consolidated Statements of Operations                    1
                    Three Months Ended March 31, 1996 and
                    March 31, 1995


                    Consolidated Balance Sheets                              2
                    March 31, 1996 and December 31, 1995


                    Consolidated Statements of Cash Flows                    3
                    Three Months Ended March 31, 1996
                    and March 31, 1995


                    Notes to Consolidated Financial Statements               4



         Item 2.    Management's Discussion and Analysis                   5 - 6
                    of Financial Condition and Results of Operations



Part II. OTHER INFORMATION                                                  7


                    Signatures                                               8

                        PART 1 -- FINANCIAL INFORMATION

   Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)




                                                    Three Months ended March 31
                                                     1996                1995
                                                     ----                ----

Revenues                                        $    875,500       $    653,200

Cost of sales                                        170,200             96,700
                                                ------------       ------------
  Gross profit                                       705,300            556,500

Operating expenses
 Research and development                            205,000            184,500
 Sales and marketing                                 371,900            439,700
 General and administrative                          239,600            220,900
                                                ------------       ------------
                                                     816,500            845,100
                                                ------------       ------------
  Loss from operations                              (111,200)          (288,600)

Other income (expenses)
 Amortization                                         (6,300)            (8,600)
 Interest income                                      37,100             29,800
 Interest and bank charges                           (17,500)           (22,600)
 Ownership interest of others
  in consolidated entity                              87,100            121,200
                                                ------------       ------------
                                                     100,400            119,800
                                                ------------       ------------
  Net loss                                      ($    10,800)      ($   168,800)
                                                ============       ============

Loss per common share                           ($       .00)      ($       .00)

Average common shares outstanding                 70,220,829         69,800,758


                 See notes to consolidated financial statements.

                            Nocopi Technologies, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)


                                                             March 31      December 31
                                                               1996           1995
                                                             --------      -----------

                                     Assets

Current assets
 Cash and temporary cash investments                        $ 2,835,800    $ 2,982,100
 Receivables less allowances                                    511,500        667,700
 Inventory                                                        7,700         22,200
 Prepaid and other                                              104,100         93,900
                                                            -----------    -----------
  Total current assets                                        3,459,100      3,765,900

Fixed assets
 Leasehold improvements                                          55,300         55,300
 Furniture, fixtures and equipment                              394,900        381,100
                                                            -----------    -----------
                                                                450,200        436,400
 Less: accumulated depreciation                                 252,500        231,600
                                                            -----------    -----------
                                                                197,700        204,800

Other assets
 Patents, net of accumulated amortization                       414,200        419,800
 Debt issue costs, net of accumulated amortization               50,600         56,900
 Other                                                           16,900         17,800
                                                            -----------    -----------
                                                                481,700        494,500
                                                            -----------    -----------
   Total assets                                             $ 4,138,500    $ 4,465,200
                                                            ===========    ===========


                     Liabilities and Shareholders' Equity

Current liabilities
 Accounts payable                                           $   214,900    $   398,100
 Accrued expenses                                               210,700        258,700
 Accrued commissions                                            153,700        182,500
 Deferred revenue                                               375,300        280,100
                                                            -----------    -----------
  Total current liabilities                                     954,600      1,119,400

Long-term notes payable                                         950,000        950,000

Ownership interest of others in consolidated entity           1,736,000      1,823,100

Shareholders' equity
 Common stock, $.002 par value
  Authorized - 90,000,000 shares
  Issued and outstanding
   70,220,829 shares                                            140,400        140,400
 Paid-in capital                                              7,522,900      7,522,900
 Currency translation adjustment                                113,800        177,800
 Accumulated deficit                                         (7,279,200)    (7,268,400)
                                                            -----------    -----------
                                                                497,900        572,700
                                                            -----------    -----------
   Total liabilities and shareholders' equity               $ 4,138,500    $ 4,465,200
                                                            ===========    ===========


                 See notes to consolidated financial statements.

                            Nocopi Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                     Three Months ended March 31
                                                         1996          1995
                                                         ----          ----
Operating Activities
 Net loss                                            ($   10,800)   ($  168,800)
 Adjustments to reconcile net loss to
  cash from operating activities
  Depreciation                                            20,200         16,700
  Amortization                                            19,500         21,400
  Allowance for doubtful accounts                          3,000          2,400
  Ownership interest of others in
   consolidated entity                                   (87,100)      (121,200)
  Other                                                                   3,900
                                                     -----------    -----------
                                                         (55,200)      (245,600)

Changes in working capital
 Accounts receivable                                     150,900        187,500
 Inventory                                                14,500          1,900
 Prepaid and other                                       (10,600)         6,700
 Accounts payable and accrued expenses                  (256,700)        92,900
 Deferred revenue                                         96,100        (17,000)
                                                     -----------    -----------
                                                          (5,800)       272,000
                                                     -----------    -----------
  Cash provided (used) by operating activities           (61,000)        26,400

Investing Activities
 Additions to fixed assets                               (14,100)        (6,600)
 Additions to patents                                     (6,700)       (11,900)
                                                     -----------    -----------
  Cash used by investing activities                      (20,800)       (18,500)
Effect of exchange rate changes on cash                  (64,500)       261,500
                                                     -----------    -----------
   Increase (decrease) in cash and
     temporary cash investments                         (146,300)       269,400
Cash and temporary cash
  investments - beginning of period                    2,982,100      3,137,600
                                                     -----------    -----------
Cash and temporary cash
   investments - end of period                       $ 2,835,800    $ 3,407,000
                                                     ===========    ===========


                 See notes to consolidated financial statements.

                            NOCOPI TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.           Financial Statements

                  The accompanying interim financial statements have been prepared by the Company without audit. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 1995 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Notes to Financial Statements included in the 1995 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results are not necessarily indicative of the operating results expected for the full year.

Note 2.           Accounting Changes

                  Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS 121 did not have a material effect on the Company's financial position.

                  Effective January 1, 1996, the Company adopted the disclosure-only approach of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages employers to account for stock compensation awards based on their fair value on their date of grant. Entities may choose not to apply the new accounting method but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied.

Item 2.
                            NOCOPI TECHNOLOGIES, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations

         Revenues for the first quarter of 1996 increased 34% to $875,500 from $653,200 in the first quarter of 1995. The increase is attributable to revenue from licensees and end-user customers signed in the latter half of 1995 as well as increased revenues from those signed earlier. The continuing financial losses from product counterfeiting and product diversion experienced by domestic and international businesses and the ability to combat these losses using technologies such as those offered by the Company continue to provide the Company with opportunities to increase its revenue base.

         The Company's gross profit increased to $705,300 in the first quarter of 1996 compared to $556,500 in the first quarter of 1995 reflecting the increase in license and royalty revenues which carry a low level of direct costs.

         Research and development expenses increased to $205,000 in the first quarter of 1996 from $184,500 in the first quarter of 1995 resulting principally from a staff addition in late 1995.

         Sales and marketing expenses were $371,900 in the first quarter of 1996 compared to $439,700 in the first quarter of 1995. The decrease is attributable to lower staffing levels in the U.S. as well as modified compensation arrangements with certain sales employees and sales agents. The Company plans to increase its sales staff in future quarters to take advantage of newly developed technologies which the Company believes to be best marketed by its own sales persons as compared to licensees.

         General and administrative expenses increased to $239,600 in the first quarter of 1996 from $220,900 in the first quarter of 1995 primarily due to increased expenses incurred by Euro-Nocopi S.A.

         Other income (expenses) include interest on the Series B 7% Subordinated Convertible Promissory Notes issued in May 1993 and amortization of debt issue costs related to these Notes. The decrease in interest expense and debt amortization costs in the first quarter of 1996 reflects the conversion of some of these notes into common stock during 1995. Interest income includes interest on funds invested in the U.S. as well as the investment of funds raised in the 1994 Euro-Nocopi S.A. private placement.

         Ownership interest of others in consolidated entity represents the proportionate share in the loss of Euro-Nocopi S.A. attributable to the 82% ownership interest of the outside shareholders of the company.

         The consolidated net loss declined in the first quarter of 1996 to $10,800 from $168,800 in the first quarter of 1995. The improvement is primarily attributable to the U.S. revenue increases and reductions in domestic overhead expenses compared to the first quarter of 1995.

The Company's U.S. operations recorded an operating profit of $18,200 in the first quarter of 1996, its third consecutive quarter of profitability.


Liquidity and Capital Resources

         The Company's consolidated cash and temporary cash investment position decreased to $2,835,800 at March 31, 1996 from $2,982,100 at December 31, 1995.
Included in the March 31, 1996 balance is $1,989,900 held by Euro-Nocopi S.A. which is available only to fund Euro-Nocopi's operations. At December 31, 1995, the Euro-Nocopi cash balance was $2,075,000. The decrease during the quarter is principally attributable to funds required to support Euro-Nocopi's operations during the quarter.

         The Company's domestic cash position decreased to $845,900 at March 31, 1996 from $907,100 at December 31, 1995. The decrease results primarily from payments related to the acquisition of ink production equipment received in late 1995 and incentive compensation paid for the achievement of the 1995 U.S. business plan.

         The Company believes that it has sufficient working capital and available credit to support its consolidated operations.

         The Company's operations are subject to all of the risks inherent in a developing business enterprise. The likelihood of success must be considered in light of problems, difficulties, complications and delays frequently encountered in connection with an emerging business and the development of new technologies.

                           PART II - OTHER INFORMATION



Item 1.           Legal Proceedings

                    Not Applicable


Item 2.           Changes in Securities

                    Not Applicable


Item 3.           Defaults Upon Senior Securities

                    Not Applicable


Item 4.           Submission of Matters to a Vote of Security Holders

                    Not Applicable


Item 5.           Other Information

                    Not Applicable


Item 6.           Exhibits and Reports on Form 8-K

                    (a).   Exhibit 11 - Computation of loss per common share.

                    (b). No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    NOCOPI TECHNOLOGIES, INC.

DATE:  May 13, 1996                 /s/ Norman A. Gardner
                                    ---------------------
                                    Norman A. Gardner
                                    President and Chief Executive Officer

DATE:  May 13, 1996                 /s/ Rudolph A. Lutterschmidt
                                    ----------------------------
                                    Rudolph A. Lutterschmidt
                                    Vice President and Chief Financial Officer