Form 10-Q
period 1996-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 1996-08-13
CIK 888981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For Quarter Ended June 30, 1996         Commission File No. 0-20333


                            NOCOPI TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


              MARYLAND                                         87-0406496
- -------------------------------------------------------------------------------
    (State or other jurisdiction of                           (IRS Employer
    incorporation or organization)                          Identification No.)


                 230 Sugartown Road, Suite 100, Wayne, PA 19087
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)


        Registrant's telephone number, including area code: 610-687-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X     NO
                                     ----     ----

                  Number of shares of common stock outstanding:


              Title of each class                    Shares outstanding
            -----------------------                   at August 1, 1996
            Common stock, par value                  ------------------
                $.01 per share                           14,080,654

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION                                             PAGE

        Item 1.     Financial Statements

                    Consolidated Statements of Operations                   1
                    Three Months and Six Months Ended June 30, 1996
                    and June 30, 1995

                    Consolidated Balance Sheets                             2
                    June 30, 1996 and December 31, 1995

                    Consolidated Statements of Cash Flows                   3
                    Six Months Ended June 30, 1996
                    and June 30, 1995

                    Notes to Consolidated Financial Statements              4

         Item 2.    Management's Discussion and Analysis                  5 - 6
                    of Financial Condition and Results of Operations


Part II.  OTHER INFORMATION                                               7 - 8


                    Signatures                                              9

                         PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)



                                              Three Months ended June 30           Six Months ended June 30
                                                1996               1995             1996              1995
                                              --------           --------        ----------        ----------

 Revenues                                     $936,200           $743,100        $1,811,700        $1,396,300

 Cost of sales                                 262,300             92,700           432,500           189,400
                                              --------           --------          --------         ---------
   Gross profit                                673,900            650,400         1,379,200         1,206,900

 Operating expenses
  Research and development                     191,700            206,400           396,700           390,900
  Sales and marketing                          351,500            384,000           723,400           823,700
  General and administrative                   281,700            248,300           521,300           469,200
                                              --------           --------          --------         ---------
                                               824,900            838,700         1,641,400         1,683,800
                                              --------           --------          --------         ---------
   Loss from operations                       (151,000)          (188,300)         (262,200)         (476,900)

 Other income (expenses)
  Amortization                                  (6,400)            (6,900)          (12,700)          (15,500)
  Interest income                               28,000             44,700            65,100            74,500
  Interest and bank charges                    (17,300)           (18,900)          (34,800)          (41,500)
  Ownership interest of others
   in consolidated entity                      112,100            108,600           199,200           229,800
                                              --------           --------          --------         ---------
                                               116,400            127,500           216,800           247,300
                                              --------           --------          --------         ---------
   Net loss                                   ($34,600)          ($60,800)         ($45,400)        ($229,600)
                                              ========           ========          ========         =========


 Loss per common share*                          ($.00)             ($.00)            ($.00)            ($.02)

 Average common shares outstanding*         14,064,951         14,009,334        14,054,558        13,984,743


- ----------------------
 * Restated to reflect one-for-five reverse stock split effective July 15, 1996.


 See notes to consolidated financial statements.

                            Nocopi Technologies, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)


                                                             June 30         December 31
                                                               1996             1995
                                                          -----------        -----------
                                     Assets

Current assets
 Cash and temporary cash investments                       $ 2,870,000       $ 2,982,100
 Accounts receivable less allowance                            586,600           667,700
 Inventory                                                      28,800            22,200
 Prepaid and other                                              97,800            93,900
                                                           -----------       -----------
  Total current assets                                       3,583,200         3,765,900

Fixed assets
 Leasehold improvements                                         56,800            55,300
 Furniture, fixtures and equipment                             416,200           381,100
                                                           -----------       -----------
                                                               473,000           436,400
 Less: accumulated depreciation                                274,100           231,600
                                                           -----------       -----------
                                                               198,900           204,800

Other assets
 Patents, net of accumulated amortization                      419,200           419,800
 Debt issue costs, net of accumulated amortization              44,200            56,900
 Other                                                          16,100            17,800
                                                           -----------       -----------
                                                               479,500           494,500
                                                           -----------       -----------
   Total assets                                            $ 4,261,600       $ 4,465,200
                                                           ===========       ===========


                Liabilities and Shareholders' Equity

Current liabilities
 Accounts payable                                          $   491,500       $   398,100
 Accrued expenses                                              142,900           258,700
 Accrued commissions                                           117,500           182,500
 Deferred revenue                                              374,600           280,100
                                                           -----------       -----------
  Total current liabilities                                  1,126,500         1,119,400

Long--term notes payable                                       950,000           950,000

Ownership interest of others in consolidated entity          1,623,900         1,823,100

Shareholders' equity
 Common stock, $.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding
   1996 - 14,080,654; 1995 - 14,044,166 shares                 140,800           140,400
 Paid-in capital                                             7,651,000         7,522,900
 Currency translation adjustment                                83,200           177,800
 Accumulated deficit                                        (7,313,800)       (7,268,400)
                                                           -----------       -----------
                                                               561,200           572,700
                                                           -----------       -----------
   Total liabilities and shareholders' equity              $ 4,261,600       $ 4,465,200
                                                           ===========       ===========


 See notes to consolidated financial statements.

                            Nocopi Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                    Six Months ended June 30
                                                                     1996               1995
                                                                  -----------       -----------
Operating Activities
 Net loss                                                         ($   45,400)      ($  229,600)
 Adjustments to reconcile net loss to
  cash from operating activities
  Depreciation                                                         42,900            34,200
  Amortization                                                         39,000            41,200
  Allowance for doubtful accounts                                       7,400             4,800
  Ownership interest of others in
   consolidated entity                                               (199,200)         (229,800)
  Other                                                                                   4,700
                                                                  -----------       -----------
                                                                     (155,300)         (374,500)

Changes in working capital
 Accounts receivable                                                   69,600           153,800
 Inventory                                                             (6,600)            3,500
 Prepaid and other                                                     (5,900)             (300)
 Accounts payable and accrued expenses                                (78,600)          157,900
 Deferred revenue                                                      95,700            67,200
                                                                  -----------       -----------
                                                                       74,200           382,100
                                                                  -----------       -----------
  Cash provided (used) by operating activities                        (81,100)            7,600

Investing Activities
 Additions to fixed assets                                            (37,500)          (24,100)
 Additions to patents                                                 (24,000)          (67,100)
                                                                  -----------       -----------
  Cash used by investing activities                                   (61,500)          (91,200)

Financing Activities
 Exercise of stock options                                            128,500             6,500
                                                                  -----------       -----------
  Cash provided by financing activities                               128,500             6,500
Effect of exchange rate changes on cash                               (98,000)          226,200
                                                                  -----------       -----------
  Increase (decrease) in cash and temporary cash investments         (112,100)          149,100
Cash and temporary cash investments - beginning of period           2,982,100         3,137,600
                                                                  -----------       -----------
Cash and temporary cash investments - end of period               $ 2,870,000       $ 3,286,700
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

Note 2.           Reverse Stock Split

                  The Company, on July 15, 1996, amended its Articles of Incorporation to effect a one-for-five reverse split of its common stock, to increase the par value of its common stock from $.002 to $.01 and to decrease the number of shares of common stock authorized under its Articles of Incorporation from 90,000,000 to 50,000,000. All applicable share and per share data have been adjusted for the reverse stock split.

Note 3.           Accounting Changes

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

Item 2.
                            NOCOPI TECHNOLOGIES, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations

         Revenues for the second quarter of 1996 were $936,200 compared to $743,100 in the second quarter of 1995, an increase of 26%. The first half revenues of $1,811,700 represent a 30% increase from $1,396,300 in the first half of 1995. The increase is attributable to revenues from licensees and end-user customers signed in the latter half of 1995 and the first half of 1996 as well as increased revenues from those signed earlier. Included in second quarter 1996 revenues are revenues derived from initial production of pressure sensitive security labels under a license agreement signed in late 1995. The continuing financial losses from product counterfeiting and product diversion experienced by domestic and international business and the ability to combat these losses using technologies such as those offered by the Company continue to provide the Company with opportunities to increase its revenue base.

         The Company's gross profit increased to $673,900 or 72% of revenues in the second quarter of 1996 from $650,400 or 88% of revenues in the second quarter of 1995. For the first six months of 1996 the gross profit was $1,379,200 or 76% of revenues compared to $1,206,900 or 86% of revenues in the first half of 1995. The decline in gross profit as a percentage of revenues is attributable in part to the inclusion in the 1996 second quarter revenues of certain manufactured products which carry higher direct costs than licensing and royalty revenues.

         Research and development expenses of $191,700 in the second quarter of 1996 were slightly below the second quarter 1995 expenses of $206,400. The first half 1996 research and development expenses of $396,700 approximated the $390,900 incurred in the first half of 1995.

         Sales and marketing expenses were $351,500 in the second quarter of 1996 compared to $384,000 in the second quarter of 1995. For the first six months of 1996 sales and marketing expenses declined to $723,400 from $823,700 in the first half of 1995. The decrease is attributable to lower staffing levels in the U.S. as well as modified compensation arrangements with certain sales employees and sales agents. Late in the second quarter the Company increased its sales staff to take advantage of newly developed technologies which the Company believes to be best handled by its sales persons as compared to licensees. The Company also plans to increase its sales promotion activities in the second half of the year.

         General and administrative expenses increased to $281,700 in the second quarter of 1996 from $248,300 in the second quarter of 1995 and to $521,300 in the first half of 1996 from $469,200 in the first half of 1995. The increases are the result of expenses incurred by Euro-Nocopi S.A.

         Other income (expenses) include interest on the Series B 7% Subordinated Convertible Promissory Notes issued in May 1993 and amortization of debt issue costs related to these Notes. The decrease in interest expense and debt amortization costs in the second quarter and first half of 1996 reflects the conversion of some of these notes into common stock during 1995. Interest income includes interest on funds invested in the U.S. as well as the investment of funds remaining from those raised in the 1994 Euro-Nocopi S.A. private placement.

         Ownership interest of others in consolidated entity represents the proportionate share in the assets and profits or losses of Euro-Nocopi S.A. attributable to the 82% ownership interest of the outside shareholders of that company.

         The consolidated net loss declined in the second quarter of 1996 to $34,600 from $60,800 in the second quarter of 1995. For the first six months of 1996, the consolidated net loss declined to $45,400 from $229,600 in the first half of 1995. The Company's U.S. operations, with an operating profit of $2,300 in the second quarter of 1996, recorded its fourth consecutive quarterly operating profit.


Liquidity and Capital Resources

         The Company's consolidated cash and temporary cash investment position decreased to $2,870,000 at June 30, 1996 from $2,982,100 at December 31, 1995.
Included in the June 30, 1996 balance is $1,900,100 held by Euro-Nocopi S.A. which is available only to fund Euro-Nocopi's operations. At December 31, 1995, the Euro-Nocopi S.A. cash balance was $2,075,000. The decrease during the first half is principally attributable to funds required to support Euro-Nocopi S.A.'s operations.

         The Company's domestic cash position increased to $969,900 at June 30, 1996 from $907,100 at December 31, 1995. The increase results primarily from receivables collections and proceeds of stock option exercises in the first half of 1996 partially offset by payments related to the acquisition of ink production equipment in late 1995 and incentive compensation paid for the achievement of the 1995 U.S. business plan.

         The Company believes that it has sufficient working capital and available credit to support its consolidated operations.

         The Company, on July 15, 1996, amended its Articles of Incorporation to effect a one-for-five reverse split of its common stock, increased the par value of its common stock from $.002 to $.01 and decreased the number of shares of common stock authorized under its Articles of Incorporation from 90,000,000 to 50,000,000.

         The Company's operations are subject to all of the risks inherent in a developing business enterprise. The likelihood of success must be considered in light of problems, difficulties, complications and delays frequently encountered in connection with an emerging business and the development of new technologies.

                           PART II - OTHER INFORMATION



Item 1.           Legal Proceedings

                  Not Applicable


Item 2.           Changes in Securities

                  Effective July 15, 1996, Registrant's Articles of Incorporation were amended in order (a) to effect a one-for-five reverse split of Registrant's common stock, par value $.002 per share, (b) to increase the par value of Registrant's common stock from $.002 per share to $.01 per share, and (c) to decrease the number of shares of common stock authorized under Registrant's Articles of Incorporation from 90,000,000 to 50,000,000.

                  The amendment of Registrant's Articles of Incorporation did not materially alter the voting and other rights of holders of Registrant's common stock, or any other class of registrant's securities.


Item 3.           Defaults Upon Senior Securities

                  Not Applicable


Item 4.           Submission of Matters to a Vote of Security Holders

                  The Registrant's 1996 Annual Meeting of Shareholders was held on June 10, 1996. At such meeting, Registrant's shareholders elected six (6) persons nominated by the Nominating Committee of the Board to serve as directors of Registrant, approved an Amendment to the Articles of Incorporation to provide for a Recapitalization of the Registrant including authorizing the Board of Directors, in its discretion, to effect a one-for-five reverse stock split, approved the adoption of the Registrant's 1996 Stock Option Plan, and ratified the selection of Coopers & Lybrand L.L.P. as Registrant's independent public accountants.

                  The following table shows the votes cast for and against each person nominated to serve as a director, as well as all abstentions, authority withheld and broker non-votes:

                                            Votes
                                           Against
                                             or                       Broker
     Name of                              authority                    Non-
     Nominee             Votes For        withheld     Abstentions     Votes
- -----------------       ----------        ---------    -----------    ------

Ray B. Mundt            65,842,324        1,382,680        -0-          -0-
Norman A. Gardner       65,840,424        1,384,580        -0-          -0-
Dr. A. Gundjian         65,839,424        1,385,580        -0-          -0-
Joel A. Pinsky          65,690,624        1,534,380        -0-          -0-
William F. Drake        65,519,483        1,705,521        -0-          -0-
Edward N. Patrone       65,230,953        1,994,051        -0-          -0-


                  The voting on the proposal to approve an Amendment to the Articles of Incorporation providing for a Recapitalization, including authorizing the Board of Directors, in its discretion, to effect a one-for-five reverse stock split was as follows: 64,783,026 For; 289,519 Against; 187,950
                  Abstentions; and 1,964,509 Broker Non-Votes.

                  The voting on the proposal to approve the adoption of the Registrant's 1996 Stock Option Plan was as follows: 60,271,803 For; 2,624,036 Against; 656,595 Abstentions; and 3,672,570
                  Broker Non-Votes.

                  The voting on the proposal to ratify the selection of Coopers & Lybrand L.L.P. as Registrant's independent public accountants was as follows: 67,023,499 For; 108,840 Against; 92,665 Abstentions; and -0- Broker Non-Votes.


Item 5.           Other Information

                  Not Applicable


Item 6.           Exhibits and Reports on Form 8-K

                    (a).   Exhibit 11 Computation of loss per common share.


                    (b). No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NOCOPI TECHNOLOGIES, INC.

DATE:  August 12, 1996                /s/ Norman A. Gardner
                                      ----------------------------------------
                                      Norman A. Gardner
                                      President & Chief Executive Officer

DATE:  August 12, 1996                /s/ Rudolph A. Lutterschmidt
                                      ----------------------------------------
                                      Rudolph A. Lutterschmidt
                                      Vice President & Chief Financial Officer