Form 10-Q
period 1996-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 1996-11-14
CIK 888981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR QUARTER ENDED SEPTEMBER 30, 1996        COMMISSION FILE NO. 0-20333


                            NOCOPI TECHNOLOGIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              MARYLAND                                        87-0406496
    -------------------------------                       -------------------
    (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


                 230 SUGARTOWN ROAD, SUITE 100, WAYNE, PA 19087
                 ----------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 610-687-2000
                                                            ------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES  X          NO
                                   ---            ---


                  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:

             TITLE OF EACH CLASS                  SHARES OUTSTANDING
           -----------------------                -------------------
           COMMON STOCK, PAR VALUE                AT NOVEMBER 1, 1996
               $.01 PER SHARE                       14,080,654

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                              PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED STATEMENTS OF OPERATIONS                        1
              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996
              AND SEPTEMBER 30, 1995


              CONSOLIDATED BALANCE SHEETS                                  2
              SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


              CONSOLIDATED STATEMENTS OF CASH FLOWS                        3
              NINE MONTHS ENDED SEPTEMBER 30, 1996
              AND SEPTEMBER 30, 1995


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   4



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           5 - 6



PART II.  OTHER INFORMATION                                                7


     SIGNATURES                                                            8

                         PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                 Three Months ended                  Nine Months ended
                                                    September 30                        September 30
                                              1996               1995             1996               1995
                                            --------           --------         ----------         ----------
Revenues                                    $951,200           $782,100         $2,762,900         $2,178,400

Cost of sales                                346,900             71,400            779,400            260,800
                                           ---------          ---------         ----------         ----------
  Gross profit                               604,300            710,700          1,983,500          1,917,600

Operating expenses
 Research and development                    199,700            214,500            596,400            605,400
 Sales and marketing                         386,400            334,900          1,109,800          1,158,600
 General and administrative                  286,800            263,600            808,100            732,800
                                           ---------          ---------         ----------         ----------
                                             872,900            813,000          2,514,300          2,496,800
                                           ---------          ---------         ----------         ----------
  Loss from operations                      (268,600)          (102,300)          (530,800)          (579,200)

Other income (expenses)
 Amortization                                 (6,300)            (6,800)           (19,000)           (22,300)
 Interest income                              27,000             48,900             92,100            123,400
 Interest and bank charges                   (17,500)           (18,400)           (52,300)           (59,900)
 Ownership interest of others
  in consolidated entity                     102,000             56,400            301,200            286,200
                                           ---------          ---------         ----------         ----------
                                             105,200             80,100            322,000            327,400
                                           ---------          ---------         ----------         ----------
  Net loss                                 ($163,400)         ($ 22,200)        ($ 208,800)        ($ 251,800)
                                           =========          =========         ==========         ==========

Loss per common share*                     ($    .01)         ($    .00)        ($     .01)        ($     .02)

Average common shares outstanding*        14,080,654         14,015,918         14,063,257         13,995,134

----------
*Restated to reflect one-for-five reverse stock split effective July 15, 1996.


See notes to consolidated financial statements.

                            Nocopi Technologies, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                              September 30       December 31
                                                                   1996             1995
                                                               -----------       -----------
                                     Assets

 Current assets
 Cash and temporary cash investments                           $ 2,633,500       $ 2,982,100
 Accounts receivable less allowance                                644,700           667,700
 Inventory                                                           8,000            22,200
 Prepaid and other                                                  87,000            93,900
                                                               -----------       -----------
  Total current assets                                           3,373,200         3,765,900

Fixed assets
 Leasehold improvements                                             43,300            55,300
 Furniture, fixtures and equipment                                 424,800           381,100
                                                               -----------       -----------
                                                                   468,100           436,400
 Less: accumulated depreciation                                    277,100           231,600
                                                               -----------       -----------
                                                                   191,000           204,800

Other assets
 Patents, net of accumulated amortization                          427,800           419,800
 Debt issue costs, net of accumulated amortization                  38,000            56,900
 Other                                                              15,100            17,800
                                                               -----------       -----------
                                                                   480,900           494,500
                                                               -----------       -----------
   Total assets                                                $ 4,045,100       $ 4,465,200
                                                               ===========       ===========


                      Liabilities and Shareholders' Equity

Current liabilities
 Accounts payable                                              $   589,200       $   398,100
 Accrued expenses                                                  179,300           258,700
 Accrued commissions                                               136,900           182,500
 Deferred revenue                                                  276,600           280,100
                                                               -----------       -----------
  Total current liabilities                                      1,182,000         1,119,400

Long-term notes payable                                            950,000           950,000

Ownership interest of others in consolidated entity              1,521,900         1,823,100

Shareholders' equity
 Common stock, $.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding
   1996 - 14,080,654; 1995 - 14,044,166 shares                     140,800           140,400
 Paid-in capital                                                 7,651,000         7,522,900
 Currency translation adjustment                                    76,600           177,800
 Accumulated deficit                                            (7,477,200)       (7,268,400)
                                                               -----------       -----------
                                                                   391,200           572,700
                                                               -----------       -----------
   Total liabilities and shareholders' equity                  $ 4,045,100       $ 4,465,200
                                                               ===========       ===========

 See notes to consolidated financial statements.

                            Nocopi Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                  Nine Months ended September 30
                                                                      1996             1995
                                                                  -----------       -----------
Operating Activities
 Net loss                                                         ($  208,800)      ($  251,800)
 Adjustments to reconcile net loss to
  cash from operating activities
  Depreciation                                                         64,600            51,600
  Amortization                                                         58,500            60,900
  Allowance for doubtful accounts                                      12,400             7,200
  Ownership interest of others in
   consolidated entity                                               (301,200)         (286,200)
  Other                                                                                   4,700
                                                                  -----------       -----------
                                                                     (374,500)         (413,600)

Changes in working capital
 Accounts receivable                                                    6,600           157,400
 Inventory                                                             14,200             4,400
 Prepaid and other                                                      4,700           (26,000)
 Accounts payable and accrued expenses                                 75,600           240,500
 Deferred revenue                                                      (1,000)          174,300
                                                                  -----------       -----------
                                                                      100,100           550,600
                                                                  -----------       -----------
  Cash provided (used) by operating activities                       (274,400)          137,000

Investing Activities
 Additions to fixed assets                                            (51,400)          (33,600)
 Additions to patents                                                 (44,900)          (95,000)
                                                                  -----------       -----------
  Cash used by investing activities                                   (96,300)         (128,600)

Financing Activities
 Exercise of stock options                                            128,500             6,500
                                                                  -----------       -----------
  Cash provided by financing activities                               128,500             6,500
Effect of exchange rate changes on cash                              (106,400)          197,300
                                                                  -----------       -----------
  Increase (decrease) in cash and temporary cash investments         (348,600)          212,200
Cash and temporary cash investments - beginning of period           2,982,100         3,137,600
                                                                  -----------       -----------
Cash and temporary cash investments - end of period               $ 2,633,500       $ 3,349,800
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

Item 2.
                            NOCOPI TECHNOLOGIES, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations

Revenues for the third quarter of 1996 were $951,200 compared to $782,100 in the third quarter of 1995, an increase of 22%. For the first nine months of 1996 revenues increased 27% to $2,762,900 from $2,178,400 in the first nine months of 1995. The increase is attributable to revenues from licensees and end-user customers signed in late 1995 and the first nine months of 1996 as well as increased revenues from those signed earlier. Revenues derived from the production of pressure sensitive security labels under a license agreement signed in 1995 increased in the third quarter of 1996. The Company recorded its initial revenues from production of these labels in the second quarter. The continuing financial losses from product counterfeiting and product diversion experienced by domestic and international business and the ability to combat these losses using technologies such as those offered by the Company continue to provide the Company with opportunities to increase its revenue base.

The Company's gross profit declined to $604,300 or 64% of revenues from $710,700 or 91% of revenues in the third quarter of 1995. For the first nine months of 1996, the gross profit was $1,983,500 or 72% of revenues compared to $1,917,600 or 88% of revenues for the first nine months of 1995. The decline in gross profit both in absolute dollars and as a percentage of revenues is due in part to the inclusion in revenues of certain manufactured products which carry higher direct costs than licensing and royalty revenues and the modification of an exclusive licensing arrangement which will negatively impact the Company's third and fourth quarter 1996 revenues from that licensee compared to the same quarters of 1995.

Research and development expenses were $199,700 in the third quarter of 1996 compared to $214,500 in the third quarter of 1995. For the first nine months of 1996, research and development expenses of $596,400 in the first nine months of 1996 approximated the $605,400 incurred in the first nine months of 1995.

Sales and marketing expenses increased in the third quarter of 1996 to $386,400 from $334,900 in the third quarter of 1995. The increase is attributable in part to the addition of sales staff both in the U.S. and Europe to market certain newly developed technologies which the Company believes to be best handled by its sales persons as compared to licensees. For the first nine months of 1996, sales and marketing expenses declined to $1,109,800 from $1,158,900 in the same period of 1995.

General and administrative expenses increased to $286,800 in the third quarter of 1996 from $263,600 in the third quarter of 1995 and to $808,100 in the first nine months of 1996 from $732,800 in the first nine months of 1995. The increases result from legal costs associated with the Company's patent activities and expenses incurred by Euro-Nocopi.

Other income (expenses) include interest on the Series B 7% Subordinated Convertible Promissory Notes issued in May 1993 and amortization of debt issue costs related to these Notes. The decrease in interest expense and debt amortization costs in the third quarter and first nine months of 1996 reflects the conversion of some of these notes into common stock during 1995. Interest income includes interest on funds invested in the U.S. as well as the investment of funds remaining from those raised in the 1994 Euro-Nocopi S.A. private placement.

Ownership interest of others in consolidated entity represents the proportionate share in the assets and profits or losses of Euro-Nocopi S.A. attributable to the 82% ownership interest of the outside shareholders of that company.

The consolidated net loss was $163,400 for the third quarter of 1996 compared to $22,200 in the third quarter of 1995. For the first nine months of 1996, the consolidated net loss was $208,800 compared to $251,800 in the first nine months of 1995. The decline in the third quarter is attributable primarily to lower licensing revenues and lower gross profit resulting from the change in revenue mix.

Liquidity and Capital Resources

The Company's consolidated cash and temporary cash investment position decreased to $2,633,500 at September 30, 1996 from $2,982,100 at December 31, 1995.
Included in the September 30, 1996 balance is $1,779,800 held by Euro-Nocopi S.A. which is available only to fund Euro-Nocopi's operations. At December 31, 1995, the Euro-Nocopi S.A. cash balance was $2,075,000. The decrease in cash held by Euro-Nocopi S.A. during the first nine months is principally attributable to funds required to support Euro-Nocopi S.A.'s operations.

The Company's domestic cash position decreased to $853,700 at September 30, 1996 from $907,100 at December 31, 1995. The decrease results primarily from payments related to the acquisition of ink production equipment in late 1995, incentive compensation paid for the achievement of the 1995 U.S. business plan and funds required to support domestic operations partially offset by proceeds of stock option exercises in the first half of 1996.

The Company believes that it has sufficient working capital and available credit to support its consolidated operations over the next twelve months.

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

                  (b) No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NOCOPI TECHNOLOGIES, INC.

DATE:  November 12, 1996               /s/ Norman A. Gardner
                                       ----------------------------------------
                                       Norman A. Gardner
                                       President & Chief Executive Officer


DATE:  November 12, 1996               /s/ Rudolph A. Lutterschmidt
                                       ----------------------------------------
                                       Rudolph A. Lutterschmidt
                                       Vice President & Chief Financial Officer