Form 10-K
period 1996-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 1997-03-28
CIK 888981

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

  X      Annual report pursuant to section 13 or 15(d) of the Securities
----- Exchange Act of 1934 Fee Required] for the fiscal year ended December 31, 1996 or

         Transition report pursuant to section 13 or 15(d) of the Securities
----- Exchange Act of 1934 [No Fee Required] for the transition period from _____ to _____.

Commission File Number 0-20333

                            NOCOPI TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                   87-0406496
   ----------------------------                       -------------------
   (State or other jurisdiction                        I.R.S. Employer
          of incorporation)                           Identification No.)

   230 Sugartown Road, Wayne, Pennsylvania                  19087
   ---------------------------------------            -------------------
   (Address of principal executive offices)               (Zip Code)

Telephone Number, Including Area Code:  (610) 687-2000

Securities registered pursuant to section 12(b) of the Act:

      Title of each class         Name of each exchange on which registered
             None                               Not Applicable
      -------------------         -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 par value
                           ---------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X          No
                              -----           -----

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. $9,700,000 at March 14, 1997.

     (Applicable only to corporate registrants) Indicate the number of shares outstanding of each class of registrant's common stock, as of the latest practicable date. 14,080,654 Shares of Common Stock, $.01 par value at March 14, 1997.

     Documents Incorporated by Reference.

     Proxy Statement for the Annual Meeting of Shareholders to be Held June 9, 1997 (Part III).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______


                                               Exhibit Index Begins on Page 17.

                                     PART I

ITEM 1. BUSINESS

Background

     Nocopi Technologies, Inc. (hereinafter "Nocopi" or "Registrant") was organized to exploit a technology developed by its founders for impeding the reproduction of documents on office copiers. In its early stages of development, Nocopi's business consisted primarily of selling burgundy colored, copy resistant paper to protect corporate documents, that is, to provide document security. In the last several years, Registrant has continued to refine its document security technologies but has increasingly focused on developing and marketing technologies for document and product authentication which can reduce losses caused by fraudulent document reproduction and by product counterfeiting and/or diversion.

     Registrant is involved in the business of product and document authentication and security. It has developed and markets a variety of products--special inks and paper which deters photocopying and transmission by facsimile and proprietary inks which print invisibly until activated for the purpose of identifying counterfeit or diverted products. Registrant's document authentication products and technologies, over the last three years, have become the most substantial market for Registrant. Sales are made either through licensees or directly to end-users.

Anti-Counterfeiting and Anti-Diversion Technologies and Products

     Recent developments in copying and printing technologies have made it ever easier to counterfeit a wide variety of documents. Lottery tickets, gift certificates, event and transportation tickets, travellers' checks and the like are all susceptible to counterfeiting, and Registrant believes that losses from such counterfeiting have increased substantially with improvements in technology. Counterfeiting has long caused losses to manufacturers of brand name products, and Registrant believes these losses have also increased as the counterfeiting of labeling and packaging has become easier.

     Registrant's document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document which can be activated or revealed by use of a special highlighter pen when authentication is required. This is sold under the trade mark COPIMARK(TM). Other variations of the COPIMARK(TM) technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi's RUB & REVEAL(R) system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as checks, travellers' checks, gift certificates and event tickets, and the authentication of product labelling and packaging. The Rub & Reveal(R) technology was enhanced during 1995 permitting its use in documents produced on laser printers, thus affording expanded market opportunities for this technology. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets). During 1993, Registrant developed its invisible inkjet technology which permits manufacturers and distributors to track the movement of products from production to ultimate consumption. During 1994, Registrant developed a new technology to address the widespread problem of counterfeiting in the apparel industry consisting of a reactive thread which can be woven into a label which is then sewn into a garment. The woven label can be activated in the same manner as a reactive paper label to reveal the authenticity of the garment. During 1995, Registrant developed a new covert authenticating technology which allows a manufacturer of compact discs to identify CD's produced by that manufacturer. Registrant believes that this technology will provide CD manufacturers and publishers a tool with which to combat the significant losses sustained as a result of illegal pirating and counterfeiting of data, music and video discs.

Document Security Products

     The first product Nocopi developed was a burgundy colored paper that deterred photocopying and transmission by facsimile. The color was chosen and designed so that it absorbed most of the light projected on documents during photocopying except for light in the part of the spectrum the copy process is incapable of detecting. This colored paper exhibited the ability to inhibit reproduction at the cost of legibility to the reader. The darker it was, the better it worked. The trade-off was and is tied to security. If a client needed the security, he would put up with the diminished legibility. Registrant currently markets its copy resistant papers in three grades, each balancing improved copy resistance against diminished legibility.

     The next step in the evolution of Registrant's products was the development of a product which enables the user to select certain areas of a document for copy protection. This led to the development of user defined pre-printed forms on which certain areas were already activated, such as a doctor's prescription form with the signature area protected or a financial instrument exhibiting the same kind of protection. This product line is called SELECTIVE NOCOPI(TM). Registrant also developed several inks which impede photocopying by color copiers. This new technology is called COLOR BLOC(R).

     During 1993, Registrant developed a technology for providing secure faxes. Using this technology, a message printed by a receiving telecopier cannot be read until the paper has been activated by the recipient. This technology initially was available for use only in thermal facsimile machines, limiting its marketability. During 1996, Registrant developed a new technology to allow plain paper ink jet facsimile machines to receive confidential faxes. This new technology is called SECRETFAX(TM). An associated technology, called SECURPRINT(TM), enables an ink jet computer printer to produce documents in which, at the discretion of the author, a portion or all of the document can be rendered confidential until activation. Registrant is engaged in market investigations which it believes may lead to the commercial introduction of SECRETFAX(TM) and SECURPRINT(TM) during 1997.

     The following table illustrates the approximate percentage of Registrant's revenues accounted for by each type of its products for each of the three last fiscal years:

                                                Year Ended December 31,
                                             ----------------------------
                                             1996        1995        1994
                                             ----        ----        ----
     Product Type
     ------------
Anti-Counterfeiting & Anti-Diversion
Technologies and Products                     97%         96%         94%

Document Security Products                     3%          4%          6%


Marketing

     The marketing approach of Registrant is to have sufficient flexibility in its products and technologies so as to provide cost effective solutions to a wide variety of counterfeiting, diversion and copier fraud problems. As a technology company, Registrant generates revenues primarily by collecting license fees from market-specific manufacturers who incorporate Registrant's technologies into their manufacturing process and their products. Registrant also licenses its technologies directly to end users.

     Registrant has identified a number of major markets for its technologies and products, including security printers, manufacturers of labels and packaging materials and distributors of brand name products. Within each market, key potential users have been identified, and, in many cases, already licensed. Within North America, sales efforts include direct selling by company personnel to create end user demand and selling through licensee sales forces with support from company personnel. Registrant has determined that technical sales support by its personnel is of great importance to increasing its licensees' sales of products incorporating Registrant's technologies, and recently has significantly increased its commitment to providing such support.

     As continued improvements in color copier and desktop publishing technology make counterfeiting and fraud opportunities less expensive and more available, Registrant intends to maintain an interactive product development and enhancement program with the combined efforts of marketing, applications engineering and research and development. Registrant's objective is to concentrate efforts on developing market-ready products with the most beneficial ratios of market potential to development time and cost.

Euro-Nocopi S.A.

     In 1994, the Registrant formed a European company, Euro-Nocopi S.A. to market the Company's technologies in Europe under an exclusive license agreement. Euro-Nocopi S.A., headquartered in Paris, has sales representatives in France, England and Germany. Euro-Nocopi sells the full range of Nocopi products and technologies in the European market, both to European-based companies and to subsidiaries of U.S.-based corporations. The Registrant receives an on-going royalty stream from revenues generated in Europe. The Registrant owns an approximately 18% interest in Euro-Nocopi and holds warrants permitting it to increase its interest to 55%. Beginning in August 1998, the Euro-Nocopi stock sold to investors may be converted into approximately one million shares of the Registrant's common stock in the event that no public offering of Euro-Nocopi has been made by that date.

Major Customers

     During 1996, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 1996 total revenues from two customers, 3M Corporation and Paxar Corporation, which accounted for approximately 22% and 18%, respectively, of 1996 revenues. Registrant anticipates that its reliance on these customers will diminish as other licensees increase their sales of products incorporating Registrant's technologies.

Manufacturing

     Nocopi does not have substantial manufacturing facilities. Registrant presently subcontracts the manufacture of its applications to third party manufacturers and expects to continue such subcontracting. Applications of Registrant's technology are effected mainly through printing and coating. The inks are custom manufactured by the Company. Since some of the processes that Nocopi uses in its applications are based on relatively common manufacturing technologies, there does not appear to be a technical or economic reason for Registrant to invest capital in its own manufacturing facilities. In the area of its proprietary inks, however, Registrant desires to control the manufacturing process for security purposes and has invested $75,000 to establish an ink making capacity capable of supplying commercial quantities of its security ink.

     Registrant has established a quality control program which currently entails laboratory analysis of developed technologies. Management intends to expand this program to include placing specially trained Nocopi technicians onsite at third party production facilities to monitor the manufacturing process, where warranted. There can be no assurance that Registrant will, in fact, so expand its quality control program.

Patents

     Nocopi has received various patents and has patents pending in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. Patent applications for Registrant's technology (including improvements in the technology) have been filed in numerous other jurisdictions where commercial usage is foreseen, including Europe, Japan, Australia, and New Zealand, and the rights under such applications have been assigned to Registrant. Registrant's patent counsel, which conducted the appropriate searches in Canada and the United States, has reviewed the results of searches conducted in Europe and advised management that effective patent protection for Registrant's technology should be obtainable in all countries in which the patent applications have been filed. There can be no assurance, however, that such protection will be obtained.

     When a new product or process is developed, the developer may seek to preserve for himself the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited. Generally speaking, in order for a patent to be granted, the product or process must be new and be inventively different from what has been previously patented or otherwise known anywhere in the world. Patents generally have a duration of 17 years from the date of grant or 20 years from the date of application depending on the jurisdiction concerned, after which time any person is free to exploit the product or process covered by a patent. A person who is the owner of a patent has, within the jurisdiction in which the patent is granted, the exclusive right to exploit the patent either directly or through licensees, and is entitled to prevent any person from infringing on the patent.

     The granting of a patent does not prevent a third party from seeking a judicial determination that the patent is invalid. Such challenges to the validity of a patent are not uncommon and are occasionally successful. There can be no assurance that a challenge will not be filed to one or more of Registrant's patents and that, if filed, such challenge(s) will not be successful.

     In the United States and Canada, the details of the product or process which is sought to be patented are not publicly disclosed until a patent is granted. However, in some other countries, patent applications are automatically published at a specified time after filing.

Research and Development

     Nocopi has been involved in research and development since its inception, and intends to continue its research and development activities in three areas. First, Registrant will continue to refine its present family of products. Second, Registrant will seek to expand its technology into new areas of implementation. Third, Registrant will seek to develop specific customer applications.

     During the years ended December 31, 1994, 1995, and 1996, Nocopi expended approximately $742,100, $789,100 and $805,100, respectively, on research and development activities (excluding capital expenditures related to research and development activities).

Competition

     Registrant is not aware of any competitors in the area of covert document and product authentication. Likewise, Registrant is not aware of any competitors that market paper which functions in the same way as Nocopi security papers, although management is aware of a limited number of competitors which are attempting different approaches to the same problems which Registrant's products address. Management is aware of a Japanese company that has developed a film overlay which is advertised as providing protection from photocopying. Management has examined the film overlay and believes that it has a limited number of applications. Nocopi security paper is also considerably less expensive than the film overlay.

     Other indirect competitors are marketing products utilizing the hologram and copy void technologies. The hologram, which has been incorporated into credit cards to foil counterfeiting, is considerably more costly than Registrant's technology. Copy void is a security device which has been developed to indicate whether a document has been photocopied.

     Registrant has limited resources, and there can be no assurance that businesses with greater resources than Registrant will not enter the market and compete with Registrant.

Employees

     At March 1, 1997, Registrant had 16 employees, including management.

Financial Information about Foreign and Domestic Operations

     Certain information concerning Registrant's foreign and domestic operations is contained in Note 9 to Registrant's Financial Statements included elsewhere in this Annual Report on Form 10-K, and is incorporated herein by reference.



ITEM 2. PROPERTIES

     Registrant's corporate headquarters are located at 230 Sugartown Road, Wayne, Pennsylvania 19087. Its telephone number at that location is (610) 687-2000. These premises consist of approximately 2,800 square feet of space leased from an unaffiliated third party under a lease expiring in July, 2001. Current monthly rental under this lease is $4,300.

     In 1992, Registrant established research facilities at One Great Valley Parkway, Malvern, Pennsylvania 19355. These facilities, currently consisting of approximately 5,000 square feet of space, have been outfitted with approximately $39,000 in leasehold improvements. The facilities are occupied by Registrant under a lease expiring in September, 1998 at a current monthly rent of $4,200 including common area charges.

     Registrant's European affiliate leases approximately 800 sq. ft. of office space at 30 rue Ste. Marc, Paris, France, under a lease expiring in July, 1998. Monthly rental under this lease is $1,200.

     Registrant believes its facilities are adequate for its current needs.



ITEM 3. LEGAL PROCEEDINGS

     Registrant is not aware of any material pending litigation (other than ordinary routine litigation incidental to its business where, in management's view, the amount involved is less than 10% of Registrant's current assets) to which Registrant is or may be a party, or to which any of its properties is or may be subject, nor is it aware of any pending or contemplated proceedings against it by any governmental authority. Registrant knows of no material legal proceedings pending or threatened, or judgments entered against, any director or officer of Registrant in his capacity as such.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of Registrant's security holders.

                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrant's Common Stock is traded on the over-the-counter market and quoted on the NASD over-the-counter Bulletin Board under the symbol "NNUP". The table below presents the range of high and low bid quotations of Registrant's Common Stock by calendar quarter for the last two full fiscal years and for a recent date, as reported by the National Quotation Bureau, Inc. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, such quotations do not represent actual transactions. Quotations for periods before July 15, 1996, the date on which the Company amended its Bylaws to effect a one-for-five reverse split of its common stock, have been adjusted for the reverse split.

                                                   High Bid           Low Bid
                                                   --------           -------
January 1, 1995 to March 31, 1995                   $4.15              $ .35
April 1, 1995 to June 30, 1995                       3.65                .65
July 1, 1995 to September 30, 1995                   3.55                .65
October 1, 1995 to December 31, 1995                 4.70                .65

January 1, 1996 to March 31, 1996                    3.70               2.55
April 1, 1996 to June 30, 1996                       4.60               2.65
July 1, 1996 to September 30, 1996                   3.85               1.88
October 1, 1996 to December 31, 1996                 2.50               1.00

January 1, 1997 to March 14, 1997                    1.19                .75

     As of March 14, 1997, 14,080,654 shares of Registrant's Common Stock were outstanding. The number of holders of record of Registrant's Common Stock was approximately 1,100. However, Registrant estimates that it has a significantly greater number of Common Stockholders because a number of shares of Registrant's Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 14,080,654 shares of Common Stock which are outstanding, Registrant has reserved for issuance 2,664,472 shares of its Common Stock which underlie outstanding options and warrants to purchase Common Stock and securities issued by Registrant and Euro-Nocopi S.A., which may be converted into its common stock.

     Registrant has paid no cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been has been derived from the Company's consolidated financial statements. The information set forth should be read in conjunction with the Company's Consolidated Financial Statements, the related notes and other financial information appearing elsewhere herein and Management's Discussion and Analysis of Results of Operations and Financial Condition.

                      Selected Consolidated Financial Data


                                               1996              1995              1994                1993             1992
                                               ----              ----              ----                ----             ----
Operating Data
  Revenues                                $ 3,640,300        $ 3,019,700       $  1,761,700       $  1,286,600       $    354,800

  Loss from operations                       (799,600)          (644,700)        (1,572,600)        (1,288,400)        (1,426,200)
  Net loss                                   (408,300)          (241,900)        (1,419,200)        (1,293,400)        (1,330,900)

Balance Sheet Data
  Total assets                              3,532,500          4,465,200          4,299,400          3,265,500          2,573,200
  Working capital                           1,891,000          2,645,500          3,128,100          2,437,800          1,873,500
  Notes payable                               950,000            950,000          1,362,500          1,412,500
  Ownership interest of others
    in consolidated entity                  1,448,300          1,823,100          2,146,000
  Shareholders' equity                        172,200            572,700            255,600          1,642,300          2,269,000
  Average common shares outstanding        14,067,606         14,006,254         13,878,593         13,719,036         13,520,095

Loss per common share                           $(.03)             $(.02)             ($.10)             ($.09)             ($.10)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues for the year ended December 31, 1996 were $3,640,300 compared to $3,019,700 in 1995 and $1,761,700 in 1994, representing increases of 21% and 71%, respectively. The increase in both 1996 and 1995 is attributable to the growing recognition by the international business community of the financial impact of product counterfeiting and product diversion, as well as the need and the ability to combat the problem through technologies such as those offered by the Company. During 1996 the Company produced its initial order of pressure sensitive security labels for 3M Corporation. These label sales are included in Product and other sales. During 1996, the Company also renegotiated its exclusive license agreement with Georgia-Pacific Corporation. The Company believes the new arrangement, combined with a technical development which has opened up the potential for an alternative method of applying the Company's technology to checks and other security documents, will allow it to broaden the distribution of its check printing technologies. The slower than anticipated revenue growth from Georgia-Pacific which led, in part, to the license renegotiation, negatively affected the Company's second half revenues compared to the second half of 1995. The Company and its affiliate, Euro-Nocopi S.A. (Euro-Nocopi) continued to sign licensees and end-user customers during the year and experienced growth in revenues from certain customers and licensees signed in earlier years.

     The Company's gross profit declined to $2,581,600 or 71% of sales from $2,620,900 or 87% of revenues and $1,473,300 in or 84% of revenues in 1994. The decline in gross profit in 1996 in both absolute dollars and as a percentage of revenues is due, in part, to the increase in sales of tangible products such as pressure sensitive labels which are manufactured or purchased for resale and carry a higher level of direct costs compared to the Company's license and royalty revenues.

     Research and development costs increased to $805,100 in 1996 from $789,100 in 1995 and $742,100 in 1994. The increases in both 1996 and 1995 resulted from a staff addition in late 1995 and travel expenses to support European sales activity.

     Sales and marketing expenses declined to $1,494,100 in 1996 from $1,552,600 in 1995. The decline relates primarily to lower commission and compensation expenses experienced in 1996 compared to 1995. The increase in 1995 from $1,485,000 in 1994 is primarily attributable to the development of a sales and marketing organization in Europe where efforts intensified after 1994. Euro-Nocopi has full-time sales persons in France, England and Germany. As a significant amount of luxury products affected by counterfeiting and diversion are produced in Europe, the successful implementation of a sales organization in Europe was an important 1995 objective. This increase was partially offset by lower sales and marketing expenses in the United States resulting in a reduction of costs associated with a major sales and marketing program initiated in 1994 which included direct mail, public relations activities and participation in anti-counterfeiting trade shows and meetings.

     General and administrative expenses increased to $943,300 in 1996 from $781,500 and $652,100 in 1994 in 1994. The increase in 1996 is attributable to legal fees incurred relative to the Company's international patent activities and professional fees incurred by Euro-Nocopi. The increase in 1995 compared to 1994 was attributable to the accrual of incentive payments payable for the achievement of the Company's 1995 operating plan in that year and administrative costs associated with Euro-Nocopi.

     Other income (expenses) include interest on the Series B 7% Subordinated Convertible Promissory Notes issued in May 1993 and amortization of debt issue costs related to the Notes. The decrease in interest and amortization in 1995 reflects the conversion of $412,500 in principal amounts of these notes into common stock during that year. Interest income includes interest on funds invested in the U.S. as well as the investment of funds held by Euro-Nocopi.

     Ownership interest of others in consolidated entity represents the proportionate share in the loss of Euro-Nocopi attributable to the 82% ownership interest of the outside shareholders of that company.

     The net loss for 1996 was $408,300 compared to losses of $241,900 and $1,419,200 respectively in 1995 and 1994.

     The increase in the 1996 net loss compared to 1995 relates in part to the lower revenues realized from Georgia-Pacific compared to 1995 leading to the renegotiation of the Company's agreement with Georgia-Pacific as well as delays in the development of revenues in other areas of the Company's business. Also contributing to the 1996 increase in the net loss is the lower gross profit realized as a result of changes in product mix in favor of tangible products which carry a higher level of direct costs than licenses and royalties. The significant improvement in 1995 compared to 1994 is primarily attributable to U.S. revenue increases that year carrying a high gross profit margin as well as reductions in domestic overhead costs.

Liquidity and Capital Resources

     The Company's consolidated cash position declined to $2,229,200 at December 31, 1996 from $2,982,100 at December 31, 1995. Included in the
December 31, 1996 cash balance is $1,641,200 held by Euro-Nocopi. This amount is available primarily to fund Euro-Nocopi's operations. These funds were raised in 1994 to enable this new entity to exploit the European market for Nocopi's technologies. The Company owns an approximate 18% interest in Euro-Nocopi with warrants which could increase its holding to 55%. Euro-Nocopi markets the Company's technologies in Europe under an exclusive licensing arrangement. Beginning in August 1998, the Euro-Nocopi stock sold to investors may be converted into approximately one million shares of the Registrant's common stock in the event that no public offering of Euro-Nocopi has been made by that date.

     The Company's domestic cash position decreased to $588,000 at December 31, 1995 from $827,900 at December 31, 1995. The decrease in cash resulted primarily from the use of cash required to fund domestic operations, payments in 1996 related to the acquisition of ink production equipment in late 1995 and incentive compensation paid for the achievement of the 1995 U.S. business plan, offset by the proceeds of stock option exercises. The Euro-Nocopi cash balance declined to $1,641,200 at December 31, 1996 from $2,075,000 at December 31, 1995. The decrease is attributable principally to funds required to support Euro-Nocopi's operations. Capital spending was $61,500 in 1996, $112,000 in 1995 and $56,900 in 1994.

     The Company has a $1 million short-term line of credit with a bank at prime. Collateral for the line of credit includes all assets of the Company along with personal assets pledged by two directors. No compensation is payable to these directors under this arrangement. The credit line, unless renewed, expires at December 31, 1997. There have been no borrowings under this line of credit. The Company intends to renew this line prior to its expiration.

     The Company believes that is has sufficient working capital and available credit to support its consolidated operations and debt service requirements over the next twelve months.

     The Company, on July 15, 1996, amended its Articles of Incorporation to effect a one-for-five reverse split of its common stock, increased the par value of its common stock from $.002 to $.01 and decreased the number of shares of common stock authorized under its Articles of Incorporation from 90,000,000 to 50,000,000.

Factors That May Affect Future Growth and Stock Price

     The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

     Uneven Pattern of Quarterly and Annual Operating Results. The Company's revenues, which are derived primarily from licensing and royalties, are difficult to forecast due to the long sales cycle for the Company's technologies, the potential for customer delay or deferral of implementation of the Company's technologies, the size and timing of inception of individual license agreements, the success of the Company's licensees and strategic partners in exploiting the market for the licensed products, modifications of customer budgets, and uneven patterns of royalty revenue and product orders. As the Company's revenue base is not substantial, delays in finalizing license contracts, implementing the technology to initiate the revenue stream and customer ordering decisions can have a material adverse effect on the Company's quarterly and annual revenue expectations and, as the Company's operating expenses are substantially fixed, income expectations will be subject to a similar adverse outcome.

     New Business Opportunities. The Company, with limited research and development resources, is compelled to develop new technologies which it believes will enhance and expand its leadership position in the anti-counterfeiting and anti-diversion marketplace it serves. There can be no assurance that the considerable resources expended in this effort will generate significant revenues for the Company.

     Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. It also relies on confidentially, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, the Company's technologies could possibly be compromised through reverse engineering or other means. There can be no assurance that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties, thus adversely affecting its customer and licensee relationships.

     Volatility of Stock Price. The market price for the Company's common stock has historically experienced significant fluctuations and may continue to do so. The Company has, since its inception, operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company's common stock is not listed on a national or regional securities exchange and, consequently, receives limited public notice regarding its business achievements and prospects nor is it extensively followed by securities analysts and traders. The market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company's common stock.

Recently Issued Accounting Standards

     In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted). This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements of Registrant meeting the requirements of Regulation S-X (except section 210.3-05 and Article 11 thereof) are included herein beginning at page F-1 of this Annual Report on Form 10-K.

     For information required with respect to this Item 8, see "Consolidated Financial Statements and Schedules on pages F-1 through F- of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

     The information required by Part III, Items 10 through 13, inclusive of Form 10-K are incorporated by reference to Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for June 9, 1997, which shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following Financial Statements are filed as part of this Annual Report on Form 10-K

                                                                       PAGE
                                                                       ----
Report of Independent Accountants                                      F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995           F-2

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994                                     F-3

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1996, 1995 and 1994                         F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                                     F-5

Notes to Consolidated Financial Statements                          F-6 to F-16

Schedule II - Valuation and Qualifying Accounts and Reserves           F-17

All other schedules are omitted because they are not required or are inapplicable.

-------------------------------


(b)  The Exhibit Index appears on Page 17 of this Annual Report on Form 10-K.

(c) Registrant has not filed any reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOCOPI TECHNOLOGIES, INC.
                                       Registrant

Dated:   March 27, 1997                By: /s/ Norman A. Gardner
                                           ------------------------------------
                                       Norman A. Gardner
                                       President & Chief Executive Officer

Dated:   March 27, 1997                By: /s/ Rudolph A. Lutterschmidt
                                           ------------------------------------
                                       Rudolph A. Lutterschmidt,
                                       Vice President, Chief Financial Officer
                                       and Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 27, 1997                /s/ William F. Drake, Jr.
                                       ----------------------------------------
                                       William F. Drake, Jr., Director

Date:    March 27, 1997                /s/ Norman A. Gardner
                                       ----------------------------------------
                                       Norman A. Gardner, Director

Date:    March 27, 1997                /s/ Dr. Arshavir Gundjian
                                       ----------------------------------------
                                       Dr. Arshavir Gundjian, Director

Date:    March 27, 1997                /s/ Ray B. Mundt
                                       ----------------------------------------
                                       Ray B. Mundt, Director

Date:    March 27, 1997                /s/ Edward N. Patrone
                                       ----------------------------------------
                                       Edward N. Patrone,
                                       Chairman of the Board of Directors

Date:    March 27, 1997                /s/ Joel A. Pinsky
                                       ----------------------------------------
                                       Joel A. Pinsky, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Nocopi Technologies, Inc.

We have audited the accompanying consolidated financial statements and the financial statement schedule of Nocopi Technologies, Inc. listed on the index on page 15 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nocopi Technologies, Inc. as of December 31, 1996 and 1995 and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information required to be included herein.


COOPERS & LYBRAND L.L.P.
Philadelphia, Pennsylvania
March 7, 1997

               Nocopi Technologies, Inc.
              Consolidated Balance Sheets

                                                                              December 31
                                                                     1996                      1995
                                                                     ----                      ----

                                                Assets
 Current assets
  Cash and cash equivalents                                       $2,229,200                $2,982,100
  Accounts receivable less allowances
   (1996-$37,100; 1995-$21,000)                                      513,400                   667,700
  Inventory                                                            5,100                    22,200
  Prepaid and other                                                  105,300                    93,900
                                                                 -----------               -----------
   Total current assets                                            2,853,000                 3,765,900

 Fixed assets
  Leasehold improvements                                              43,200                    55,300
  Furniture, fixtures and equipment                                  435,000                   381,100
                                                                 -----------               -----------
                                                                     478,200                   436,400
  Less: accumulated depreciation                                     296,600                   231,600
                                                                 -----------               -----------
                                                                     181,600                   204,800

 Other assets
  Patents, net of accumulated amortization
   (1996 - $214,300; 1995 - $171,200)                                452,000                   419,800
  Debt issuance costs, net of accumulated
   amortization (1996 - $156,500; 1995 - $131,200)                    31,600                    56,900
  Other                                                               14,300                    17,800
                                                                 -----------               -----------
                                                                     497,900                   494,500
                                                                 -----------               -----------
                                                                  $3,532,500                $4,465,200
                                                                 ===========               ===========


                                 Liabilities and Shareholders' Equity

 Current liabilities
  Accounts payable                                                  $539,800                  $398,100
  Accrued expenses                                                   139,900                   258,700
  Accrued commissions                                                118,100                   182,500
  Deferred revenue                                                   164,200                   280,100
                                                                 -----------               -----------
   Total current liabilities                                         962,000                 1,119,400

 Long-term notes payable                                             950,000                   950,000

 Commitments and contingencies

 Ownership interest of others in consolidated entity               1,448,300                 1,823,100

 Shareholders' equity
  Series A preferred stock $1.00 par value
   Authorized - 300,000 shares
    Issued and outstanding - none
 Common stock, $.01 par value
   Authorized - 50,000,000 shares
    Issued and outstanding
     1996 - 14,080,654 shares                                        140,800
     1995 - 14,044,166 shares                                                                  140,400
  Paid-in capital                                                  7,651,000                 7,522,900
  Currency translation adjustment                                     57,100                   177,800
  Accumulated deficit                                             (7,676,700)               (7,268,400)
                                                                 -----------               -----------
                                                                     172.200                   572,700
                                                                 -----------               -----------
                                                                  $3,532,500                $4,465,200
                                                                 ===========               ===========

 See notes to consolidated financial statements.

               Nocopi Technologies, Inc.

         Consolidated Statements of Operations


                                                                     Years ended December 31
                                                                 1996            1995            1994
                                                                 ----            ----            ----
Revenues
 Licenses, royalties and fees                                 $3,036,800      $2,878,500      $1,610,800
 Product and other sales                                         603,500         141,200         150,900
                                                              ----------      ----------      ----------
                                                               3,640,300       3,019,700       1,761,700
Cost of sales
 Licenses, royalties and fees                                    496,900         273,200         150,100
 Product and other sales                                         561,800         125,600         138,300
                                                              ----------      ----------      ----------
                                                               1,058,700         398,800         288,400
                                                              ----------      ----------      ----------
  Gross profit                                                 2,581,600       2,620,900       1,473,300

Operating expenses
 Research and development                                        805,100         789,100         742,100
 Sales and marketing                                           1,494,100       1,552,600       1,485,600
 General and administrative                                      943,300         781,500         652,100
 Other expenses                                                  138,700         142,400         166,100
                                                              ----------      ----------      ----------
                                                               3,381,200       3,265,600       3,045,900
                                                              ----------      ----------      ----------
  Loss from operations                                          (799,600)       (644,700)     (1,572,600)

Other income (expenses)
 Amortization of debt issuance costs                             (25,300)        (28,880)        (37,600)
 Interest income                                                 113,900         189,300          74,800
 Interest and bank charges                                       (72,100)        (80,600)       (101,800)
 Ownership interest of others in
  loss of consolidated entity                                    374,800         322,900         218,000
                                                              ----------      ----------      ----------
                                                                 391,300         402,800         153,400
                                                              ----------      ----------      ----------
  Net loss                                                     ($408,300)      ($241,900)    ($1,419,200)
                                                              ==========      ==========     ===========

Net loss per common share                                          ($.03)          ($.02)          ($.10)

Average common shares outstanding                             14,067,606      14,006,254      13,878,593


 See notes to consolidated financial statements.

                            Nocopi Technologies, Inc.
                 Consolidated Statements of Shareholders' Equity


                                                                                           Currency
                                           Common stock         Paid-in       Treasury    Translation    Accumulated
                                      Shares       Amount       Capital         Stock     Adjustment       Deficit         Total
                                      ------       ------       -------         -----     ----------       -------         -----
Balance-January 1, 1994             13,789,048    $137,900     $7,111,700                                $(5,607,300)   $1,642,300

Acquisition of treasury stock          (34,000)                               $(68,000)                                    (68,000)

Exercise of stock options              140,000       1,100            900       68,000                                      70,000

Conversion of Series B note             14,536         100         50,700                                                   50,800

Net loss                                                                                                  (1,419,200)   (1,419,200)

Translation adjustment                                                                     $(20,300)                       (20,300)
                                    ----------------------------------------------------------------------------------------------
Balance-December 31, 1994           13,909,584     139,100      7,163,300                   (20,300)      (7,026,500)      255,600

Exercise of stock options               15,000         100         28,900                                                   29,000

Conversion of Series B notes,
  net of expenses                      119,582       1,200        330,700                                                  331,900

Net loss                                                                                                    (241,900)     (241,900)

Translation adjustment                                                                      198,100                        198,100
                                    ----------------------------------------------------------------------------------------------
Balance-December 31, 1995           14,044,166     140,400      7,522,900                   177,800       (7,268,400)      572,700

Exercise of stock options               36,488         400        128,100                                                  128,500

Net loss                                                                                                    (408,300)     (408,300)

Translation adjustment                                                                     (120,700)                      (120,700)
                                    ----------------------------------------------------------------------------------------------
Balance-December 31, 1996           14,080,654    $140,800     $7,651,000                   $57,100      $(7,676,700)     $172,200
                                    ==============================================================================================

See notes to consolidated financial statements.

               Nocopi Technologies, Inc.
         Consolidated Statements of Cash Flows


                                                                                       Years ended December 31
                                                                                  1996           1995           1994
                                                                                  ----           ----           ----
Operating Activities
 Net loss                                                                       ($408,300)     ($241,900)   ($1,419,200)
 Adjustments to reconcile net loss to
  cash used by operating activities
  Depreciation                                                                     84,200         68,600         51,100
  Amortization                                                                     71,900         70,400         70,900
  Allowance for doubtful accounts, net                                             16,100          7,400          9,000
  Ownership interest of others in
    loss of consolidated entity                                                  (374,800)      (322,900)      (218,000)
  Other                                                                                            6,000
                                                                               ----------     ----------     ----------
                                                                                 (610,900)      (412,400)    (1,506,200)

Changes in working capital
 Accounts receivable                                                              132,800       (230,400)      (329,400)
 Inventory                                                                         17,100         (8,600)         5,200
 Prepaid and other                                                                (14,000)       (17,000)       (21,900)
 Accounts payable and accrued expenses                                            (30,200)       280,400        307,200
 Deferred revenue                                                                (113,000)       235,300         18,800
                                                                               ----------     ----------     ----------
                                                                                   (7,300)       259,700        (20,100)
                                                                               ----------     ----------     ----------
  Cash used by operating activities                                              (618,200)      (152,700)    (1,526,300)

Investing Activities
 Additions to fixed assets                                                        (61,500)      (112,000)       (56,900)
 Additions to patents                                                             (75,300)      (125,800)       (84,000)
                                                                               ----------     ----------     ----------
  Cash used by investing activities                                              (136,800)      (237,800)      (140,900)

Financing Activities
 Exercise of stock options                                                        128,500         29,000         70,000
 Issue of stock in Euro-Nocoopi, S.A., net of issue costs                                                     2,310,200
 Acquisition of treasury stock                                                                                  (68,000)
                                                                               ----------     ----------     ----------
  Cash provided by financing activities                                           128,500         29,000      2,312,200

 Effect of exchange rate changes on cash                                         (126,400)       206,000         33,000
                                                                               ----------     ----------     ----------
    Increase (decrease) in cash and cash equivalents                             (752,900)      (155,500)       678,000
Cash and cash equivalents
 Beginning of year                                                              2,982,100      3,137,600      2,459,600
                                                                               ----------     ----------     ----------
 End of year                                                                   $2,229,200     $2,982,100     $3,137,600
                                                                               ==========     ==========     ==========

Supplemental cash flow data
  Interest paid                                                                   $66,500        $74,700        $98,000

Additional common stock was issued upon conversion
 of Series B notes
  Conversion of Series B notes, net of debt issuance
   and conversion costs                                                                         $331,900        $50,800

 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.    Organization of the Company

      Nocopi Technologies, Inc. (the Company) is organized under the laws of the State of Maryland. Its main business activities are the development and distribution of document security products and the licensing of its patented authentication technologies in the United States and foreign countries.


2.    Significant Accounting Policies

      Principles of consolidation - The financial statements include the accounts of the Company and Euro-Nocopi S.A., the European affiliate of the Company. The Company has an approximately 18% interest in Euro-Nocopi and holds warrants permitting it to increase its interest to 55%. The Company's operational and financial control of Euro-Nocopi requires Euro-Nocopi's operations be included in the Consolidated Financial Statements. The 82% equity interest of shareholders other than the Company is shown as "Ownership interest of others in consolidated entity" in the Consolidated Statements of Operations and Consolidated Balance Sheets. All significant intercompany accounts and transactions have been eliminated.

      Principles of accounting - The Company's financial statements are prepared on a basis in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

      Cash and cash equivalents - Cash equivalents consist principally of time deposits and highly liquid investments with an original maturity of three months or less placed with major banks and financial institutions. The investments are in excess of the FDIC insurance limit. Temporary cash investments are carried at the lower of cost, plus accrued interest, or market value. The amount included in the Consolidated Balance Sheets for "Cash and temporary cash investments" includes $1.6 and $2.1 million in cash and temporary cash investments of Euro-Nocopi at December 31, 1996 and 1995, respectively. These amounts are available primarily to fund European operations.

      Inventory, is valued at the lower of cost or market, determined on a first-in, first-out basis or net realizable value.

      Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes". Deferred income taxes are provided for all temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      Fixed assets are carried at cost less accumulated depreciation and amortization. Furniture, fixtures and equipment are generally depreciated on the straight-line method over their estimated service lives. Leasehold improvements are amortized on a straight-line basis over five years or the term of the lease, if shorter. Major renovations and betterments are capitalized. Maintenance, repairs and minor items are expensed as incurred. Upon disposal, assets and related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

      Patents are stated at cost less amortization and are being amortized on a straight-line basis over the life of the patent (approximately fifteen years).

      Debt issuance costs are costs incurred in connection with the issuance of long-term debt which have been capitalized and are being amortized over the life of the related debt agreement.

      Revenue, consisting primarily of license fees and royalties, is recorded as earned over the license term. Product sales are recognized primarily upon shipment of products.

      Loss per share of common stock is computed utilizing the weighted average number of shares outstanding during the year including dilutive common stock equivalents after deducting dividends on preferred stock. Fully diluted per share amounts are not presented because they are anti-dilutive.

      Recoverability of Long Lived Assets - Effective January 1, 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company's quarterly or annual financial statements.

      Accounting for Stock-Based Compensation - Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of the grant over the amount the employee is required to pay to acquire the stock
      (the intrinsic value method under Accounting Principles Board Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate.

      Effective January 1, 1996 the Company implemented SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages employers to account for stock compensation awards based on their fair value on their date of grant. Entities may choose not to apply the new accounting method but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company has adopted the disclosure-only approach of the Standard.

      Recently Issued Accounting Standards

      In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted). This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.


3.    Long-term Notes, Shareholders' Equity and Credit Arrangements.

      The Company has $950,000 Series B 7% Subordinated Convertible Promissory Notes (the B Notes) outstanding. Interest on the B notes is payable on a semi-annual basis. The B Notes are payable in full on March 31, 1998, may be prepaid at any time and are convertible into common stock of the Company at a conversion price of $3.50 per share. The carrying cost of the B Notes at December 31, 1996 and 1995 approximates their fair value.

      Debt issuance costs of $188,200 related to the notes are being amortized to other expense under the straight line method over the term of the B Notes.

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

      During the first quarter of 1994, the Company provided a $30,000 short-term loan to a director arising from his exercise of 60,000 stock options which was repaid in full in the second quarter. Additionally, the Company acquired 34,000 shares of common stock from this director for $68,000 which was reissued in connection with the exercise of stock options by another individual.

      The Company has a $1 million short-term line of credit with a bank at prime. Collateral for the line of credit includes all assets of the Company along with personal assets pledged by two directors. No compensation will be paid to these directors under this arrangement. The credit line, unless renewed, expires at December 31, 1997. There have been no borrowings under this line of credit. The Company intends to renew this line prior to its expiration.


4.    Income Taxes

      On December 31, 1996 and 1995, the Company had operating loss carryforwards totaling approximately $7,395,000 and $7,209,000, respectively. These operating losses are available to offset future taxable income through the years 2012 and 2011, respectively. A valuation allowance has been provided against the deferred tax assets due to uncertainty of realization.

      The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and December 31, 1995.

                                                   December 31, 1996
                                           ----------------------------------
                                           Deferred Tax          Deferred Tax
                                              Asset                Liability
                                              -----                ---------

      Allowance for bad debts              $    12,700

      Excess tax amortization
        and depreciation on
        intangible and fixed
        assets                                                     $17,700

      Inventory reserve                          3,900

      Net operating losses                   2,638,900

      Research and development
        credits                                140,600
                                           -----------             -------
                                             2,796,100
      Valuation allowance                   (2,778,400)
                                           -----------             -------
      Total deferred tax assets
        and liabilities                    $    17,700             $17,700
                                           ===========             =======

                                                   December 31, 1996
                                           ----------------------------------
                                           Deferred Tax          Deferred Tax
                                              Asset                Liability
                                              -----                ---------

      Allowance for bad debts              $    7,100

      Excess tax amortization
        and depreciation on
        intangible and fixed
        assets                                                      $29,800

      Inventory reserve                        22,100

      Net operating losses                  2,567,000

      Research and development
        credits                                99,500
                                           ----------               -------
                                            2,695,700
      Valuation allowance                  (2,665,900)
                                           ----------               -------
      Total deferred tax assets
        and liabilities                    $   29,800               $29,800
                                           ==========               =======

5.    Related Party Transactions

      During 1996, 1995 and 1994, payments of $138,700, $142,400 and $166,100, respectively, were made to firms employing certain officers and directors for legal, consulting and research services. In 1995, $50,000 was charged to paid-in capital for services in connection with debt conversions in that year.

6.    Commitments and Contingencies

      The Company conducts its operations in leased facilities and leases equipment under leases expiring at various dates to 2001.

      Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1996 are:
      $116,800 - 1997; $98,000 - 1998; $67,000 - 1999; $63,200 - 2000; and
      $38,500 - 2001.

      Total rental expense under operating leases was $149,600 in 1996, $125,100 in 1995 and $114,400 in 1994.

      From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any present actions will not materially affect the financial position or results of operations of the Company.

7.    Stock Options and 401(k) Savings Plan

      In accordance with the 1986 Incentive Stock Option Plan, the Company was authorized through June 1996 to issue options to purchase up to 300,000 common shares to management and key employees of the Company. The exercise price of the options granted must be equal to the fair market value of such shares on the date of grant. The term of each option and the manner in which it may be exercised was determined by the Company, subject to the requirement that no option may be exercisable more than ten years after the date of grant. With respect to any incentive stock option granted to a participant who owns more than 10% of the voting rights of the Company's capital stock on the date of grant, the exercise price of the option must be at least equal to 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years from the date of grant.

      In accordance with the 1986 Non-Qualified Stock Option Plan, the Company was authorized through June 1996 to issue options to purchase up to 700,000 common shares to certain key employees, independent contractors, technical advisors and directors of the Company. The difference between fair market value and the option price for grants made under the non-qualified plan is charged to income as compensation expense over the vesting periods of the related options.

      The 1996 Stock Option Plan was approved by the shareholders of the Company in June 1996. The Plan provides for the granting of up to 700,000 incentive and non-qualified stock options to employees, non-employee directors, consultants and advisors to the Company. In the case of options designated as incentive stock options, the exercise price of the options granted must be not less than the fair market value of such shares on the date of grant. Non-qualified stock options may be granted at any amount established by the Stock Option Committee or, in the case of Discounted Options issued to non-employee directors in lieu of any portion of an Annual Retainer, in accordance with a formula designated in the Plan. The difference between fair market value and the option price for non-qualified options granted made under the plan is charged to income as compensation expense over the vesting periods of the related options. No options were granted in 1996 under this plan.

      A summary of stock options under these plans follows:

      Outstanding at December 31, 1993          657,412          $.50 to $3.80
      Options granted                           270,000           2.20 to 2.80
      Options exercised                        (140,000)                   .50
      Options canceled                         (321,206)          3.00 to 3.80
                                               --------
      Outstanding at December 31, 1994          466,206            .75 to 3.75
      Options granted                           295,200           3.25 to 4.05
      Options exercised                         (15,000)         1.30 and 2.25
      Options canceled                          (63,706)          3.25 to 4.05
                                               --------
      Outstanding at December 31, 1995          682,700            .75 to 4.05
      Options granted                            43,000          3.10 and 4.35
      Options exercised                         (36,488)          3.00 to 3.75
      Options canceled                           (8,846)          3.00 to 4.05
                                               --------
      Outstanding at December 31, 1996          680,366          $.75 to $4.35
                                               ========
      Exercisable at December 31, 1996          574,466          $.75 to $4.35
                                               ========


      The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized in connection with stock option grants under the plans. Had compensation expense been determined based on the fair value on the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and net loss per common share would have been reported as the pro forma amounts below:


                                            1996            1995
                                            ----            ----
      Net loss
         As reported                     ($408,300)      ($241,900)
         Pro forma                       ($470,400)      ($629,200)

      Loss per common share
         As reported                       ($.03)          ($.02)
         Pro forma                         ($.03)          ($.04)


      The fair value of each option granted is estimated on the day of grant based on a modified Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: expected volatility of 76% and 50%; risk free interest rates of 6.1% to 6.3% and 5.7% to 6.6% and expected lives of two years.

      At December 31, 1996, the Company has reserved 2,733,072 shares of common stock for possible future issuance upon exercise of stock options, warrants and convertible securities.

      The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 1996, 1995 or 1994.

8.    Euro-Nocopi, S.A.

      Euro-Nocopi, S.A. was formed in 1994 to market the Company's technologies in Europe under an exclusive license arrangement. Euro-Nocopi's Board of Directors is composed of five members who are members of the Company's Board of Directors and two outsiders. Euro-Nocopi was capitalized through a European private placement which allows those investors to convert the Euro-Nocopi stock into approximately one million shares of Nocopi Technologies, Inc. common stock beginning in August 1998 in the event that no public offering of Euro-Nocopi has been made by that date.

9.    Segment, Geographic and Major Customer Information

      The Company operates in one principal industry segment - the development and distribution of security products and the licensing of its patented authentication technologies. The Company's technologies and products are sold principally to the corporate market.

      Geographic financial information is as follows:


                                               1996              1995             1994
                                            ----------        ----------       -----------
Revenues from unaffiliated customers:
   United States                            $2,604,900        $2,198,700       $ 1,467,900
   Europe                                      872,300           720,500           217,200
   Other foreign                               163,100           100,500            76,600
                                            ----------       -----------       -----------
     Total revenues                         $3,640,300        $3,019,700       $ 1,761,700
                                            ==========        ==========       ===========

Transfers between geographic segments
 (eliminated in consolidation):
   United States                            $  150,200        $  109,600       $    27,800
   Europe                                       48,000            44,900
                                            ----------        ----------       -----------
     Total transfers                        $  198,200        $  154,500       $    27,800
                                            ==========        ==========       ===========

Loss from operations:
   United States                            $ (276,300)       $ (109,400)      $(1,142,300)
   Europe                                     (523,300)         (535,300)         (430,300)
                                            ----------        ----------       -----------
Total loss from operations                  $ (799,600)       $ (644,700)      $(1,572,600)
                                            ==========        ==========       ===========

Identifiable assets:
   United States                            $1,673,300        $2,250,400       $ 1,868,200
   Europe                                    1,857,100         2,209,300         2,426,200
   Other foreign                                 2,100             5,500             5,000
                                            ----------        ----------       -----------
     Total assets                           $3,532,500        $4,465,200       $ 4,299,400
                                            ==========        ==========       ===========


      Revenues from unaffiliated customers are based on the location of the customers. Transfers between geographic areas are recorded according to contractual arrangements. Loss from operations consists of total revenue less operating expenses and does not include either interest or other expenses, net. Identifiable assets of geographic areas are those assets used in the Company's operations in each area.

      The Company's two largest customers accounted for approximately 40%, 37% and 52% of revenues in 1996, 1995 and 1994, respectively, and approximately 35%, 39% and 61% of accounts receivable at December 31, 1996, 1995 and 1994, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

10.   Quarterly Financial Data (unaudited)


                                                         Quarter Ended
                                    Mar. 31         Jun. 30         Sep. 30          Dec. 31
                                    -------         -------         -------          -------
       1996
       ----
 Revenues                          $875,500        $936,200        $951,200         $877,400
 Gross profit                       705,300         673,900         604,300          598,100
 Net loss                           (10,800)        (34,600)       (163,400)        (199,500)
 Loss per share (1)                    (.00)           (.00)           (.01)            (.01)

       1995
       ----
 Revenues                          $653,200        $743,100        $782,100         $841,300
 Gross profit                       556,500         650,400         710,700          703,300
 Net earnings (loss)               (168,800)        (60,800)        (22,200)           9,900
 Earnings (loss)
  per share (1)                        (.01)           (.00)           (.00)             .00


(1) Quarterly earnings (loss) per share are based on the weighted average number of shares outstanding for each quarter and, as a result, the quarterly earnings
(loss) per share do not add to the annual amount.

                            NOCOPI TECHNOLOGIES, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                           Balance        Additions
                                          Beginning       Charged to                        Balance
                                           of Year        Operations      Deductions      End of Year
                                           -------        ----------      ----------      -----------
           DESCRIPTION
Year ended December 31, 1994
  Allowance for doubtful accounts           $12,800          $9,000                          $21,800
  Inventory reserve                          89,500                         $12,900           76,600
  Income tax valuation allowance          1,797,700         645,700                        2,443,400


Year ended December 31, 1995
  Allowance for doubtful accounts           $21,800          $9,600         $10,400          $21,000
  Inventory reserve                          76,600                          11,600           65,000
  Income tax valuation allowance          2,443,400         222,500                        2,665,900


Year ended December 31, 1996
  Allowance for doubtful accounts           $21,000         $18,300         $ 2,200          $37,100
  Inventory reserve                          65,000                          53,500           11,500
  Income tax valuation allowance          2,665,900         112,500                        2,778,400

     The following Exhibits are filed as part of this Annual Report on Form
10-K:


          Exhibit
          Number                   Description
          -------                  -----------

           3.1                     Articles of Incorporation(1)

           3.2                     Bylaws(1)

           3.3                     Articles of Amendment to Articles
                                   of Incorporation

           10.1                    Amended and Restated Non-Qualified Stock
                                   Option Plan(3)

           10.2                    Amended and Restated Incentive Stock
                                   Option Plan(3)

           10.3                    Employment Agreement between Registrant
                                   and Dr. A. Gundjian

           10.4 Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan(2)

           10.5                    License Agreement between Registrant and
                                   Euro-Nocopi S.A.(3)

           10.6                    Service Agreement between Registrant and
                                   Euro-Nocopi S.A.(3)

           10.7                    Memorandum of Agreement between
                                   Registrant and Euro-Nocopi S.A.(3)

           10.8                    Nocopi Technologies, Inc. 1996 Stock
                                   Option Plan

           21.1                    List of Subsidiaries

           23.1                    Consent of Coopers & Lybrand L.L.P.

           27.0                    Financial Data Schedule

----------

(1) Incorporated by reference to Registrant's Registration Statement on Form 10, as filed with the Commission on or about August 19, 1992

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1994