Form 10-Q
period 1997-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 1997-05-15
CIK 888981

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 1997                    COMMISSION FILE NO. 0-20333


                            NOCOPI TECHNOLOGIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                MARYLAND                          87-0406496
     -------------------------------          -------------------
     (STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)



                   230 SUGARTOWN ROAD, SUITE 100, WAYNE, PA   19087
                   ----------------------------------------   -----
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

                       YES  X                    NO
                           ---                      ---

                 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:


              TITLE OF EACH CLASS                  SHARES OUTSTANDING
            -----------------------                  AT MAY 1, 1997
            COMMON STOCK, PAR VALUE                ------------------
                $.01 PER SHARE                        14,080,654



================================================================================

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                                      INDEX


PART I. FINANCIAL INFORMATION                                             PAGE

     ITEM 1.      FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENTS OF OPERATIONS                     1
                  THREE MONTHS ENDED MARCH 31, 1997
                  AND MARCH 31, 1996


                  CONSOLIDATED BALANCE SHEETS                               2
                  MARCH 31, 1997 AND DECEMBER 31, 1996


                  CONSOLIDATED STATEMENTS OF CASH FLOWS                     3
                  THREE MONTHS ENDED MARCH 31, 1997
                  AND MARCH 31, 1996.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                4



     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        5 - 7



PART II.  OTHER INFORMATION                                                 8


                  SIGNATURES                                                9

                              PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)


                                                   Three Months ended March 31
                                                     1997              1996
                                                 ------------      ------------
Revenues
 Licenses, royalties and fees                        $803,600          $832,600
 Product and other sales                               29,300            42,900
                                                 ------------      ------------
                                                      832,900           875,500

Cost of sales
 Licenses, royalties and fees                         203,600           131,000
 Product and other sales                               26,600            39,200
                                                 ------------      ------------
                                                      230,200           170,200
                                                 ------------      ------------
  Gross profit                                        602,700           705,300

Operating expenses
 Research and development                             220,100           205,000
 Sales and marketing                                  335,100           371,900
 General and administrative                           255,200           239,600
                                                 ------------      ------------
                                                      810,400           816,500
                                                 ------------      ------------
  Loss from operations                               (207,700)         (111,200)

Other income (expenses)
 Amortization of debt issuance costs                   (6,300)           (6,300)
 Interest income                                       14,400            37,100
 Interest and bank charges                            (18,000)          (17,500)
 Ownership interest of others in
  loss of consolidated entity                          95,800            87,100
                                                 ------------      ------------
                                                       85,900           100,400
                                                 ------------      ------------
  Net loss                                          ($121,800)         ($10,800)
                                                 ============      ============

Loss per common share                                   ($.01)            ($.00)

Average common shares outstanding                  14,080,654        14,044,166


 See notes to consolidated financial statements.

                            Nocopi Technologies, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                               March 31     December 31
                                                                                                  1997          1996
                                                                                             -----------    -----------
                                     Assets
Current assets
 Cash and cash equivalents                                                                    $2,029,200     $2,229,200
 Accounts receivable less allowances                                                             445,100        513,400
 Inventory                                                                                         8,300          5,100
 Prepaid and other                                                                                83,000        105,300
                                                                                             -----------    -----------
  Total current assets                                                                         2,565,600      2,853,000

Fixed assets
 Leasehold improvements                                                                           46,300         43,200
 Furniture, fixtures and equipment                                                               436,800        435,000
                                                                                             -----------    -----------
                                                                                                 483,100        478,200
 Less: accumulated depreciation                                                                  319,300        296,600
                                                                                             -----------    -----------
                                                                                                 163,800        181,600

Other assets
 Patents, net of accumulated amortization                                                        474,100        452,000
 Debt issue costs, net of accumulated amortization                                                25,300         31,600
 Other                                                                                            13,300         14,300
                                                                                             -----------    -----------
                                                                                                 512,700        497,900
                                                                                             -----------    -----------
   Total assets                                                                               $3,242,100     $3,532,500
                                                                                             ===========    ===========

                 Liabilities and Shareholders' Equity (Deficit)

Current liabilities
 Current debt obligations                                                                       $950,000
 Accounts payable                                                                                439,400       $539,800
 Accrued expenses                                                                                237,300        139,900
 Accrued commissions                                                                             169,100        118,100
 Deferred revenue                                                                                131,100        164,200
                                                                                             -----------    -----------
  Total current liabilities                                                                    1,926,900        962,000

Long-term notes payable                                                                                         950,000

Ownership interest of others in consolidated entity                                            1,352,500      1,448,300

Shareholders' equity
 Common stock, $.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding
   14,080,654 shares                                                                             140,800        140,800
 Paid-in capital                                                                               7,651,000      7,651,000
 Currency translation adjustment                                                                 (30,600)        57,100
 Accumulated deficit                                                                          (7,798,500)    (7,676,700)
                                                                                             -----------    -----------
                                                                                                 (37,300)       172,200
                                                                                             -----------    -----------
   Total liabilities and shareholders' equity (deficit)                                       $3,242,100     $3,532,500
                                                                                             ===========    ===========

 See notes to consolidated financial statements.

                            Nocopi Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                   Three Months ended March 31
                                                       1997           1996
                                                   -----------    -----------
Operating Activities
 Net loss                                           ($121,800)      ($10,800)
 Adjustments to reconcile net loss to
  cash from operating activities
  Depreciation                                         23,800         20,200
  Amortization                                         20,800         19,500
  Allowance for doubtful accounts                       6,300          3,000
  Ownership interest of others in
   loss of consolidated entity                        (95,800)       (87,100)
                                                  -----------    -----------
                                                     (166,700)       (55,200)

Changes in working capital
 Accounts receivable                                   49,800        150,900
 Inventory                                             (3,200)        14,500
 Prepaid and other                                     18,100        (10,600)
 Accounts payable and accrued expenses                 71,100       (256,700)
 Deferred revenue                                     (26,000)        96,100
                                                  -----------    -----------
                                                      109,800         (5,800)
                                                  -----------    -----------
  Cash used by operating activities                   (56,900)       (61,000)

Investing Activities
 Additions to fixed assets                             (6,400)       (14,100)
 Additions to patents                                 (35,600)        (6,700)
                                                  -----------    -----------
  Cash used by investing activities                   (42,000)       (20,800)
Effect of exchange rate changes on cash              (101,100)       (64,500)
                                                  -----------    -----------
   Decrease in cash and cash equivalents             (200,000)      (146,300)
Cash and cash equivalents - beginning of period     2,229,200      2,982,100
                                                  -----------    -----------
Cash and cash equivalents - end of period          $2,029,200     $2,835,800
                                                  ===========    ===========


 See notes to consolidated financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.           Financial Statements

                  The accompanying interim financial statements have been prepared by the Company without audit. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 1996 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Notes to Financial Statements included in the 1996 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results are not necessarily indicative of the operating results expected for the full year.

Note 2.           Recently Issued Accounting Standards

                  In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted). This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

Item 2.
                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

     Revenues for the first quarter of 1997 declined 5% to $832,900 from $875,500 in the first quarter of 1996. The decline relates primarily to the re-negotiation of the Georgia-Pacific license in the second half of 1996. The loss of these revenues in the first quarter of 1997 were not sufficiently offset by revenue gains from new and existing customers.

     The Company's gross profit declined to $602,700, or 72% of revenues in the first quarter of 1996, from $705,300 or 81% of revenues in the first quarter of 1996. The decline in gross profit, in both absolute dollars and as a percentage of revenues, is due to the lower level of revenues in the first quarter of 1997 and a change in revenue mix in the first quarter of 1997 toward certain services carrying a higher level of direct costs than in the first quarter of 1996.

     Research and development expenses increased to $220,100 in the first quarter of 1997 from $205,000 in the first quarter of 1996. The increase results primarily from travel costs associated with both domestic and European operations.

     Sales and marketing expenses declined in the first quarter of 1997 to $335,100 from $371,900 in the first quarter of 1996. The decrease relates to lower commission and sales promotion expenses incurred in the first quarter of 1997 compared to the first quarter of 1996.

     General and administrative expenses increased to $255,200 in the first quarter of 1997 from $239,600 in the first quarter of 1996. The increase is attributable to increases in legal and other professional expenses both in the United States and Europe as well as costs associated with the Company's international patent activities.

     Other income (expenses) include interest on the Series B 7% Subordinated Convertible Promissory Notes issued in May 1993 and amortization of debt issue costs related to the Notes. Interest income includes interest on funds invested in the U.S. as well as the investment of funds held by Euro-Nocopi.

     Ownership interest of other in consolidated entity represents the proportionate share in the loss of Euro-Nocopi attributable to the 82% ownership interest of the outside shareholders of that company.

     The consolidated net loss increased in the first quarter of 1997 to $121,800 from $10,800 in the first quarter of 1996. The increase in the net loss is attributable primarily to lower revenues realized in the first quarter of 1997 from Georgia-Pacific compared to the first quarter of 1996 and increased direct costs resulting from the revenue mix.

Liquidity and Capital Resources

     The Company's consolidated cash and cash equivalents decreased to $2,029,200 at March 31, 1997 from $2,229,200 at December 31, 1996. Included in the March 31, 1997 balance is $1,419,100 held by Euro-Nocopi. This amount is available primarily to support Euro-Nocopi's operations. At December 31, 1996, the Euro-Nocopi cash balance was $1,641,200. The decrease during the quarter is attributable to funds required to support Euro-Nocopi's operations as well as the decline in the value of the French Franc versus the dollar at March 31, 1997.

     The Company's domestic cash position increased marginally to $610,100 at March 31, 1997 from $588,000 at December 31, 1996.

     Current debt obligations represent the classification of the Company's $950,000 Series B 7% Subordinated Convertible Promissory Notes due March 31, 1998 into current liabilities.

     The Company believes that it has sufficient working capital and available credit to support its consolidated operations and debt service requirements over the next twelve months.

     The foregoing statement is or may be a forward looking statement under the Private Securities Litigation Reform Act of 1995, and represents managements belief. This statement involves risks and uncertainties and is based on a number of assumptions, the validity of which is subject to a number of factors beyond the Company's control. These include:

     Growth in Company Revenues. The adequacy of the Company's cash resources is dependent on the Company's revenues continuing to grow. The Company's revenues are dependent on many factors outside the Company's control including those identified below under the heading "Factors that May Affect the Company's Growth and Stock Price."

     Renegotiation or Conversion of Series B Notes. The Company currently has outstanding $950,000 aggregate principal amount of Series B Promissory Notes maturing March 31, 1998. The adequacy of the Company's cash resources is dependent on securing a refinancing of such Notes. Such refinancing may consist of an extension of the maturity of such Notes, the conversion of the principal balance thereof into equity, or the refunding of such Notes with new indebtedness. The Company has not secured any commitment from any party providing for the refinancing of such Notes, and there can be no assurances that such refinancing an be obtained.

     Continued Availability of Line of Credit. The Company has a $1 million line of credit with a bank, which is secured by a pledge of certain securities, including equity securities, made by certain directors of the Company. Borrowings under the line of credit may be limited based on the value of the equity securities pledged. The adequacy of the Company's cash resources is dependent on the continued availability of this line of credit. There can be no assurances that such line of credit will continue to be available to its $1 million maximum. There have been no borrowings under this line of credit.

     Inter-Company Borrowings. The adequacy of the Company's cash resources may be dependent on the Company's ability to borrow from its affiliate, Euro-Nocopi, S.A. The Company currently has no agreement with its affiliate regarding such borrowing. There can be no assurances that Euro-Nocopi will remain an affiliate of the Company or that such inter-company borrowings will be made available to the Company.


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

New Business Opportunities. The Company, with limited research and development resources, is compelled to develop new technologies which it believes will enhance and expand its position in the anti-counterfeiting and anti-diversion marketplace it serves. There can be no assurance that the resources expended in this effort will generate significant revenues for the Company.

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

                  (b).     Exhibit 27 - Financial Data Schedule

                  (c). No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            NOCOPI TECHNOLOGIES, INC.

DATE:  May 14, 1997         /s/ Norman A. Gardner
                            ---------------------
                            Norman A. Gardner
                            President & Chief Executive Officer

DATE:  May 14, 1997         /s/ Rudolph A. Lutterschmidt
                            ----------------------------
                            Rudolph A. Lutterschmidt
                            Vice President & Chief Financial Officer