Form 10-Q
period 1997-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 1997-08-19
CIK 888981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1997                      Commission File No. 0-20333


                            NOCOPI TECHNOLOGIES, INC.
             -----------------------------------------------------
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

                                    YES  X   NO
                                        ---      ---


                  Number of shares of common stock outstanding:

                                                           Shares outstanding
  Title of each class                                      at August 1, 1997
-----------------------                                    ------------------
Common stock, par value                                       14,080,654
    $.01 per share

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX

Part 1. FINANCIAL INFORMATION

         Item 1.   Financial Statements                                  PAGE

                   Statements of Operations
                   Three Months and Six Months Ended
                   June 30, 1997 and June 30, 1996                         1


                   Balance Sheets
                   June 30, 1997 and December 31, 1996                     2


                   Statements of Cash Flows
                   Six Months Ended June 30, 1997 and
                   June 30, 1996                                           3


                   Notes to Financial Statements                         4 - 5


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         6 - 10



Part II.           OTHER INFORMATION                                    11 - 12


                   Signatures                                              13

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)


                                                           Three Months ended June 30                   Six Months ended June 30
                                                            1997                 1996                 1997                 1996
                                                        ------------         ------------         ------------         ------------
Revenues
 Licenses, royalties and fees ..................        $    479,700         $    778,400         $  1,283,300         $  1,611,000
 Product and other sales .......................             753,000              157,800              782,300              200,700
                                                        ------------         ------------         ------------         ------------
                                                           1,232,700              936,200            2,065,600            1,811,700
Cost of sales
 Licenses, royalties and fees ..................             217,000              140,700              420,600              271,700
 Product and other sales .......................             745,000              121,600              771,600              160,800
                                                        ------------         ------------         ------------         ------------
                                                             962,000              262,300            1,192,200              432,500
                                                        ------------         ------------         ------------         ------------
  Gross profit .................................             270,700              673,900              873,400            1,379,200
Operating expenses
 Research and development ......................             121,900              191,700              342,000              396,700
 Sales and marketing ...........................             145,500              351,500              480,600              723,400
 General and administrative ....................             264,200              281,700              519,400              521,300
                                                        ------------         ------------         ------------         ------------
                                                             531,600              824,900            1,342,000            1,641,400
                                                        ------------         ------------         ------------         ------------
  Loss from operations .........................            (260,900)            (151,000)            (468,600)            (262,200)
Other income (expenses)
 Amortization ..................................              (6,400)              (6,400)             (12,700)             (12,700)
 Interest income ...............................               6,700               28,000               21,100               65,100
 Interest and bank charges .....................             (17,800)             (17,300)             (35,800)             (34,800)
 Ownership interest of others in
  loss of consolidated entity ..................                                  112,100               95,800              199,200
                                                        ------------         ------------         ------------         ------------
                                                             (17,500)             116,400               68,400              216,800
                                                        ------------         ------------         ------------         ------------
  Net loss .....................................        ($   278,400)        ($    34,600)        ($   400,200)        ($    45,400)
                                                        ============         ============         ============         ============

Loss per common share ..........................               ($.02)               ($.00)               ($.03)               ($.00)

Average common shares outstanding ..............          14,080,654           14,064,951           14,080,654           14,054,558

See notes to financial statements.

                            Nocopi Technologies, Inc.
                                 Balance Sheets
                                   (unaudited)


                                                                                     June 30        December 31
                                                                                       1997             1996
                                                                                   -----------      -----------
                                         Assets
Current assets
 Cash and cash equivalents .....................................................   $   250,000      $ 2,229,200
 Accounts receivable less allowance ............................................       995,100          513,400
 Inventory .....................................................................         3,600            5,100
 Prepaid and other .............................................................        46,200          105,300
                                                                                   -----------      -----------
  Total current assets .........................................................     1,294,900        2,853,000

Fixed assets
 Leasehold improvements ........................................................        45,600           43,200
 Furniture, fixtures and equipment .............................................       414,200          435,000
                                                                                   -----------      -----------
                                                                                       459,800          478,200
 Less: accumulated depreciation ................................................       326,200          296,600
                                                                                   -----------      -----------
                                                                                       133,600          181,600
Other assets
 Patents, net of accumulated amortization ......................................       473,500          452,000
 Debt issue costs, net of accumulated amortization .............................        18,900           31,600
 Other .........................................................................        12,500           14,300
                                                                                   -----------      -----------
                                                                                       504,900          497,900
                                                                                   -----------      -----------
   Total assets ................................................................   $ 1,933,400      $ 3,532,500
                                                                                   ===========      ===========


                  Liabilities and Shareholders' Equity (Deficit)

Current liabilities
 Current debt obligations ......................................................   $   950,000
 Accounts payable ..............................................................       758,600      $   539,800
 Accrued expenses ..............................................................       106,000          139,900
 Accrued commissions ...........................................................       123,300          118,100
 Deferred revenue ..............................................................       110,200          164,200
                                                                                   -----------      -----------
  Total current liabilities ....................................................     2,048,100          962,000

Long-term notes payable ........................................................                        950,000

Accumulated share of loss of deconsolidated affiliate
 in excess of cost .............................................................       170,400

Ownership interest of others in consolidated entity ............................                      1,448,300

Shareholders' equity (deficit)
 Common stock, $.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding
   14,080,654 shares ...........................................................       140,800          140,800
 Paid-in capital ...............................................................     7,651,000        7,651,000
 Currency translation adjustment ...............................................                         57,100
 Accumulated deficit ...........................................................    (8,076,900)      (7,676,700)
                                                                                   -----------      -----------
                                                                                      (285,100)         172,200
                                                                                   -----------      -----------
   Total liabilities and shareholders' equity (deficit) ........................   $ 1,933,400      $ 3,532,500
                                                                                   ===========      ===========

 See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                               Six Months ended June 30
                                                                                 1997              1996
                                                                             -----------       -----------
Operating Activities
 Net loss ..............................................................    ($  400,200)      ($   45,400)
 Adjustments to reconcile net loss to
  cash from operating activities
  Depreciation .........................................................         45,700            42,900
  Amortization .........................................................         41,400            39,000
  Allowance for doubtful accounts ......................................         12,000             7,400
  Ownership interest of others in
   loss of consolidated entity .........................................        (95,800)         (199,200)
                                                                            -----------       -----------
                                                                               (396,900)         (155,300)

Changes in working capital
 Accounts receivable ...................................................       (685,400)           69,600
 Inventory .............................................................          1,500            (6,600)
 Prepaid and other .....................................................         20,200            (5,900)
 Accounts payable and accrued expenses .................................        627,300           (78,600)
 Deferred revenue ......................................................         29,500            95,700
                                                                            -----------       -----------
                                                                                 (6,900)           74,200
                                                                            -----------       -----------
  Cash used by operating activities ....................................       (403,800)          (81,100)

Investing Activities
 Additions to fixed assets .............................................         (6,800)          (37,500)
 Additions to patents ..................................................        (48,400)          (24,000)
 Deconsolidation of affiliate ..........................................     (1,419,100)
                                                                            -----------       -----------
  Cash used by investing activities ....................................     (1,474,300)          (61,500)

Financing Activities
 Exercise of stock options .............................................                          128,500
                                                                            -----------       -----------
  Cash provided by financing activities ................................                          128,500
Effect of exchange rate changes on cash ................................       (101,100)          (98,000)
                                                                            -----------       -----------
  Decrease in cash and cash equivalents ................................     (1,979,200)         (112,100)
Cash and cash equivalents - beginning of period ........................      2,229,200         2,982,100
                                                                            -----------       -----------
Cash and cash equivalents - end of period ..............................    $   250,000       $ 2,870,000
                                                                            ===========       ===========

 See notes to financial statements.

                            NOCOPI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.           Financial Statements

                  The accompanying interim financial statements have been prepared by the Company without audit. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis, except as described in Note 2, using the accounting policies described in the summary of Accounting Policies included in the Company's 1996 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Notes to Financial Statements included in the 1996 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results are not necessarily indicative of the operating results expected for the full year.

Note 2.           Basis of Presentation

                  Prior to April 1, 1997, the financial statements included the accounts of the Company and Euro-Nocopi S.A. (Euro), the European affiliate of the Company on a consolidated basis. Consolidation was appropriate due to the operational and financial control the Company exercised over Euro. Additionally, the Company held approximately an 18% interest in Euro and warrants permitting it to increase its interest in Euro to 55%. During the second quarter of 1997, the Company ceased to exercise effective control over Euro. The cessation of effective control resulted from a dispute which arose in April 1997 between the Company and Euro under the license agreement between the Company and Euro concerning Euro's contention that it was entitled to a share of certain minimum royalties under a worldwide agreement with a manufacturer who distributes products incorporating the Company's technologies. In an agreement negotiated during the second quarter of 1997 and concluded in July 1997, the Company agreed to credit Euro $154,500 as Euro's share of previously collected minimum royalties, the $154,500 to be applied to license fee payments due the Company by Euro through the first quarter of 1998. The Company also agreed to pay Euro 35% of future guaranteed royalties from this manufacturer.

                  The $154,500 settlement has been charged to cost of sales and has been included in the results of operations. The Company also agreed to modify its warrant by extending its term through December 2001 but making it exercisable beginning the earlier of 1) January 1, 2001; 2) in the event of a sale of all or part of Euro; or 3) in the event of a public listing of Euro's shares on a stockmarket. In addition, the Company agreed to defer to January 1, 2001 its right to acquire, under certain conditions, all remaining shares of Euro for shares of the Company. This call right expires December 31, 2001.

                  Additionally, the licensing agreement between the two companies was amended relative to the negotiation of future worldwide licensing contracts and the five directors of Euro who were also Nocopi directors resigned from Euro's Board. As the Company ceased to exercise effective control and the financial information for Euro's second quarter was not made available to the Company, the Company ceased consolidating as of April 1, 1997 and did not apply the equity method of accounting for the threee months ended June 30, 1997. The Company's 18% share of Euro's accumulated loss from inception through March 1997 in excess of the Company's investment, totaling $170,400, has been recorded as a deferred credit on the balance sheet.

Note 3.           Recently Issued Accounting Standards

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

Item 2.

                            NOCOPI TECHNOLOGIES, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Basis of Presentation

         Prior to April 1, 1997, the financial statements included the accounts of the Company and Euro-Nocopi S.A. (Euro), the European affiliate of the Company, on a consolidated basis. Consolidation was appropriate due to the operational and financial control the Company exercised over Euro. Additionally, the Company held approximately an 18% interest in Euro and warrants permitting it to increase its interest in Euro to 55%. During the second quarter of 1997, the Company ceased to exercise effective control over Euro. The cessation of effective control resulted from a dispute which arose in April 1997 between the Company and Euro under the license agreement between the Company and Euro concerning Euro's contention that it was entitled to a share of certain minimum royalties under a worldwide agreement with a manufacturer who distributes products incorporating the Company's technologies. In an agreement negotiated during the second quarter of 1997 and concluded in July 1997, the Company agreed to credit Euro $154,500 as Euro's share of previously collected minimum royalties, the $154,500 to be applied to license fee payments due the Company by Euro through the first quarter of 1998. The Company also agreed to pay Euro 35% of future guaranteed royalties from this manufacturer. The $154,500 settlement has been charged to cost of sales and has been included in the results of operations. The Company also agreed to modify its warrant by extending its term through December 2001 but making it exercisable beginning the earlier of 1) January 1, 2001; 2) in the event of a sale of all or part of Euro; 3) in the event of a public listing of Euro's shares on a stock market. In addition, the Company agreed to defer to January 1, 2001 its right to acquire, under certain conditions, all remaining shares of Euro for shares of the Company. This call right expires December 31, 2001.

         Additionally, the licensing agreement between the two companies was amended relative to the negotiation of future worldwide licensing contracts and the five directors of Euro who were also Nocopi directors resigned from Euro's Board. As the Company ceased to exercise effective control and the financial information for Euro's second quarter was not made available to the Company, the Company ceased consolidating as of April 1, 1997 and did not apply the equity method of accounting for the three months ended June 30, 1997. The Company's 18% share of Euro's accumulated loss from inception through March 1997 in excess of the Company's investment, totaling $170,400, has been recorded as a deferred credit on the balance sheet.

The results of operations for the second quarter of 1997 do not include Euro's results of operations for that period. Consequently, the revenues and expenses reported will differ significantly from those reported in the second quarter and first half of 1996.


Results of Operations

         Revenues for the second quarter of 1997 were $1,232,700 compared to $936,200 in the second quarter of 1996, an increase of 31%. The increase is attributable primarily to higher sales of security labels to 3M Corporation in the second quarter of 1997 compared to the second quarter of 1996 as well as the sale of ink jet based anti-diversion hardware systems to a new customer in the second quarter of 1997 partially offset by a decline in licenses, royalties and fees. The decline in licenses, royalties and fees to $479,700 in the second quarter of 1997 from $778,400 in the second quarter of 1996 is attributable in part to the change in accounting for Euro whose revenues are not consolidated in the second quarter of 1997. In addition, domestic licenses, royalties and fees declined by approximately $200,000 in the second quarter of 1997 compared to the second quarter of 1996 due primarily to lower guaranteed license fees from 3M Corporation and Georgia-Pacific Corporation compared to the second quarter of 1996.

         Revenues for the first half of 1997 increased 14% to $2,065,600 in the first half of 1997 compared to $1,811,700 in the first half of 1996. The increase is attributable to the same factors as the quarter-to-quarter change, that is, increased sales of products, primarily security labels, offset in part by the exclusion of Euro's second quarter revenues from the statement of operations as well as an approximate $340,000 reduction in domestic licenses, royalties and fees principally attributable to lower guaranteed license fees from 3M and Georgia-Pacific.

         The Company's gross profit declined to $270,700 or 22% of revenues in the second quarter of 1997 from $673,900 or 72% of revenues in the second quarter of 1996. The decline in the second quarter of 1997, both in absolute dollars and as a percentage of sales, is attributable to a change in revenue mix compared to the second quarter of 1996. Included in 1997's second quarter revenues are sales of security labels to 3M and an ink-jet based anti-diversion system. These product sales carry significantly lower gross margins than revenues derived from licenses, royalties and fees. The gross margin was also negatively affected by lower license, royalty and fee revenue in the quarter. Additionally, as agreed in the amended license arrangement with Euro, the Company recorded a one-time charge to cost of sales totaling $154,500.

         The first half of 1997 gross profit declined to $873,400 or 42% of revenues from $1,379,200, or 76% of revenues in the first half of 1996. The decline in gross revenues in the first half of 1997 compared to the first half of 1996 results from the same factors as those affecting the second quarter.

         Research and development expenses declined to $121,900 for the second quarter of 1997 compared to $191,700 in the second quarter of 1996 and to $342,000 in the first half of 1997 versus $396,700 in the first half of 1996. The second quarter and first half period to period decline results from the exclusion of Euro's second quarter 1997 costs from the statement of operations.

         Selling expenses declined to $145,500 in the second quarter of 1996 from $351,500 in the second quarter of 1996. For the first six months of 1997, selling expenses were $480,600 compared to $723,400 in the first half of 1996. The effect of the deconsolidation of Euro in the second quarter of 1997 was most profound in selling expenses. Euro's selling expenses in the second quarter and first half of 1996 were $131,300 and $274,600, respectively. Additionally, the Company's second quarter and first half selling expenses declined substantially as a result of fewer sales personnel, lower commissions and lower discretionary sales promotion expenses as the Company sought to conserve cash.

         General and administrative expenses declined to $264,200 in the second quarter of 1997 from $281,700 in the second quarter of 1996. The first half 1997 general and administrative expenses were $519,400 compared to $521,300 in the first half of 1996. The period to period declines resulted from the exclusion of the general and administrative expenses associated with Euro in the second quarter of 1997 which are not consolidated effective with the second quarter of 1997, offset in part by higher legal and other professional expenses, costs associated with the Company's international patent activities and, in the second quarter of 1997, legal expenses incurred in the Company's restructuring of its ownership and license arrangements with Euro.

         Other income (expenses) include interest on the Series B 7% Subordinated Convertible Promissory Notes issued in May 1993 and amortization of debt issue costs related to the Notes. Interest income includes interest on funds invested in the U.S. as well as the investment of funds held by Euro during the periods that its accounts were included in the Company's financial statements.

         Ownership interest of others in loss of consolidated entity represents the proportionate share in the loss of Euro attributable to the 82% ownership interest of the outside shareholders of that company.

         The net loss increased in the second quarter of 1997 to $278,400 from $34,600 in the second quarter of 1996. For the first six months of 1997, the net loss was $400,200 compared to $45,400 in the first six months of 1996.


Liquidity and Capital Resources

         The Company's cash and cash equivalents decreased to $250,000 at June 30, 1997. The Company's consolidated cash and cash equivalent position at December 31, 1996 was $2,229,200 of which $1,641,200 was held by Euro and $588,000 was held by the Company. The amount held by Euro was available primarily to fund Euro's operations. As a result of the circumstances requiring that the financial statements of the Company no longer be consolidated with those of Euro, the cash position declined by the $1,641,200 held by Euro-Nocopi at December 31, 1996. The Company's domestic cash position declined to $250,000 at June 30, 1997 from $588,000 at December 31, 1996. The cash was required primarily to fund operations over the six month period.

         Current debt obligations represent the reclassification of the Company's $950,000 Series B 7% Subordinated Convertible Promissory Notes due March 31, 1998 into current liabilities.

         The Company has a line of credit with a bank for up to $1 million secured by a pledge of certain securities, including equity securities, made by certain directors of the Company. Borrowings under the line of credit may be limited based on the value of the equity securities pledged. There have been no borrowings under this line of credit. In June 1997, the Company was notified by the bank of its decision that requests for advances against the line would be considered only after consultation with the pledgors of the collateral. There can be no assurance that requests for borrowings under the line will be honored by the bank after its consultations with the pledgors of the assets, but, based on the current market value of the collateral, the Company believes that the bank would make no more than $600,000 available under the line.

         Without access to the full $1 million line of credit, the Company will not have sufficient working capital to support its operations and debt service requirements, specifically the maturing of the $950,000 Series B Notes on March 31, 1998.

         The Company is seeking financing which will allow it to replace the line of credit with funding at least equal to the $1 million provided by the line. There can be no assurances that the Company will be successful in arranging such financing.

         In addition, the Company's continued liquidity will be dependent on its ability to refinance the $950,000 aggregate principle amount of the Series B Notes maturing March 31, 1998 by extending the maturity of the Notes or converting the principle balance thereof into equity. The Company has not secured any commitment from any party providing for the extension of such Notes or their conversion into equity. There can be no assurances that such extension or conversion will be obtained.


Other Factors That May Affect Future Growth and Stock Price

         The Company's operating results and stock price are adversely affected by the Company's current illiquidity previously discussed and, in addition, are dependent upon a number of factors, some of which are beyond the Company's control. These include:

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

Volatility of Stock Price. The market price for the Company's common stock has historically experienced significant fluctuations and may continue to do so. The Company has, since its inception, operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company's common stock is not listed on a national or regional securities exchange and, consequently, the Company receives limited publicity regarding its business achievements and prospects nor is it extensively followed by securities analysts and traders. The market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company's common stock.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  Not Applicable


Item 2.           Changes in Securities

                  Not Applicable


Item 3.           Defaults Upon Senior Securities

                  Not Applicable


Item 4.           Submission of Matters to a Vote of Security Holders

                  The Registrant's 1997 Annual Meeting of Shareholders was held on June 9, 1997. At such meeting, Registrant's shareholders elected six (6) persons nominated by the Nominating Committee of the Board to serve as directors of Registrant and ratified the selection of Coopers & Lybrand L.L.P. as Registrant's independent public accountants.

         The following table shows the votes cast for and against each person nominated to serve as a director, as well as all abstentions, authority withheld and broker non-votes:

Name of                     Votes For             Votes               Abstentions          Broker
Nominee                                           Against                                  Non-
                                                  or                                       Votes
                                                  authority
                                                  withheld
--------------------------------------------------------------------------------------------------

Dr. A. Gundjian             10,029,058            457,997             -0-                    -0-
Norman Gardner              10,024,352            462,703             -0-                    -0-
Joel Pinsky                 10,004,758            482,297             -0-                    -0-
William Drake                9,969,184            517,871             -0-                    -0-
Edward Patrone               9,727,158            759,897             -0-                    -0-
Ray B. Mundt                 9,726,958            760,097             -0-                    -0-

The voting on the proposal to ratify the selection of Coopers & Lybrand L.L.P. as Registrant's independent public accountants was as follows: 10,126,567 For; 325,191 Against; 35,297 Abstentions; and -0- Broker Non-Votes.


Item 5.    Other Information

           Not Applicable

Item 6     Exhibits and Reports on Form 8-K

           (a).   Exhibit 11 Computation of loss per common share

           (b).   Exhibit 27 - Financial Data Schedule

           (c). No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NOCOPI TECHNOLOGIES, INC.

DATE:  August 18, 1997                        /s/ Norman A. Gardner
                                              ----------------------------------
                                              Norman A. Gardner
                                              President & Chief Executive
                                              Officer



DATE:  August 18, 1997                        /s/ Rudolph A. Lutterschmidt
                                              ----------------------------------
                                              Rudolph A. Lutterschmidt
                                              Vice President & Chief Financial
                                              Officer

                           NOCOPI TECHNOLOGIES, INC.
                      COMPUTATION OF LOSS PER COMMON SHARE

                                                                      EXHIBIT 11

                                                    Three Months ended June 30                Six Months ended June 30
                                                     1997                 1996                  1997                1996
                                                  ----------          -----------            ----------         -----------
 Primary
  Net loss applicable to common shares            ($278,400)             ($34,600)            ($400,200)           ($45,400)
                                                 ==========            ==========            ==========         ===========

  Weighted average common shares
   outstanding                                   14,080,654            14,064,951            14,080,654          14,054,558
  Dilutive shares - based on the
   treasury stock method using the
   average market price (1)                                               119,481                   154              76,376
                                                 ----------            ----------            ----------          ----------
                                                 14,080,654            14,184,432            14,080,808          14,130,934
                                                 ==========            ==========            ==========          ==========

 Per share amount applicable to
  net loss                                           ($.02)                ($.00)                 ($.03)              ($.00)


                                                     Three Months ended June 30                  Six Months ended June 30
                                                    1997                  1996                   1997                1996
                                                 ----------            ----------             ----------          ----------
 Fully diluted
  Net loss                                        ($278,400)             ($34,600)            ($400,200)           ($45,400)
  Add interest on Series B notes                     16,600                16,600                33,200              33,200
  Deduct ownership interest of others
   in consolidated entity                                                (112,100)              (95,800)           (199,200)
                                                 ----------            ----------            ----------          ----------
  Net loss applicable to common shares            ($261,800)            ($130,100)            ($462,800)          ($211,400)
                                                 ==========            ==========            ==========          ==========


  Weighted average common shares
   outstanding                                   14,080,654            14,064,951            14,080,654          14,054,558
  Dilutive shares - based on the
   treasury stock method using the
   greater of the period-end market
   price or the average market price (2)          1,292,706             1,412,187             1,292,860           1,369,082
                                                 ----------            ----------            ----------          ----------
                                                 15,373,360            15,477,138            15,373,514          15,423,640
                                                 ==========            ==========            ==========          ==========


 Per share amount applicable to
  net loss                                            ($.02)                ($.01)               ($.03)               ($.01)


 (1) represents shares resulting from stock options and warrants.
 (2) represents shares resulting from stock options, warrants and the assumed conversion of the convertible notes and Euro-Nocopi S.A. stock.