Form 10-Q
period 1997-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 1997-11-14
CIK 888981

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For Quarter Ended September 30, 1997              Commission File No. 0-20333


                            NOCOPI TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    MARYLAND                            87-0406496
       -----------------------------------         --------------------
         (State or other jurisdiction of              (IRS Employer
         incorporation or organization)             Identification No.)


                 230 Sugartown Road, Suite 100, Wayne, PA 19087
             ------------------------------------------------------
                    (Address of principal executive offices)


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

                         YES  X           NO
                            -----           -----

                  Number of shares of common stock outstanding:

                                                     Shares outstanding
              Title of each class                   at November 1, 1997
              -------------------                   -------------------
            Common stock, par value                    14,080,654
                $.01 per share


================================================================================

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                                      INDEX
                                      -----



Part 1. FINANCIAL INFORMATION

        Item 1.  Financial Statements                                       PAGE
                                                                            ----

                 Statements of Operations
                 Three Months and Nine Months Ended
                 September 30, 1997 and September 30, 1996                     1


                 Balance Sheets
                 September 30, 1997 and December 31, 1996                      2


                 Statements of Cash Flows
                 Nine Months Ended September 30, 1997 and
                 September 30, 1996                                            3


                 Notes to Financial Statements                             4 - 5


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            6 - 11



Part II.         OTHER INFORMATION                                            12


                 Signatures                                                   13

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)



                                       Three Months ended              Nine Months ended
                                          September 30                    September 30
                                       1997            1996           1997            1996
                                   ----------      ----------      ----------      ----------
Revenues
  Licenses, royalties and fees       $503,500        $698,800      $1,786,800      $2,309,800
  Product and other sales              60,500         252,400         842,800         453,100
                                   ----------      ----------      ----------      ----------
                                      564,000         951,200       2,629,600       2,762,900

 Cost of sales
  Licenses, royalties and fees         96,400          98,400         517,000         370,100
  Product and other sales              59,800         248,500         831,400         409,300
                                   ----------      ----------      ----------      ----------
                                      156,200         346,900       1,348,400         779,400
                                   ----------      ----------      ----------      ----------
   Gross profit                       407,800         604,300       1,281,200       1,983,500

 Operating expenses
  Research and development            125,500         199,700         467,500         596,400
  Sales and marketing                 171,800         386,400         652,400       1,109,800
  General and administrative          235,000         286,800         754,400         808,100
                                   ----------      ----------      ----------      ----------
                                      532,300         872,900       1,874,300       2,514,300
                                   ----------      ----------      ----------      ----------
   Loss from operations              (124,500)       (268,600)       (593,100)       (530,800)

 Other income (expenses)
  Amortization                         (6,300)         (6,300)        (19,000)        (19,000)
  Interest income                       4,300          27,000          25,400          92,100
  Interest and bank charges           (18,000)        (17,500)        (53,800)        (52,300)
  Ownership interest of others in
   loss of consolidated entity                        102,000          95,800         301,200
                                   ----------      ----------      ----------      ----------
                                      (20,000)        105,200          48,400         322,000
                                   ----------      ----------      ----------      ----------
   Net loss                         ($144,500)      ($163,400)      ($544,700)      ($208,800)
                                   ==========      ==========      ==========      ==========
 Loss per common share
                                        ($.01)          ($.01)          ($.04)          ($.01)

 Average common shares
  outstanding                      14,080,654      14,080,654      14,080,654      14,063,257


 See notes to financial statements.

                            Nocopi Technologies, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                          September 30    December 31
                                                               1997          1996
                                                          ------------    -----------
                                        Assets
 Current assets
  Cash and cash equivalents                                   $407,700     $2,229,200
  Accounts receivable less allowance                           330,700        513,400
  Inventory                                                      2,100          5,100
  Prepaid and other                                             73,700        105,300
                                                            ----------     ----------
   Total current assets                                        814,200      2,853,000

 Fixed assets
  Leasehold improvements                                        45,600         43,200
  Furniture, fixtures and equipment                            418,500        435,000
                                                            ----------     ----------
                                                               464,100        478,200
  Less: accumulated depreciation                               348,100        296,600
                                                            ----------     ----------
                                                               116,000        181,600

 Other assets
  Patents, net of accumulated amortization                     482,500        452,000
  Debt issue costs, net of accumulated amortization             12,600         31,600
  Other                                                         11,500         14,300
                                                            ----------     ----------
                                                               506,600        497,900
                                                            ----------     ----------
    Total assets                                            $1,436,800     $3,532,500
                                                            ==========     ==========

                    Liabilities and Shareholders' Equity (Deficit)

 Current liabilities
  Current debt obligations                                    $950,000
  Accounts payable                                             191,700       $539,800
  Accrued expenses                                             277,500        139,900
  Accrued commissions                                          145,400        118,100
  Deferred revenue                                             131,400        164,200
                                                            ----------     ----------
   Total current liabilities                                 1,696,000        962,000
 Long-term notes payable                                                      950,000

 Accumulated share of loss of deconsolidated affiliate
  in excess of cost                                            170,400

 Ownership interest of others in consolidated entity                        1,448,300

 Shareholders' equity (deficit)
  Common stock, $.01 par value
   Authorized - 50,000,000 shares
   Issued and outstanding
    14,080,654 shares                                          140,800        140,800
  Paid-in capital                                            7,651,000      7,651,000
  Currency translation adjustment                                              57,100
  Accumulated deficit                                       (8,221,400)    (7,676,700)
                                                            ----------     ----------
                                                              (429,600)       172,200
                                                            ----------     ----------
    Total liabilities and shareholders' equity (deficit)    $1,436,800     $3,532,500
                                                            ==========     ==========

See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                  Nine Months ended September 30
                                                      1997            1996
                                                   ----------      ---------
Operating Activities
 Net loss                                           ($544,700)     ($208,800)
 Adjustments to reconcile net loss to
  cash from operating activities
  Depreciation                                         67,600         64,600
  Amortization                                         62,300         58,500
  Allowance for doubtful accounts                      17,300         12,400
  Ownership interest of others in loss
   of consolidated entity                             (95,800)      (301,200)
                                                   ----------      ---------
                                                     (493,300)      (374,500)

Changes in working capital
 Accounts receivable                                  (26,300)         6,600
 Inventory                                              3,000         14,200
 Prepaid and other                                     (7,300)         4,700
 Accounts payable and accrued expenses                254,000         75,600
 Deferred revenue                                      50,700         (1,000)
                                                   ----------      ---------
                                                      274,100        100,100
                                                   ----------      ---------
  Cash used by operating activities                  (219,200)      (274,400)

Investing Activities
 Additions to fixed assets                            (11,100)       (51,400)
 Additions to patents                                 (71,000)       (44,900)
 Deconsolidation of affiliate                      (1,419,100)
                                                   ----------      ---------
  Cash used by investing activities                (1,501,200)       (96,300)

Financing Activities
 Exercise of stock options                                           128,500
                                                   ----------      ---------
  Cash provided by financing activities                              128,500
Effect of exchange rate changes on cash              (101,100)      (106,400)
                                                   ----------      ---------
  Decrease in cash and cash equivalents            (1,821,500)      (348,600)
Cash and cash equivalents - beginning of period     2,229,200      2,982,100
                                                   ----------      ---------
Cash and cash equivalents - end of period            $407,700     $2,633,500
                                                   ==========     ==========

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

        The Company also agreed to pay Euro 35% of future guaranteed royalties from this manufacturer. The $154,500 settlement was charged to cost of sales and was included in the results of operations for the six months ended June 30, 1997. The Company also agreed to modify its warrant by extending its term through December 2001 but making it exercisable beginning the earlier of 1) January 1, 2001; 2) in the event of a sale of all or part of Euro; or 3) in the event of a public listing of Euro's shares on a stock market. In addition, the Company agreed to defer to January 1, 2001 its right to acquire, under certain conditions, all remaining shares of Euro for shares of the Company. This call right expires December 31, 2001.

        Additionally, the licensing agreement between the two companies was amended relative to the negotiation of future worldwide licensing contracts and the five directors of Euro who were also Nocopi directors resigned from Euro's Board. As the Company ceased to exercise effective control and the financial information for Euro's second and third quarter was not made available to the Company, the Company ceased consolidating as of April 1, 1997 and did not apply the equity method of accounting for the six months ended September 30, 1997. The Company's 18% share of Euro's accumulated loss from inception through March 1997 in excess of the Company's investment, totaling $170,400, has been recorded as a deferred credit on the balance sheet.


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

Item 2.

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Basis of Presentation

        Prior to April 1, 1997, the financial statements included the accounts of the Company and Euro-Nocopi S.A. (Euro), the European affiliate of the Company, on a consolidated basis. Consolidation was appropriate due to the operational and financial control the Company exercised over Euro. Additionally, the Company held approximately an 18% interest in Euro and warrants permitting it to increase its interest in Euro to 55%. During the second quarter of 1997, the Company ceased to exercise effective control over Euro. The cessation of effective control resulted from a dispute which arose in April 1997 between the Company and Euro under the license agreement between the Company and Euro concerning Euro's contention that it was entitled to a share of certain minimum royalties under a worldwide agreement with a manufacturer who distributes products incorporating the Company's technologies. In an agreement negotiated during the second quarter of 1997 and concluded in July 1997, the Company agreed to credit Euro $154,500 as Euro's share of previously collected minimum royalties, the $154,500 to be applied to license fee payments due the Company by Euro through the first quarter of 1998. The Company also agreed to pay Euro 35% of future guaranteed royalties from this manufacturer. The $154,500 settlement has been charged to cost of sales and was included in the results of operations for the six months ended June 30, 1997. The Company also agreed to modify its warrant by extending its term through December 2001 but making it exercisable beginning the earlier of 1) January 1, 2001; 2) in the event of a sale of all or part of Euro; or 3) in the event of a public listing of Euro's shares on a stock market. In addition, the Company agreed to defer to January 1, 2001 its right to acquire, under certain conditions, all remaining shares of Euro for shares of the Company. This call right expires December 31, 2001.

         Additionally, the licensing agreement between the two companies was amended relative to the negotiation of future worldwide licensing contracts and the five directors of Euro who were also Nocopi directors resigned from Euro's Board. As the Company ceased to exercise effective control and the financial information for Euro's second and third quarter was not made available to the Company, the Company ceased consolidating as of April 1, 1997 and did not apply the equity method of accounting for the six months ended September 30, 1997. The Company's 18% share of Euro's accumulated loss from inception through March 1997 in excess of the Company's investment, totaling $170,400, has been recorded as a deferred credit on the balance sheet.

Results of Operations

         The Company's revenues are derived from royalties paid by licensees of the Company's technologies, fees for the provision of technical services to licensees and from the direct sale of products incorporating the Company's technologies, principally pressure sensitive labels. Royalties consist of guaranteed minimum royalties payable by the Company's licensees in certain cases and additional royalties which typically vary with the licensee's sales of products incorporating the licensed technology. Service fee and sales revenues vary directly with the number of units of service or product provided.

         Because the Company has a relatively high level of fixed costs, its operating results are substantially dependent on revenue levels. Because revenues derived from licenses and royalties carry a much higher gross profit margin than other revenues, operating results are also substantially affected by changes in revenue mix.

         Both the absolute amounts of the Company's revenues and the mix among the various sources of revenue are subject to substantial fluctuation. The Company has a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on the Company's total revenue and on its revenue mix and overall financial performance. Such changes may result from a customers product development delays, engineering changes, changes in product marketing strategies and the like. In addition, as certain customers have developed experience with the Company's technologies, they have sought to renegotiate certain provisions of their license agreements and, when the Company agrees to revise terms, revenues from the customer may be affected.

         Revenues for the third quarter of 1997 were $564,000 compared to $951,200 in the third quarter of 1996, a decrease of $387,200. The decline is attributable to a reduction of product sales of approximately $200,000, principally pressure sensitive labels, in the third quarter of 1997 compared to the third quarter of 1996 as well as lower licenses, royalties and fees, in part due to the change in accounting for Euro, whose revenues are not consolidated in the third quarter of 1997. The Company's third quarter 1996 results included revenues of $80,000 attributable to Euro. In addition, domestic licenses, royalties and fees declined by approximately $100,000 due to lower minimum license fees due under renegotiated contracts with 3M Corporation and Georgia-Pacific offset in part by increased license fees and royalties from new and existing end-user customers.

         Revenues for the first nine months of 1997 were $2,629,600 compared to $2,762,900 in the first nine months of 1996, a decrease of 5%. The decrease is attributable to the exclusion of Euro's revenues for periods subsequent to March 31, 1997, an approximate reduction of $450,000 in domestic licenses, royalties and fees principally attributable to lower guaranteed license fees from 3M and Georgia-Pacific offset in part by increased sales of products, primarily security labels during the second quarter of 1997. The Company's results for the six months ended September 30, 1996 included revenues of $180,000 attributable to Euro.

        The Company's gross profit declined to $407,800 or 72% of revenues in the third quarter of 1997 compared to $604,300 or 64% or revenues in the third quarter of 1996. The decline in the third quarter in absolute dollars is attributable to lower domestic licenses, royalties and fees of approximately $100,000 and the change in accounting for Euro whose revenues and costs were not included with those of the Company in the third quarter of 1997. The higher gross profit as a percentage of revenues in the third quarter of 1997 is due primarily to the change in revenue mix in favor of licenses, royalties and fees as product sales declined during to the third quarter of 1997 compared to the third quarter of 1996. Revenues derived from licenses, royalties and fees carry a substantially higher gross margin than those derived from product and other sales.

        For the first nine months of 1997, the gross profit declined to $1,281,200 or 49% of revenues from $1,983,500 or 72% of revenues in the first nine months of 1996. The decline in gross profit, both in absolute dollars and as a percentage of revenues is due to three factors: 1). Lower licenses, royalties and fees resulting from the exclusion of Euro's revenues in periods subsequent to March 31, 1997 as well as lower domestic licenses, royalties and fees; 2). Higher levels of product sales during the first six months of 1997 whose profit margins are significantly lower than those realized on licenses, royalties and fees; and 3). The Company recorded one-time charge to cost of sales totaling $154,500 in the first half of 1997 in connection with the settlement of its dispute with Euro.

        Research and development expenses declined to $125,500 in the third quarter of 1997 from $199,700 in the third quarter of 1996 and to $467,500 in the first nine months of 1997 from $596,400 in the first nine months of 1996. The reduction in both the third quarter and first nine months of 1997 results from the exclusion of Euro's costs from the statement of operations in periods subsequent to March 31, 1997 and the expansion in the third quarter of 1997 of a cost containment program implemented earlier in the year.

        Sales and marketing expenses declined to $171,800 in the third quarter of 1997 from $386,400 in the third quarter of 1996. For the first nine months of 1997, sales and marketing expenses were $652,400 compared to $1,109,800 in the first nine months of 1996. Euro's sales and marketing expenses for the third quarter and first nine months of 1996 were $127,600 and $402,200, respectively. The exclusion of Euro's expenses from the consolidated statement of operations from periods subsequent to March 31, 1997 is the principal reason for the decline in sales and marketing expenses compared to the third quarter and nine months of the prior year. Additionally, the Company's domestic sales and marketing expenses declined in the third quarter and first nine months of 1997 as a result of fewer sales personnel, lower commissions and lower discretionary sales promotion expenses as the Company sought to conserve cash.

         General and administrative expenses declined to $235,000 in the third quarter of 1997 from $286,800 in the third quarter of 1996. For the first nine months of 1997, general and administrative expenses were $754,400 compared to $808,100 in the first nine months of 1996. The decline for the third quarter and first nine months is due primarily to the exclusion of the general and administrative expenses associated with Euro in periods subsequent to March 31, 1997 offset in part by higher legal and professional expenses and costs associated with the Company's international patent activities. The Company also incurred legal expenses in the second quarter of 1997 related to the restructuring of its ownership and license arrangements with Euro.

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

         The net loss decreased in the third quarter of 1997 to $144,500 from $163,400 in the third quarter of 1996. For the first nine months of 1997, the net loss was $544,700 compared to $208,800 in the first nine months of 1996. The Company's share of Euro's loss for the third quarter and first nine months of 1996 was $21,600 and $63,900, respectively.

Liquidity and Capital Resources

         The Company's cash and cash equivalents decreased to $407,700 at September 30, 1997. The Company's consolidated cash and cash equivalent position at December 31, 1996 was $2,229,200 of which $1,641,200 was held by Euro and $588,000 was held by the Company. The amount held by Euro was available primarily to fund Euro's operations. Because the financial statements of the Company can no longer be consolidated with those of Euro, the cash position declined by the $1,641,200 held by Euro-Nocopi at December 31, 1996. The Company's domestic cash position declined to $407,700 at September 30, 1997 from $588,000 at December 31, 1996. The cash was used primarily to fund operations over the nine month period.

        In early November 1997, the Company completed initial closings under an offering of up to 10,666,667 investment units in Europe, each consisting of two shares of common stock and one five-year stock purchase warrant, at an initial price of $.30 per unit. A total of 9,066,674 units were sold. Proceeds of the initial closings totaled $2,720,000 ($2,502,000 net of placement fees) and increased the Company's cash position to approximately $2.8 million at November 12, 1997. There can be no assurances that the Company will be successful in completing the sale of the full 10,666,667 investment units in the on-going offering.

        Current debt obligations represent the reclassification of the Company's $950,000 Series B 7% Subordinated Convertible Promissory Notes due March 31, 1998 into current liabilities.

        Until August 1997, the Company had a line of credit with a bank for up to $1 million secured by a pledge of securities, including equity securities, made by certain directors. The line of credit was cancelled in August 1997 and the collateral returned to the pledgors of the collateral. During the time that the line of credit was in effect, there had been no funds drawn against it by the Company.

        The Company does not currently plan any significant capital investment in the foreseeable future.

        The Company's believes that it has sufficient working capital to support its operations and debt service requirements over the next twelve months.

        The foregoing contains forward looking information within the meaning of the Private Securities Litigation Act of 1995. Such forward looking statements involve certain risks and uncertainties including the particular factors described in this Management Discussion and Analysis. In each case actual results may differ materially from such forward looking statements. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

Other Factors That May Affect Future Growth and Stock Price

        The Company's operating results and stock price are adversely affected by the Company's current liquidity previously discussed and, in addition, are dependent upon a number of factors, some of which are beyond the Company's control. These include:

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

New Business Opportunities. The Company, with limited research and development resources, is compelled to develop new technologies, which it believes will enhance and expand its position in the anti-counterfeiting and anti-diversion marketplace it serves. There can be no assurance that the resources expended in this effort will generate significant revenues for the Company.

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

        (b). Exhibit 27 - Financial Data Schedule

        (c). The Registrant filed the following Current Report on Form 8-K during the quarter ended September 30, 1997.

             August 25, 1997 - Change in Registrant's Certifying
             Accountant.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NOCOPI TECHNOLOGIES, INC.

DATE: November 13, 1997                /s/ Richard A. Check
                                       --------------------
                                       Richard A. Check
                                       President & Chief Executive Officer



DATE: November 13, 1997                /s/ Rudolph A. Lutterschmidt
                                       ----------------------------
                                       Rudolph A. Lutterschmidt
                                       Vice President & Chief Financial Officer