Form 10-K
period 1997-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 1998-04-15
CIK 888981

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

 X       Annual report pursuant to section 13 or 15 (d) of the Securities
--- Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1997

                                       or

         Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _______________ to ________________.


Commission File Number 0-20333
                       -------


                            NOCOPI TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Maryland                                    87-0406496
    ----------------------------                      -------------------
    (State or other jurisdiction                       (I.R.S. Employer
         of incorporation)                            Identification No.)


      537 Apple Street, West Conshohocken, Pennsylvania        19428
      -------------------------------------------------      ----------
          (Address of principal executive offices)           (Zip Code)


Telephone Number, Including Area Code: (610) 834-9600
                                       --------------

Securities registered pursuant to section 12(b) of the Act:


    Title of each class            Name of each exchange on which registered
    -------------------            -----------------------------------------
           None                                Not Applicable


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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. $6,900,000 at March 13, 1998.

     (Applicable only to corporate registrants) Indicate the number of shares outstanding of each class of registrant's common stock, as of the latest practicable date. 33,587,332 Shares of Common Stock, $.01 par value at March 13, 1998.

     Documents Incorporated by Reference.

     Proxy Statement for the Annual Meeting of Shareholders to be Held June 8, 1998 (Part III).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___


                        Exhibit Index Begins on Page 20.

                                     PART I

ITEM 1. BUSINESS

Background

     Nocopi Technologies, Inc. (hereinafter "Nocopi" or "Registrant") was originally organized to utilize a technology developed by its founders for impeding the reproduction of documents on office copiers. In its early stages of development, Nocopi's business consisted primarily of selling burgundy colored, copy resistant paper to protect corporate documents, that is, to provide document security. In the last several years, Registrant has continued to refine its document security technologies but has increasingly focused on developing and marketing technologies for document and product authentication which can reduce losses caused by fraudulent document reproduction and by product counterfeiting and/or diversion.

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

     Registrant's document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document which can be activated or revealed by use of a special highlighter pen when authentication is required. This is sold under the trade mark COPIMARK(TM). Other variations of the COPIMARK(TM) technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi's RUB & REVEAL(R) system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as checks, travellers' checks, gift certificates and event tickets, and the authentication of product labelling and packaging. The Rub & Reveal(R) technology was enhanced during 1995 permitting its use in documents produced on laser printers, thus affording expanded market opportunities for this technology. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets). During 1993, Registrant developed its invisible inkjet technology which permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. During 1994, Registrant developed a new technology to address the widespread problem of counterfeiting in the apparel industry consisting of a reactive thread which can be woven into a label which is then sewn into a garment. The woven label can be activated in the same manner as a reactive paper label to reveal the authenticity of the garment. During 1995, Registrant developed a new covert authenticating technology which allows a manufacturer of compact discs to identify CD's produced by that manufacturer. Registrant believes that this technology can provide CD manufacturers and publishers a tool with which to combat the significant losses sustained as a result of illegal pirating and counterfeiting of data, music and video discs.

Document Security Products

     The first product Nocopi developed was a burgundy colored paper that deterred photocopying and transmission by facsimile. The color was chosen and designed so that it absorbed most of the light projected on documents during photocopying except for light in the part of the spectrum the copy process is incapable of detecting. This colored paper exhibited the ability to inhibit reproduction at the cost of legibility to the reader. The darker it was, the better it worked. The trade-off was, and is, tied to security. If a client needed the security, he would put up with the diminished legibility. Registrant currently markets its copy resistant papers in three grades, each balancing improved copy resistance against diminished legibility.

     The next step in the evolution of Registrant's products was the development of a product which enables the user to select certain areas of a document for copy protection. This led to the development of user defined, pre-printed forms on which certain areas were already activated, such as a doctor's prescription form with the signature area protected or a financial instrument exhibiting the same kind of protection. This product line is called SELECTIVE NOCOPI(TM). Registrant also developed several inks which impede photocopying by color copiers. This technology is called COLORBLOC(R).

     During 1993, Registrant developed a technology for providing secure faxes. Using this technology, a message printed by a receiving telecopier cannot be read until the paper has been activated by the recipient. This technology initially was available for use only in thermal facsimile machines, limiting its marketability. During 1996, Registrant developed a new technology to allow plain paper ink jet facsimile machines to receive confidential faxes. This new technology is called INFOBLOC(TM). An associated technology, called SECRETPRINT(TM), enables an ink jet computer printer to produce documents in which, at the discretion of the author, a portion or all of the document can be rendered confidential until activation. During 1997, Registrant engaged in market investigations for INFOBLOC(TM) and SECRETPRINT(TM). As a result of these market investigations, Registrant has established relationships with manufacturers of ink jet computer printers as well as authors and publishers of computer software for the entertainment and educational markets. Registrant believes that these activities may lead, by late 1998, to the commercial introduction of SECRETPRINT(TM) as an enhancement to specific entertainment and educational software applications providing for the on demand printing of invisible text and graphics which can be revealed at a point in time in the future. Registrant believes that the inherent discovery feature of SECRETPRINT(TM) can enhance many current entertainment and educational software packages and make learning more fun for children.

     The following table illustrates the approximate percentage of Registrant's revenues accounted for by each type of its products for each of the three last fiscal years:

                                                Year Ended December 31,
                                             ----------------------------------
Product Type                                 1997            1996          1995
------------                                 ----            ----          ----
Anti-Counterfeiting & Anti-Diversion
Technologies and Products                     97%             97%          96%

Document Security Products                     3%              3%           4%


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

     Registrant has identified a number of major markets for its technologies and products, including security printers, manufacturers of labels and packaging materials and distributors of brand name products. Within each market, key potential users have been identified, and, in many cases, already licensed. Within North America, sales efforts include direct selling by company personnel to create end user demand and selling through licensee sales forces with support from company personnel. Registrant has determined that technical sales support by its personnel is of great importance to increasing its licensees' sales of products incorporating Registrant's technologies and, therefore, maintains its commitment to providing such support.

     As continued improvements in color copier and desktop publishing technology make counterfeiting and fraud opportunities less expensive and more available, Registrant intends to maintain an interactive product development and enhancement program with the combined efforts of marketing, applications engineering and research and development. Registrant's objective is to concentrate its efforts on developing market-ready products with the most beneficial ratios of market potential to development time and cost.

Euro-Nocopi S.A.

     In 1994, the Registrant formed a European company, Euro-Nocopi S.A., to market the Company's technologies in Europe under an exclusive license agreement. Euro-Nocopi S. A., headquartered in Paris, has sales representatives in France, England and Germany. Euro-Nocopi sells the full range of Nocopi products and technologies in the European market, both to European-based companies and to subsidiaries of U.S.-based corporations. The Registrant receives a minimum licensing fee and, when certain annual revenue levels are attained by Euro-Nocopi, an additional royalty stream from revenues generated in Europe. The Registrant owns approximately an 18% interest in Euro-Nocopi and holds warrants permitting it to increase its interest to 55%. As part of a settlement agreement resulting from a dispute between

Euro-Nocopi S. A. and the Registrant in the second quarter of 1997, the Registrant agreed to modify its warrant by extending its term through December 2001 but making it exercisable beginning the earlier of 1) January 1, 2001; 2) in the event of a sale of all or part of Euro-Nocopi; or 3) in the event of a public listing of Euro-Nocopi's shares on a stock market. Prior to the modification, the warrants were exercisable at any time. Beginning in August 1998, the Euro-Nocopi stock sold to investors may be converted into approximately one million shares of the Registrant's common stock in the event that no public offering of Euro-Nocopi has been made by that date.

Major Customers

     During 1997, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 1997 total revenues from two customers, 3M Corporation and Paxar Corporation, which accounted for approximately 26% and 20%, respectively, of 1997 revenues. Registrant anticipates that its reliance on these customers will diminish as other licensees increase their sales of products incorporating Registrant's technologies.

Manufacturing

     Nocopi does not have substantial manufacturing facilities. Registrant presently subcontracts the manufacture of its applications to third party manufacturers and expects to continue such subcontracting. Applications of Registrant's technology are effected mainly through printing and coating. The inks are custom manufactured by the Company. Because some of the processes that Nocopi uses in its applications are based on relatively common manufacturing technologies, there appears to be no technical or economic reason for Registrant to invest capital in its own manufacturing facilities. In the area of its proprietary inks, however, Registrant desires to control the manufacturing process for security purposes and has invested $75,000 to establish an ink making capacity capable of supplying commercial quantities of its security ink.

     Registrant has established a quality control program which currently entails laboratory analysis of developed technologies. Registrant intends to expand this program to include placing specially trained Nocopi technicians on site at third party production facilities to monitor the manufacturing process, where warranted. There can be no assurance that Registrant will, in fact, expand this quality control program.

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

     When a new product or process is developed, the developer may seek to preserve for itself the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited. Generally speaking, in order for a patent to be granted, the product or process must be new and be inventively different from what has been previously patented or otherwise known anywhere in the world. Patents generally have a duration of 17 years from the date of grant or 20 years from the date of application depending on the jurisdiction concerned, after which time any person is free to exploit the product or process covered by a patent. A person who is the owner of a patent has, within the jurisdiction in which the patent is granted, the exclusive right to exploit the patent either directly or through licensees, and is entitled to prevent any person from infringing on the patent.

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

     During the years ended December 31, 1997, 1996, and 1995, Nocopi expended approximately $480,500, $805,100 and $789,100, respectively, on research and development activities (excluding capital expenditures related to research and development activities).

Competition

     In the area of document and product authentication and serialization, Registrant is aware of other technologies, both covert and overt surface marking techniques, requiring decoding implements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes the Registrant markets its covert technologies. Registrant believes its patented and proprietary technologies provide a unique and cost-effective solution to the problem of counterfeiting and grey marketing. Registrant is not aware of any competitors that market paper which functions in the same way as Nocopi security papers, although management is aware of a limited number of competitors which are attempting different approaches to the same problems which Registrant's products address. Registrant is aware of a Japanese company that has developed a film overlay which is advertised as providing protection from photocopying. Registrant has examined the film overlay and believes that it has a limited number of applications. Nocopi security paper is also considerably less expensive than the film overlay.

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

Employees

     At March 1, 1998, Registrant had 14 employees, including management.

Financial Information about Foreign and Domestic Operations

     Certain information concerning Registrant's foreign and domestic operations is contained in Note 9 to Registrant's Financial Statements included elsewhere in this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 2. PROPERTIES

     Registrant's corporate headquarters, effective March 1, 1998, are located at 537 Apple Street, West Conshohocken, Pennsylvania 19428. Its telephone number at that location is (610) 834-9600. These premises consist of approximately 14,800 square feet of space leased from an unaffiliated third party under a lease expiring in February 2003. Current monthly rental under this lease is $5,000, increasing to $7,000 per month in September 1998 and subject to further annual increases on the anniversary date of the lease. Registrant is also responsible for the operating costs of the building. Registrant intends to relocate its research facilities, currently in Malvern, Pennsylvania, to the West Conshohocken location by September, 1998, the expiration date of the lease for that facility. Registrant believes significant efficiencies will be realized by having its business operations consolidated at one location.

     Registrant's former corporate headquarters, located at 230 Sugartown Road, Wayne, Pennsylvania 19087, has been sub-let for the duration of the lease term at a monthly rental approximating the Registrant's rental obligation. These premises consist of approximately 2,800 square feet of space leased from an unaffiliated third party under a lease expiring in July 2001. Current monthly rental under this lease is $4,300.

     In 1992, Registrant established research facilities at One Great Valley Parkway, Malvern, Pennsylvania 19355. These facilities, consisting of approximately 5,000 square feet of space, have been outfitted with approximately $42,000 in leasehold improvements. The facilities are occupied by Registrant under a lease expiring in September 1998 at a current monthly rent of $4,200 including common area charges.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1997, no matters were submitted to a vote of Registrant's security holders.

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

                                                    High Bid            Low Bid
                                                    --------            -------
January 1, 1996 to March 31, 1996                    $3.70               $2.55
April 1, 1996 to June 30, 1996                        4.60                2.65
July 1, 1996 to September 30, 1996                    3.85                1.88
October 1, 1996 to December 31, 1996                  2.50                1.00

January 1, 1997 to March 31, 1997                     1.19                 .59
April 1, 1997 to June 30, 1997                         .69                 .38
July 1, 1997 to September 30, 1997                     .41                 .25
October 1, 1997 to December 31, 1997                   .47                 .13

January 1, 1998 to March 13, 1998                      .25                 .16

     As of March 13, 1998, 33,587,332 shares of Registrant's Common Stock were outstanding. The number of holders of record of Registrant's Common Stock was approximately 1,100. However, Registrant estimates that it has a significantly greater number of Common Stockholders because a number of shares of Registrant's Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 33,587,332 shares of Common Stock which are outstanding, Registrant has reserved for issuance 12,784,378 shares of its Common Stock which underlie outstanding options and warrants to purchase Common Stock and securities issued by Registrant and Euro-Nocopi S.A., which may be converted into its common stock.

     Registrant has paid no cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from the Company's financial statements. The information set forth should be read in conjunction with the Company's Financial Statements, the related notes and other financial information appearing elsewhere herein and Management's Discussion and Analysis of Results of Operations and Financial Condition. The data for the years 1994 through 1996 includes financial information for Euro-Nocopi S.A. on consolidated basis. As a result of the loss of control of Euro-Nocopi in 1997, its 1997 financial information is excluded.

                             Selected Financial Data

                                           1997            1996            1995            1994            1993
                                      -----------    ------------     -----------     -----------     -----------
Operating Data
 Revenues                             $ 3,046,000    $  3,640,300     $ 3,019,700     $ 1,761,700     $ 1,286,600

 Loss from operations                    (739,600)       (799,600)       (644,700)     (1,572,600)     (1,288,400)
 Net loss                                (847,000)       (408,300)       (241,900)     (1,419,200)     (1,293,400)

Balance Sheet Data
 Total assets                           3,813,600       3,532,500       4,465,200       4,299,400       3,265,500
 Working capital                        1,307,600       1,891,000       2,645,500       3,128,100       2,437,800
 Notes payable                            950,000         950,000         950,000       1,362,500       1,412,500
 Ownership interest of others
  in consolidated entity                                1,448,300       1,823,100       2,146,000
 Shareholders' equity                   2,184,500         172,200         572,700         255,600       1,642,300
 Average common shares outstanding     17,192,323      14,067,606      14,006,254      13,878,593      13,719,036

Loss per common share                 $      (.05)   $       (.03)    $      (.02)    $      (.10)    $      (.09)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

     Prior to January 1, 1997, the financial statements included the accounts of the Company and Euro-Nocopi S.A. (Euro), the European affiliate of the Company, on a consolidated basis. Consolidation was appropriate due to the operational and financial control the Company exercised over Euro. Additionally, the Company held approximately an 18% interest in Euro and warrants permitting it to increase its interest in Euro to 55%. During the second quarter of 1997, the Company ceased to exercise effective control over Euro. The cessation of effective control resulted from a dispute which arose in April 1997 between the Company and Euro under the license agreement between the Company and Euro concerning Euro's contention that it was entitled to a share of certain minimum royalties under a worldwide agreement with a manufacturer which distributes products incorporating the Company's technologies. In an agreement negotiated during the second quarter of 1997 and concluded in July 1997, the Company agreed to credit Euro $154,500 as Euro's share of previously collected minimum royalties, the $154,500 to be applied to license fee payments due the Company by Euro through the first quarter of 1998. The Company also agreed to pay Euro 35% of future guaranteed royalties from this manufacturer. The $154,500 settlement has been charged to cost of sales and was included in the results of operations for the six months ended June 30, 1997. The Company also agreed to modify its warrant by extending its term through December 2001 but making it exercisable beginning the earlier of 1) January 1, 2001; 2) in the event of a sale of all or part of Euro; or 3) in the event of a public listing of Euro's shares on a stock market. In addition, the Company agreed to defer to January 1, 2001 its right to acquire, under certain conditions, all remaining shares of Euro for shares of the Company. This call right expires December 31, 2001.

     Additionally, the licensing agreement between the two companies was amended relative to the negotiation of future worldwide licensing contracts, the five directors of Euro who were also Nocopi directors resigned from Euro's Board, and the Company ceased to exercise effective control of Euro. During the fourth quarter of 1997, a Nocopi director was elected to Euro's Board of Directors and the Chief Operating Officer of Euro was appointed to the Company's Board of Directors. Additionally, Euro is dependent on the Company for the technology it licenses from the Company and markets in Europe. Accordingly, the Company ceased consolidating effective January 1, 1997, applied the equity method, and recorded an adjustment to paid-in capital of $377,300 to record its 18% share of Euro's net equity at January 1, 1997 resulting primarily from the expiration in 1997 of certain liquidation privileges on the 82% of Euro's stock not owned by the Company.

Results of Operations

     The Company's revenues are derived from royalties paid by licensees of the Company's technologies, fees for the provision of technical services to licensees and from the direct sale of products incorporating the Company's technologies, principally pressure sensitive labels. Royalties consist of guaranteed minimum royalties payable by the Company's licensees in certain cases and additional royalties which typically vary with the licensee's sales or production of products incorporating the licensed technology. Service fee and sales revenues vary directly with the number of units of service or product provided.

     Because the Company has a relatively high level of fixed costs, its operating results are substantially dependent on revenue levels. Because revenues derived from licenses and royalties carry a much higher gross profit margin than other revenues, operating results are also substantially affected by changes in revenue mix.

     Both the absolute amounts of the Company's revenues and the mix among the various sources of revenue are subject to substantial fluctuation. The Company has a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on the Company's total revenue and on its revenue mix and overall financial performance. Such changes may result from a customer's product development delays, engineering changes, changes in product marketing strategies and the like. In addition, as certain customers have developed experience with the Company's technologies, they have sought to renegotiate certain provisions of their license agreements and, when the Company agrees to revise terms, revenues from the customer may be affected.

     Revenues for 1997 were $3,046,000 compared to $3,640,300 in 1996 and $3,019,700 in 1995, representing a decline of 16% in 1997 compared to 1996. Revenues for 1996 increased 21% compared to 1995. The decline of $594,300 in 1997 compared to 1996 is due in part to the change in accounting for Euro, whose revenues are not included in 1997. The Company's 1996 results included revenues of $418,000 attributable to Euro. In addition, domestic licenses, royalties and fees declined by $548,100 due primarily to lower minimum license fees due under renegotiated contracts with 3M Corporation and Georgia-Pacific, offset in part by a $371,800 increase in product sales, primarily security labels, during 1997. The $620,600 increase in revenues in 1996 compared to 1995 is due, in part, to higher product sales, primarily security labels, compared to 1995. In 1996, the Company produced its initial order of pressure-sensitive security labels for 3M Corporation. During the second half of 1996, the Company renegotiated its exclusive license agree ment with Georgia-Pacific. The slower than anticipated revenue growth from Georgia-Pacific, which led, in part, to the license renegotiation, negatively affected the Company's second half 1996 revenues compared to the second half of 1995.

     The Company's 1997 gross profit declined to $1,504,500 or 49% of revenues from $2,581,600 or 71% of revenues in 1996 and $2,620,900 or 87% of revenues in 1995. The decline in 1997 compared to 1996, both in absolute dollars and as a percentage of revenues is due to three factors: 1) lower licenses, royalties and fees resulting from the exclusion of Euro's revenues as well as lower domestic licenses, royalties and fees; 2) higher levels of sales of tangible products such as pressure- sensitive labels, which are manufactured or purchased for resale and carry a significantly higher level of direct costs compared to the Company's license and royalty revenues; and 3) the Company recorded a one-time charge to cost of sales totaling $154,500 in the first half of 1997 in connection with the settlement of its dispute with Euro. The decline in gross profit in 1996 from 1995 in both absolute dollars and as a percentage of revenues is due, in part, to the increase in sales of tangible products such as pressure sensitive labels, which are manufactured or purchased for resale and carry a higher level of direct costs compared to the Company's license and royalty revenues.

     Research and development expenses declined to $480,500 from $805,100 in 1996 and $789,100 in 1995. The reduction in 1997 results from the exclusion of Euro's costs from the statement of operations and a cost containment program implemented during the year.

     Sales and marketing expenses declined to $662,900 in 1997 from $1,494,100 in 1996. The exclusion of Euro's sales and marketing expenses in 1997 is the principal reason for the year-to-year decrease in sales and marketing expenses. Euro's 1996 sales and marketing expenses were $544,400. In addition, the Company's domestic sales and marketing expenses declined by $286,800 during 1997 as a result of fewer sales personnel, lower commissions and lower discretionary sales promotion expenses as the Company sought to conserve cash. The decline of $58,500 in 1996 from the 1995 sales and marketing expense of $1,552,600 relates primarily to lower commissions and compensation expenses experienced in 1996 compared to 1995.

     General and administrative expenses were $903,600 in 1997 compared to $943,300 in 1996 and $781,500 in 1995. The decline in 1997 is due primarily to the exclusion of the general and administrative expense of Euro offset in part by higher professional expenses incurred during the year. Euro's 1996 general and administrative expenses were $171,400. The Company also incurred legal and professional costs of approximately $40,000 in 1997 related to the restructuring of its ownership and license arrangements with Euro. The increase in 1996 compared to 1995 is attributable to legal fees incurred relative to the Company's international patent activities and professional fees incurred by Euro.

     Other expenses, principally legal expenses incurred with related parties, were $197,100 in 1997 compared to $138,700 in 1996 and $142,400 in 1995. The increase in 1997 relates primarily to a fee arrangement with the Company's U.S. Counsel whereby the Company agreed to a one-time fee commitment of $100,000 covering time expended by U.S. Counsel in 1997 and previous years in excess of payments made under the fixed fee structure negotiated for those years.

     Other income (expenses) include interest on the Series B 7% Subordinated Convertible Promissory Notes issued in May 1993 and amortization of debt issue costs related to the Notes. Interest income includes interest on funds invested in the U.S. as well as the investment of funds held by Euro during the periods that its accounts were included in the Company's financial statements.

     Equity in loss of affiliate represents the proportionate share in the loss of Euro attributable to the Company's approximate 18% ownership share from January 1, 1997, the date on which the Company began applying the equity method.

     Ownership interest of others in consolidated entity represents the proportionate share in the loss of Euro-Nocopi attributable to the 82% ownership interest of the outside shareholders of that company for the periods that its accounts were included in the Company's financial statements on a consolidated basis.

     The net loss for 1997 was $847,000 compared to losses of $408,300 and $241,900, respectively, in 1996 and 1995. The increase in the 1997 net loss compared to 1996 relates primarily to lower revenues in the U.S. attributable, in part, to the renegotiated license arrangements with 3M Corporation and Georgia-Pacific, a further change in revenue mix in favor of tangible products such as labels, which carry lower gross profit margins than licenses and royalties, and the $154,500 charge in settlement of the dispute with Euro offset in part by lower overhead expenses as the Company instituted a cost-containment program in the first quarter of the year to conserve cash during the period of adverse liquidity which existed until the Company completed its equity financing late in the year. The increase in the 1996 net loss compared to 1995 related in part to the lower revenues realized from Georgia-Pacific compared to 1995 which led to the renegotiation of the Company's agreement with Georgia-Pacific as well as delays in the development of revenues in other areas of the Company's business. Also contributing to the 1996 increase in the net loss is the lower gross profit realized as a result of changes in product mix in favor of tangible products which carry a higher level of direct costs than licenses and royalties.

Liquidity and Capital Resources

     The Company's cash and cash equivalents increased to $2,714,600 at December 31, 1997. The Company's consolidated cash and cash equivalent position at December 31, 1996 was $2,229,200 of which $1,641,200 was held by Euro and $588,000 was held by the Company. The amount held by Euro was available primarily to fund Euro's operation. Because the financial statements of the Company can no longer be consolidated with those of Euro, the cash position declined by the $1,641,200 held by Euro at December 31, 1996. The Company's domestic cash position increased to $2,714,600 at December 31, 1997 from $588,000 at December 31, 1996, primarily as a result of a fourth quarter equity offering in which the Company raised $2,926,000 ($2,548,000 net of expenses) offset in part by cash required to fund operations during the year. Capital spending was $19,500 in 1997, $61,500 in 1996 and $112,000 in 1995.

     In December 1997, the Company completed an offering of investment units in Europe whereby 9,753,339, of a total 10,666,667 investment units offered, were sold at $.30 per unit. Each unit consists of two shares of common stock and one five-year stock purchase warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $.25 per share, subject to escalation after three years. Proceeds of the offering totaled $2,926,000 ($2,548,000 net of expenses).

     Current debt obligations represent the reclassification of the Company's $950,000 Series B 7% Subordinated Convertible Promissory Notes due March 31, 1998 into current liabilities. The Company anticipates that approximately $125,000 of the Notes will be extended.

     Until August 1997, the Company had a line of credit with a bank for up to $1 million secured by a pledge of securities, including equity securities, made by certain directors. The line of credit was cancelled in August 1997, and the collateral returned to the pledgors of the collateral. During the time that the line of credit was in effect, there had been no funds drawn against it by the Company.

     The Company does not currently plan any significant capital investment in the foreseeable future.

     As a result of the 1997 equity offering, the Company believes that it has sufficient working capital to support its operations and debt service requirements over the next twelve months.

     The foregoing contains forward looking information within the meaning of the Private Securities Litigation Act of 1995. Such forward looking statements involve certain risks and uncertainties including the particular factors described in this Management Discussion and Analysis. In each case, actual results may differ materially from such forward looking statements. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

Other Factors That May Affect Future Growth and Stock Price

     Prior to the successful completion of the equity offering in late 1997, the Company's operating results and stock price were adversely affected by the Company's adverse liquidity, previously discussed, and, in addition, are dependent upon a number of factors, some of which are beyond the Company's control. These include:

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

Recently Issued Accounting Standards

The following Statements of Financial Accounting Standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of all three statements is not expected to impact financial statements or disclosures.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of a Business Enterprise" ("SFAS 131"), establishes standards for public enterprises reporting of information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminate certain existing disclosure requirements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements of Registrant meeting the requirements of Regulation S-X (except section 210.3-05 and Article 11 thereof) are included herein beginning at page F-1 of this Annual Report on Form 10-K.

     For information required with respect to this Item 8, see "Financial Statements and Schedules on pages F-1 through F-17 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In October 1997, Registrant appointed BDO Seidman, LLP as the Registrant's independent public accountant to audit the Registrant's financial statements replacing Coopers & Lybrand L.L.P. who resigned in August 1997. These events are more fully described in 8-K filings dated August 25, 1997 and October 27, 1997 which are incorporated herein by reference.

                                    PART III

     The information required by Part III, Items 10 through 13, inclusive of Form 10-K are incorporated by reference to Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for June 8, 1998, which shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K

(a) The following Financial Statements are filed as part of this Annual Report on Form 10-K

                                                                       PAGE
                                                                       ----

Report of Independent Accountants                                       F-1

Balance Sheets as of December 31, 1997 and 1996                         F-3

Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995                                        F-4

Statements of Shareholders' Equity for the
Years Ended December 31, 1997, 1996 and 1995                            F-5

Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995                                        F-6

Notes to Financial Statements                                       F-7 to F-17

Schedule II - Valuation and Qualifying Accounts
and Reserves                                                            F-18

All other schedules are omitted because they are not required or are inapplicable.

----------

(b)  The Exhibit Index begins on Page 20 of this Annual Report on Form 10-K.

(c) Registrant filed the following report on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

     October 27, 1997 - Change in Registrant's Certifying Accountant.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NOCOPI TECHNOLOGIES, INC.
                                Registrant

Dated: April 7, 1998            By: /s/ Richard A. Check
                                    -------------------------------------------
                                        Richard A. Check,
                                        President & Chief Executive Officer

Dated: April 7, 1998            By: /s/ Rudolph A. Lutterschmidt
                                    -------------------------------------------
                                        Rudolph A. Lutterschmidt,
                                        Vice President, Chief Financial Officer
                                        and Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 7, 1998                     /s/ Richard A. Check
                                        ---------------------------------------
                                            Richard A. Check,
                                            Chairman of the Board of Directors


Date: April 7, 1998                     /s/ Susan Cox
                                        ---------------------------------------
                                            Susan Cox, Director


Date: April 7, 1998                     /s/ Dr. Arshavir Gundjian
                                        ---------------------------------------
                                            Dr. Arshavir Gundjian, Director


Date: April 7, 1998                     /s/ Jack H. Halperin
                                        ---------------------------------------
                                            Jack H. Halperin, Director


Date: April 7, 1998                     /s/ Neal Sroka
                                        ---------------------------------------
                                            Neal Sroka, Director

         The following Exhibits are filed as part of this Annual Report on Form 10-K:


     Exhibit
     Number                    Description
     ------                    -----------

       3.1   Articles of Incorporation(1)

       3.2   Bylaws(1)

       3.3   Articles of Amendment to Articles of Incorporation(4)

      10.1   Amended and Restated Non-Qualified Stock Option Plan(3)

      10.2   Amended and Restated Incentive Stock Option Plan(3)

      10.3 Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan(2)

      10.4   License Agreement between Registrant and Euro-Nocopi S.A.(3)

      10.5   Service Agreement between Registrant and Euro-Nocopi S.A.(3)

      10.6   Memorandum of Agreement between Registrant and Euro-Nocopi S.A.(3)

      10.7   Nocopi Technologies, Inc. 1996 Stock Option Plan(4)

      10.8   Settlement Agreement between Registrant and Euro-Nocopi S.A.

      10.9   Employment Agreement between Registrant and Richard A. Check

      10.10  Employment Agreement between Registrant and Norman A. Gardner

      10.11  Employment Agreement between Registrant and Dr. A. Gundjian

      10.12  Form of Common Stock Purchase Warrant

      10.13 Lease Agreement dated February 17, 1998 relating to premises at 537 Apple Street, West Conshohocken, PA 19428

      16.1 Letter dated August 25, 1997 from Coopers & Lybrand L.L.P. re: Change in Certifying Accountant(5)

      23.1   Consent of Coopers & Lybrand L.L.P.

      23.2   Consent of BDO Seidman, LLP

      27.0   Financial Data Schedule

----------

(1) Incorporated by reference to Registrant's Registration Statement on Form 10, as filed with the Commission on or about August 19, 1992

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1994

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996

(5) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 25, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


     To the Shareholders and Board of Directors of Nocopi Technologies, Inc.

     We have audited the accompanying balance sheet of Nocopi Technologies, Inc. as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited the financial statement schedule as of and for the year ended December 31, 1997 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP
Philadelphia, Pennsylvania
March 3, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Nocopi Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Nocopi Technologies, Inc. as of December 31, 1996, the related consolidated statements of income, cash flows and changes in stockholders equity for each of the two years in the period ended December 31, 1996. We have also audited the financial statement schedules for the two years ended December 31, 1996 listed on the index on page F-18 of this Form 10-K. These financial statements and financial statements schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nocopi Technologies, Inc. as of December 31, 1996 and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information required to be included herein.


/s/ COOPERS & LYBRAND LLP
-------------------------
COOPERS & LYBRAND L.L.P.
Philadelphia, Pennsylvania
March 7, 1997

                            Nocopi Technologies, Inc.
                                 Balance Sheets

                                                                           December 31
                                                                   ---------------------------
                                                                       1997            1996
                                                                   ----------       ----------
                                 Assets
Current assets
 Cash and cash equivalents                                         $2,714,600       $2,229,200
 Accounts receivable less allowances
  (1997-$44,100; 1996-$37,100)                                        167,400          513,400
 Inventory                                                              5,500            5,100
 Prepaid and other                                                     49,200          105,300
                                                                   ----------       ----------
  Total current assets                                              2,936,700        2,853,000

Fixed assets
 Leasehold improvements                                                45,600           43,200
 Furniture, fixtures and equipment                                    422,600          435,000
                                                                   ----------       ----------
                                                                      468,200          478,200
 Less: accumulated depreciation and amortization                      354,400          296,600
                                                                   ----------       ----------
                                                                      113,800          181,600

Other assets
 Investment in and advances to affiliate                              209,100
 Patents, net of accumulated amortization
  (1997 - $266,600; 1996 - $214,300)                                  537,000          452,000
 Debt issuance costs, net of accumulated
  amortization (1997 - $181,800; 1996 - $156,500)                       6,300           31,600
 Other                                                                 10,700           14,300
                                                                   ----------       ----------
                                                                      763,100          497,900
                                                                   ----------       ----------
                                                                   $3,813,600       $3,532,500
                                                                   ==========       ==========

           Liabilities and Stockholders' Equity

Current liabilities
 Current debt obligations                                            $950,000
 Accounts payable                                                     321,000         $539,800
 Accrued expenses                                                     172,800          139,900
 Accrued commissions                                                  116,700          118,100
 Deferred revenue                                                      68,600          164,200
                                                                   ----------       ----------
  Total current liabilities                                         1,629,100          962,000

Long-term notes payable                                                                950,000

Commitments and contingencies

Ownership interest of others in consolidated entity                                  1,448,300

Stockholders' equity
 Series A preferred stock $1.00 par value
  Authorized - 300,000 shares
   Issued and outstanding - none
Common stock, $.01 par value
  Authorized - 50,000,000 shares
   Issued and outstanding
    1997 - 33,587,332 shares                                          335,900
    1996 - 14,080,654 shares                                                           140,800
 Paid-in capital                                                   10,396,200        7,651,000
 Currency translation adjustment                                      (23,900)          57,100
 Accumulated deficit                                               (8,523,700)      (7,676,700)
                                                                   ----------       ----------
                                                                    2,184,500          172,200
                                                                   ----------       ----------
                                                                   $3,813,600       $3,532,500
                                                                   ==========       ==========

 See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Operations

                                                                Years ended December 31
                                                   --------------------------------------------------
                                                       1997               1996                1995
                                                   -----------         ----------          ----------
Revenues
 Licenses, royalties and fees                       $2,085,300         $3,036,800          $2,878,500
 Product and other sales                               960,700            603,500             141,200
                                                    ----------         ----------          ----------
                                                     3,046,000          3,640,300           3,019,700

Cost of sales
 Licenses, royalties and fees                          582,900            496,900             273,200
 Product and other sales                               958,600            561,800             125,600
                                                    ----------         ----------          ----------
                                                     1,541,500          1,058,700             398,800
                                                    ----------         ----------          ----------
  Gross profit                                       1,504,500          2,581,600           2,620,900

Operating expenses
 Research and development                              480,500            805,100             789,100
 Sales and marketing                                   662,900          1,494,100           1,552,600
 General and administrative                            903,600            943,300             781,500
 Other expenses                                        197,100            138,700             142,400
                                                    ----------         ----------          ----------
                                                     2,244,100          3,381,200           3,265,600
                                                    ----------         ----------          ----------
  Loss from operations                                (739,600)          (799,600)           (644,700)

Other income (expenses)
 Amortization of debt issuance costs                   (25,300)           (25,300)            (28,800)
 Interest income                                        27,800            113,900             189,300
 Interest and bank charges                             (71,000)           (72,100)            (80,600)
 Equity in net loss of affiliate                       (38,900)
 Ownership interest of others in net
  loss of consolidated entity                                             374,800             322,900
                                                    ----------         ----------          ----------
                                                      (107,400)           391,300             402,800
                                                    ----------         ----------          ----------
  Net loss                                           ($847,000)         ($408,300)          ($241,900)
                                                    ==========         ==========          ==========
Basic and dilutive loss
 per common share                                        ($.05)             ($.03)              ($.02)


Weighted average common shares outstanding          17,192,323         14,067,606          14,006,254

See notes to financial statements.

                            Nocopi Technologies, Inc.
                       Statements of Stockholders' Equity

                                            Common stock                              Currency
                                      ------------------------         Paid-in       Translation       Accumulated
                                         Shares        Amount          Capital       Adjustment          Deficit            Total
                                      -----------     --------        ----------     -----------       -----------         --------
Balance-January 1, 1995                13,909,584     $139,100        $7,163,300       ($20,300)       ($7,026,500)        $255,600

Exercise of stock options                  15,000          100            28,900                                             29,000

Conversion of Series B notes,
   net of expenses                        119,582        1,200           330,700                                            331,900

Net loss                                                                                                  (241,900)        (241,900)

Translation adjustment                                                                  198,100                             198,100
                                      ----------------------------------------------------------------------------------------------
Balance-December 31, 1995              14,044,166      140,400         7,522,900        177,800         (7,268,400)         572,700

Exercise of stock options                  36,488          400           128,100                                            128,500

Net loss                                                                                                  (408,300)        (408,300)

Translation adjustment                                                                 (120,700)                           (120,700)
                                      ----------------------------------------------------------------------------------------------
Balance-December 31, 1996              14,080,654      140,800         7,651,000         57,100         (7,676,700)         172,200

Equity in net assets of Euro-Nocopi
  S.A. from application of equity
  method of accounting                                                   377,300                                            377,300

Private placement, net of expenses     19,506,678      195,100         2,352,900                                          2,548,000

Nonqualified stock options
 issued as compensation                                                   15,000                                             15,000

Net loss                                                                                                  (847,000)        (847,000)

Translation adjustment                                                                  (81,000)                            (81,000)
                                      ==============================================================================================
Balance-December 31, 1997              33,587,332     $335,900       $10,396,200       ($23,900)       ($8,523,700)      $2,184,500
                                      ==============================================================================================

See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows

                                                                      Years ended December 31
                                                          -----------------------------------------------
                                                              1997              1996              1995
                                                          -----------       -----------       -----------
Operating Activities
 Net loss                                                 $  (847,000)      $  (408,300)      $  (241,900)
 Adjustments to reconcile net loss to
  cash used by operating activities
  Depreciation and amortization                                73,300            84,200            68,600
  Amortization                                                 81,200            71,900            70,400
  Allowance for doubtful accounts, net                          7,000            16,100             7,400
  Equity in loss of affiliate                                  38,900
  Ownership interest of others in
   loss of consolidated entity                                                 (374,800)         (322,900)
  Other                                                        18,000                               6,000
                                                          -----------       -----------       -----------
                                                             (628,600)         (610,900)         (412,400)

Changes in assets and liabilities
 Accounts receivable                                          187,600           132,800          (230,400)
 Inventory                                                       (400)           17,100            (8,600)
 Prepaid and other                                             96,300           (14,000)          (17,000)
 Accounts payable and accrued expenses                        131,800           (30,200)          280,400
 Deferred revenue                                              (6,600)         (113,000)          235,300
                                                          -----------       -----------       -----------
                                                              408,700            (7,300)          259,700
                                                          -----------       -----------       -----------
  Cash used in operating activities                          (219,900)         (618,200)         (152,700)

Investing Activities
 Additions to fixed assets                                    (19,500)          (61,500)         (112,000)
 Additions to patents                                        (137,300)          (75,300)         (125,800)
 Cash of Euro, beginning of year                           (1,641,200)
 Other                                                        (44,700)
                                                          -----------       -----------       -----------
  Cash used in investing activities                        (1,842,700)         (136,800)         (237,800)

Financing Activities
 Issuance of common shares, net                             2,548,000
 Exercise of stock options                                                      128,500            29,000
                                                          -----------       -----------       -----------
  Cash provided in financing activities                     2,548,000           128,500            29,000

 Effect of exchange rate changes on cash                                       (126,400)          206,000
                                                          -----------       -----------       -----------
    Increase (decrease) in cash and cash equivalents          485,400          (752,900)         (155,500)
Cash and cash equivalents
 Beginning of year                                          2,229,200         2,982,100         3,137,600
                                                          -----------       -----------       -----------
 End of year                                              $ 2,714,600       $ 2,229,200       $ 2,982,100
                                                          ===========       ===========       ===========


Supplemental cash flow data
  Interest paid                                           $    66,500       $    66,500       $    74,700
                                                          ===========       ===========       ===========

 Additional common stock was issued upon conversion
  of Series B notes
   Conversion of Series B notes, net of debt issuance
    and conversion costs                                                                      $   331,900
                                                                                              ===========
Equity in net assets of Euro-Nocopi
  S.A. from application of equity
  method of accounting                                    $   377,300
                                                          ===========



See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


1.   Organization of the Company

     Nocopi Technologies, Inc. (the Company) is organized under the laws of the State of Maryland. Its main business activities are the development and distribution of document security products and the licensing of its patented authentication technologies in the United States and foreign countries.


2.   Significant Accounting Policies

     Basis of Presentation - Through December 31,1996, the financial statements included the accounts of the Company and Euro-Nocopi S.A. (Euro), the European affiliate of the Company on a consolidatd basis. The Company has an approximately 18% interest in Euro and holds warrants permitting it to increase its interest to 55%. The Company's operational and financial control of Euro required Euro's operations be included in the Consolidated Financial Statements. The 82% equity interest of shareholders other than the Company was shown as "Ownership interest of others in consolidated entity" in the Statements of Operations and Balance Sheets. All significant intercompany accounts and transactions were eliminated. During 1997, the Company ceased to exercise effective control over Euro. As a result, consolidation was no longer permitted and the Company's investments in Euro has been accounted for under the equity method. (See note 8)

     Use of Estimates - The Company's financial statements are prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

     Cash and cash equivalents - Cash equivalents consist principally of time deposits and highly liquid investments with an original maturity of three months or less placed with major banks and financial institutions. The investments are in excess of the FDIC insurance limit. Cash equivalents are carried at the lower of cost, plus accrued interest, or market value and are held in money market accounts at a local bank. At December 31,1997 and 1996, Nocopi's investments in money market accounts amounted to $2,589,700 and $518,300,respectively. At December 31, 1996, the Balance Sheet for "Cash and cash equivalents" includes $1.6 million in cash and cash equivalents of Euro.

     This amount was available primarily to fund European operations.

     Inventory is valued at the lower of cost or market, determined on a first-in, first-out basis.

     Income taxes - Deferred income taxes are provided for all temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Fixed assets are carried at cost less accumulated depreciation and amortization. Furniture, fixtures and equipment are generally depreciated on the straight-line method over their estimated service lives. Leasehold improvements are amortized on a straight-line basis over the shorter of five years or the term of the lease, if shorter. Major renovations and betterments are capitalized. Maintenance, repairs and minor items are expensed as incurred. Upon disposal, assets and related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

     Patents are stated at cost less amortization and are being amortized on a straight-line basis over the life of the patent (approximately fifteen years).

     Debt issuance costs incurred in connection with the issuance of long-term debt have been capitalized and are being amortized over the life of the related debt agreement.

     Revenues, consisting primarily of license fees and royalties, are generally recorded as earned over the license term. Product sales are recognized upon shipment of products.

     Loss per share - the Company has adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the standards for computing earnings per share (EPS), replaces simple and primary EPS with a newly defined basic EPS and modifies the computation of diluted EPS. Pursuant to SFAS No. 128 the Company reflected on its Statements of Operations basic and dilutive loss per share (LPS) for the years ended December 31, 1997, 1996 and 1995. Adoption of SFAS No. 128 did not impact the amount of LPS and there is no difference in the amounts calculated as basic LPS and dilutive LPS because options and warrants are anti-dilutive.

     Recoverability of Long Lived Assets - The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles, including patents, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances indicating the existence of an impairment which would be material to the Company's quarterly or annual financial statements.

     Accounting for Stock-Based Compensation - The Company has implemented SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages employers to account for stock compensation awards based on their fair value on their date of grant. Entities may choose not to apply the new accounting method but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company has adopted the disclosure-only approach of the Standard. See proforma disclosures in
     Note 7.

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

     Recently Issued Accounting Standards

     The following Statements of Financial Accounting Standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of all three statements is not expected to impact financial statements or disclosures.

     Statements of Financial accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of a Business Enterprise" ("SFAS 131"), establishes standards for public enterprises reporting of information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminate certain existing disclosure requirements.


3.   Notes Payable and Shareholders' Equity.

     The Company has $950,000 Series B 7% Subordinated Convertible Promissory Notes (the B Notes) outstanding. Interest on the B notes is payable on a semi-annual basis. The B Notes are payable in full on March 31, 1998, may be prepaid at any time and are convertible into common stock of the Company at a conversion price of $3.50 per share. The carrying cost of the B Notes at December 31, 1997 and 1996 approximates their fair value.

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

     In December 1997, the Company completed a private placement in Europe whereby 9,753,339 units (each unit consisting of two shares of common stock and one warrant to purchase common stock) were sold raising $2,926,000 in cash ($2,548,000 net of expenses). Each warrant is exercisable for the purchase of one share of the Company's common stock at a price of $.25 per share during the first three years after issuance, subject to escalation on the third anniversary of the issuance of the warrants. The warrants will expire five years after issuance unless extended by the Board of Directors. In conjunction with the private placement, 780,267 warrants, having the same terms and conditions as those issued as part of the units, were issued as partial commission to the Placement Agent. The European investors were also given the right to appoint two representatives to the Company's Board of Directors.


4.   Income Taxes

     At December 31, 1997 and 1996, the Company had net operating loss carryforwards totaling approximately $8,200,000 and $7,400,000, respectively. These net operating losses are available to offset future taxable income through the years 2013 and 2012, respectively. As a result of the issuance of the Company's common stock in an equity offering in late 1997, the amount of the net operating loss carryforwards may be limited. Additionally, the utilization of these losses, if available, will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Valuation allowances of approximately $3,000,000 and $2,800,000 at December 31, 1997 and 1996, respectively, have been provided against the deferred tax assets due to uncertainty of realization and any limitation as a result of the potential change in control of the Company.

5.   Related Party Transactions

     During 1997, 1996 and 1995, charges of $472,000, $138,700 and $142,400, respectively, were made to firms employing certain officers and directors for legal and consulting services. Of these amounts, $274,900 was charged in 1997 to paid-in capital for placement and legal fees related to the 1997 European private placement (See note 3). In October 1997, an executive officer of the Placement Agent was appointed to the Company's Board of Directors as a representative of the European investors in that private placement. In 1995, $50,000 was charged to paid-in capital for legal services in connection with debt conversions in that year.


6.   Commitments and Contingencies

     The Company conducts its operations in leased facilities and leases equipment under leases expiring at various dates to 2003.

     Future minimum lease payments under operating leases with initial or remaining terms of one year or more at December 31, 1997 are: $100,400 - 1998; $99,600 - 1999; $102,000 - 2000; $104,800 - 2001; and $107,500 -
     2002.

     Total rental expense under operating leases was $123,100 in 1997, $149,600 in 1996 and $125,100 in 1995.

     The Company has employment contracts with certain executive officers and employees, the terms of which expire at various dates through 2002. Future minimum compensation payments under these agreements at December 31, 1997 are $454,000 - 1998; $412,500 - 1999; $387,500 - 2000; $242,500 - 2001; and
     $212,500 - 2002.

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

     The difference between fair market value and the option price for non-qualified options granted under the plans is charged to income as compensation expense over the vesting periods of the related options. There was no compensation expense recorded during 1997, 1996 or 1995 as a result of below market stock option grants.

     A summary of stock options under these plans follows:


                                                          Exercise      Weighted
                                           Number of     Price Range    Average
                                            Shares        Per Share      Price
                                            ------        ---------      -----

     Outstanding at December 31, 1994       466,206     $.75 to $3.75    $2.91
     Options granted                        295,200      3.25 to 4.05     3.70
     Options exercised                      (15,000)    1.30 and 2.25     1.95
     Options canceled                       (63,706)     3.25 to 4.05     3.50
                                           --------
     Outstanding at December 31, 1995       682,700       .75 to 4.05     3.21
     Options granted                         43,000     3.10 and 4.35     3.75
     Options exercised                      (36,488)     3.00 to 3.75     3.55
     Options canceled                        (8,846)     3.00 to 4.05     3.70
                                           --------
     Outstanding at December 31, 1996       680,366       .75 to 4.35     3.22
     Options granted                        525,000       .30 and .45      .36
     Options canceled                      (422,300)      .75 to 4.35     3.03
                                           --------
     Outstanding at December 31, 1997       783,066     $.30 to $4.35     1.40
                                           ========


                                                          Exercise      Weighted
                                             Option      Price Range    Average
                                             Shares       Per Share      Price
                                             ------       ---------      -----
Exercisable at year end:
     1995                                   507,436     $.75 to $4.05    $3.35
     1996                                   574,466     $.75 to $4.35    $3.28
     1997                                   377,666     $.30 to $4.35    $2.44

Options available for future
grant under all plans:
     1995                                    45,633
     1996                                   700,000
     1997                                   175,000

The following table summarizes information about stock options outstanding at December 31, 1997:

                                           Ranges                      Total
                               ------------------------------      -------------
Range of exercise prices:      $.30 to $.45    $2.25 to $4.35      $.30 to $4.35
                               ------------    --------------      -------------
Number outstanding at
December 31, 1997:               525,000          258,066             783,066
                               ------------    --------------      -------------
Weighted average remaining
contractual life (years)           6.52             1.71                4.94
                               ------------    --------------      -------------
Weighted average exercise
price                           $   .36            $2.90               $1.40
                               ------------    --------------      -------------
Exercisable options:
Number outstanding at
December 31, 1997:               125,000          252,666             377,666
                               ------------    --------------      -------------
Weighted average remaining
contractual life                   2.60             1.68                1.98
                               ------------    --------------      -------------
Weighted average exercise
price                              $.30            $2.87               $2.44
                               ------------    --------------      -------------

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation expense has been recognized in connection with stock option grants under the plans. Had compensation expense been determined based on the fair value on the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and basic net loss per common share would have been reported as follows:

                                    1997            1996            1995
                                 ----------      ----------      ----------
     Net loss
        As reported              ($847,000)      ($408,300)       ($241,900)
        Pro forma                ($929,700)      ($470,400)       ($629,200)

     Loss per common share
        As reported                  ($.05)          ($.03)           ($.02)
        Pro forma                    ($.05)          ($.03)           ($.04)

     The fair value of each option granted is estimated on the day of grant based on a modified Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995 respectively: expected volatility of 46%, 76% and 50%; risk free interest rates of 6.0% to 7.2%, 6.1% to 6.3% and 5.7% to 6.6% and expected lives of two years.

     At December 31, 1997, the Company has reserved 12,784,378 shares of common stock for possible future issuance upon exercise of stock options, warrants and convertible securities.

     The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 1997, 1996 or 1995.


8.   Euro-Nocopi, S.A.

     Euro-Nocopi, S.A. (Euro) was formed in 1994 to market the Company's technologies in Europe under an exclusive license arrangement. Euro was capitalized through a European private placement which allows those investors to convert the Euro stock into approximately one million shares of Nocopi Technologies, Inc. common stock beginning in August 1998 in the event that no public offering of Euro has been made by that date.

     Prior to January 1, 1997, the financial statements included the accounts of the Company and Euro-Nocopi S.A. (Euro), the European affiliate of the Company, on a consolidated basis. Consolidation was appropriate due to the operational and financial control the Company exercised over Euro. Additionally, the Company held approximately an 18% interest in Euro and warrants permitting it to increase its interest in Euro to 55%. During the second quarter of 1997, the Company ceased to exercise effective control over Euro. The cessation of effective control resulted from a dispute which arose in April 1997 between the Company and Euro under the license agreement between the Company and Euro concerning Euro's contention that it was entitled to a share of certain minimum royalties under a worldwide agreement with a manufacturer which distributes products incorporating the Company's technologies. In an agreement negotiated during the second quarter of 1997 and concluded in July 1997, the Company agreed to credit Euro $154,500 as Euro's share of previously collected minimum royalties, the $154,500 to be applied to license fee payments due the Company by Euro through the first quarter of 1998. The Company also agreed to pay Euro 35% of future guaranteed royalties from this manufacturer. The $154,500 settlement has been charged to cost of sales and was included in the results of operations for the six months ended June 30, 1997. The Company also agreed to modify its warrant by extending its term through December 2001 but making it exercisable beginning the earlier of 1) January 1, 2001; 2) in the event of a sale of all or part of Euro; or 3) in the event of a public listing of Euro's shares on a stock market. In addition, the Company agreed to defer to January 1, 2001 its right to acquire, under certain conditions, all remaining shares of Euro for shares of the Company. This call right expires December 31, 2001.

     Additionally, the licensing agreement between the two companies was amended relative to the negotiation of future worldwide licensing contracts, the five directors of Euro who were also Nocopi directors resigned from Euro's Board, and the Company ceased to exercise effective control of Euro. During the fourth quarter of 1997, a Nocopi director was elected to Euro's Board of Directors and the Chief Operating Officer of Euro was appointed to the Company's Board of Directors. Additionally, Euro is dependent on the Company for the technology it licenses from the Company and markets in Europe. Accordingly, the Company ceased consolidating effective January 1, 1997, applied the equity method, and recorded an adjustment to paid-in capital of $377,300 to record its 18% share of Euro's net equity at January 1, 1997 resulting primarily from the expiration in 1997 of certain liquidation privileges on the 82% of Euro's stock not owned by the Company.

9.   Segment, Geographic and Major Customer Information

     The Company operates in one principal industry segment - the development and distribution of security products and the licensing of its patented authentication technologies. The Company's technologies and products are sold principally to the corporate market.

     The following geographic financial information is presented in conformity with SFAS 14:

                                               1997(1)         1996(2)         1995(2)
                                            ----------      ----------      ----------
     Revenues:
      United States                         $2,580,400      $2,604,900      $2,198,700
      Europe                                   361,000         872,300         720,500
      Other foreign                            104,600         163,100         100,500
                                            ----------      ----------      ----------
          Total revenues                    $3,046,000      $3,640,300      $3,019,700
                                            ==========      ==========      ==========

     Transfers between geographic segments
      (eliminated in consolidation):
        United States                       $               $  150,200      $  109,600
        Europe                                                  48,000          44,900
                                            ----------      ----------      ----------
          Total transfers                   $               $  198,200      $  154,500
                                            ==========      ==========      ==========

     Loss from operations:
      United States                         $ (739,600)     $ (276,300)     $ (109,400)
      Europe                                                  (523,300)       (535,300)
                                            ----------      ----------      ----------
          Total loss from operations        $ (739,600)       (799,600)     $ (644,700)
                                            ==========      ==========      ==========

     Identifiable assets:
      United States                         $3,602,800      $1,673,300      $2,250,400
      Europe                                   209,100       1,857,100       2,209,300
      Other foreign                              1,700           2,100           5,500
                                            ----------      ----------      ----------
          Total assets                      $3,813,600      $3,532,500      $4,465,200
                                            ==========      ==========      ==========

     (1)  Does not include the geographic financial information of Euro.

     (2)  Includes the geographic financial information of Euro.

     Revenues from customers are based on the location of the customers and include, in 1997, approximately $200,000 derived from the Company's European affiliate. Transfers between geographic areas are recorded according to contractual arrangements. Loss from operations consists of total revenue less operating expenses and does not include either interest or other expenses, net. Identifiable assets of geographic areas are those assets used in the Company's operations in each area.

     The Company's two largest customers accounted for approximately 46%, 40% and 37% of revenues in 1997, 1996 and 1995, respectively, and approximately 42%, 35% and 39% of accounts receivable at December 31, 1997, 1996 and 1995, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

                            NOCOPI TECHNOLOGIES, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                         Balance           Additions
                                        Beginning          Charged to                                Balance
                                         of Year           Operations          Deductions          End of Year
                                        ---------          ----------          ----------          -----------
            DESCRIPTION
 Year ended December 31, 1995
  Allowance for doubtful accounts      $   21,800           $  9,600            $10,400            $   21,000
  Inventory reserve                        76,600                               $11,600                65,000
  Income tax valuation allowance        2,443,400            222,500                                2,665,900



 Year ended December 31, 1996
  Allowance for doubtful accounts         $21,000           $ 18,300            $ 2,200               $37,100
  Inventory reserve                        65,000                                53,500                11,500
  Income tax valuation allowance        2,665,900            112,500                                2,778,400



 Year ended December 31, 1997
  Allowance for doubtful accounts      $   37,100           $ 23,200            $16,200            $   44,100
  Inventory reserve                        11,500                                 1,500                10,000