Form 10-Q/A
period 1997-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 1998-05-15
CIK 888981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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


                 230 Sugartown Road, Suite 100, Wayne, PA 19087
                    (Address of principal executive offices)


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

                             YES |X|         NO | |


                  Number of shares of common stock outstanding:


              Title of each class           Shares outstanding
            Common stock, par value           at May 1, 1997
                $.01 per share                  14,080,654

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION
                                                                            PAGE

   Item 1.    Financial Statements


              Statements of Operations                                         1
              Three Months Ended March 31, 1997
              and March 31, 1996


              Balance Sheets                                                   2
              March 31, 1997 and December 31, 1996


              Statements of Cash Flows                                         3
              Three Months Ended March 31, 1997 and March 31, 1996.


              Notes to Financial Statements                                4 - 5



   Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results of Operations             6 - 9



Part II.  OTHER INFORMATION                                                   10


              Signatures                                                      11

                   PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                    Three Months ended March 31
                                                     1997              1996
                                                     ----              ----
 Revenues
  Licenses, royalties and fees                     $637,100          $832,600
  Product and other sales                            30,700            42,900
                                                   --------          --------
                                                    667,800           875,500

 Cost of sales
  Licenses, royalties and fees                      184,900           131,000
  Product and other sales                            26,600            39,200
                                                   --------          --------
                                                    211,500           170,200
                                                   --------          --------
   Gross profit                                     456,300           705,300

 Operating expenses
  Research and development                          120,500           205,000
  Sales and marketing                               182,500           371,900
  General and administrative                        235,400           239,600
                                                   --------          --------
                                                    538,400           816,500
                                                   --------          --------
   Loss from operations                             (82,100)         (111,200)

 Other income (expenses)
  Amortization of debt issuance costs                (6,300)           (6,300)
  Interest income                                     4,300            37,100
  Interest and bank charges                         (17,400)          (17,500)
  Equity in net loss of affiliate                   (20,300)
  Ownership interest of others in
   net loss of consolidated entity                                     87,100
                                                   --------          --------
                                                    (39,700)          100,400
                                                   --------          --------
   Net loss                                       ($121,800)         ($10,800)
                                                  =========          ========

 Loss per common share                                ($.01)            ($.00)

 Average common shares outstanding               14,080,654        14,044,166


 See notes to financial statements.

                      Nocopi Technologies, Inc.
                           Balance Sheets
                             (unaudited)
                                                         March 31    December 31
                                                           1997          1996
                                                           ----          ----

                               Assets

 Current assets
  Cash and cash equivalents                               $610,100   $2,229,200
  Accounts receivable less allowances                      265,600      513,400
  Inventory                                                  8,300        5,100
  Prepaid and other                                         48,300      105,300
                                                        ----------   ----------
   Total current assets                                    932,300    2,853,000

 Fixed assets
  Leasehold improvements                                    45,600       43,200
  Furniture, fixtures and equipment                        413,800      435,000
                                                        ----------   ----------
                                                           459,400      478,200
  Less: accumulated depreciation                           304,300      296,600
                                                        ----------   ----------
                                                           155,100      181,600

 Other assets
  Investment in and advances to affiliate                  332,100
  Patents, net of accumulated amortization                 474,100      452,000
  Debt issue costs, net of accumulated amortization         25,300       31,600
  Other                                                     13,300       14,300
                                                        ----------   ----------
                                                           844,800      497,900
                                                        ----------   ----------
    Total assets                                        $1,932,200   $3,532,500
                                                        ==========   ==========


                Liabilities and Shareholders' Equity

 Current liabilities
  Current debt obligations                                $950,000
  Accounts payable                                         244,000     $539,800
  Accrued expenses                                         149,200      139,900
  Accrued commissions                                      169,100      118,100
  Deferred revenue                                          54,700      164,200
                                                        ----------   ----------
   Total current liabilities                             1,567,000      962,000

 Long-term notes payable                                                950,000

 Ownership interest of others in consolidated entity                  1,448,300

 Shareholders' equity
  Common stock, $.01 par value
   Authorized - 50,000,000 shares
   Issued and outstanding
    14,080,654 shares                                      140,800      140,800
  Paid-in capital                                        8,028,300    7,651,000
  Currency translation adjustment                           (5,400)      57,100
  Accumulated deficit                                   (7,798,500)  (7,676,700)
                                                        ----------   ----------
                                                           365,200      172,200
                                                        ----------   ----------
    Total liabilities and shareholders' equity          $1,932,200   $3,532,500
                                                        ==========   ==========

 See notes to financial statements.

                      Nocopi Technologies, Inc.
                      Statements of Cash Flows
                             (unaudited)


                                                        Months ended March 31
                                                        1997             1996
                                                        ----             ----
 Operating Activities
  Net loss                                           ($121,800)       ($10,800)
  Adjustments to reconcile net loss to
   cash from operating activities
   Depreciation                                         21,900          20,200
   Amortization                                         20,800          19,500
   Allowance for doubtful accounts                       6,300           3,000
   Equity in net loss of affiliate                      20,300
   Ownership interest of others in
    net loss of consolidated entity                                    (87,100)
                                                    ----------      ----------
                                                       (52,500)        (55,200)

 Changes in working capital
  Accounts receivable                                   90,100         150,900
  Inventory                                             (3,200)         14,500
  Prepaid and other                                      3,500         (10,600)
  Accounts payable and accrued expenses                 83,600        (256,700)
  Deferred revenue                                     (20,500)         96,100
                                                    ----------      ----------
                                                       153,500          (5,800)
                                                    ----------      ----------
   Cash provided (used) by operating activities        101,000         (61,000)

 Investing Activities
  Additions to fixed assets                             (6,400)        (14,100)
  Additions to patents                                 (35,600)         (6,700)
  Cash of Euro, beginning of year                   (1,641,200)
  Advances to affiliate, net                           (36,900)
                                                    ----------      ----------
   Cash used by investing activities                (1,720,100)        (20,800)
 Effect of exchange rate changes on cash                               (64,500)
                                                    ----------      ----------
    Decrease in cash and cash equivalents           (1,619,100)       (146,300)
 Cash and cash equivalents - beginning of period     2,229,200       2,982,100
                                                    ----------      ----------
 Cash and cash equivalents - end of period            $610,100      $2,835,800
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

Note 2.  Basis of Presentation

         The Form 10-Q which is being amended included the accounts of the Company and Euro-Nocopi S.A. (Euro), the European affiliate of the Company on a consolidated basis. Events occurring subsequent to the filing date required the Company to cease consolidating effective January 1, 1997 and to apply the equity method.

         Prior to January 1, 1997, the financial statements included the accounts of the Company and Euro-Nocopi S.A., the European affiliate of the Company, on a consolidated basis. Consolidation was appropriate due to the operational and financial control the Company exercised over Euro. Additionally, the Company held approximately an 18% interest in Euro and warrants permitting it to increase its interest in Euro to 55%. During the second quarter of 1997, the Company ceased to exercise effective control over Euro. The cessation of effective control resulted from a dispute which arose in April 1997 between the Company and Euro under the license agreement between the Company and Euro concerning Euro's contention that it was entitled to a share of certain minimum royalties under a worldwide agreement with a manufacturer which distributes products incorporating the Company's technologies. In an agreement negotiated during the second quarter of 1997 and concluded in July 1997, the Company agreed to credit Euro $154,500 as Euro's share of previously collected minimum royalties, the $154,500 to be applied to license fee payments due the Company by Euro through the first quarter of 1998. The Company also agreed to pay Euro 35% of future guaranteed royalties from this manufacturer. The $154,500 settlement has been charged to cost of sales and was included in the results of operations for the six months ended June 30, 1997. The Company also agreed to modify its warrant by extending its term through December 2001 but making it exercisable beginning the earlier of 1) January 1, 2001; 2) in the event of a sale of all or part of Euro; or 3) in the event of a public listing of Euro's shares on a stock market. In addition, the Company agreed to defer to January 1, 2001 its right to acquire, under certain conditions, all remaining shares of Euro for shares of the Company. This call right expires December 31, 2001.

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

Item 2.
                            NOCOPI TECHNOLOGIES, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Basis of Presentation

     The Form 10-Q which is being amended included the accounts of the Company and Euro-Nocopi S.A. (Euro), the European affiliate of the Company, on a consolidated basis. Events occurring subsequent to the filing date required the Company to cease consolidating effective January 1, 1997 and to apply the equity method.

     Prior to January 1, 1997, the financial statements included the accounts of the Company and Euro-Nocopi S.A., the European affiliate of the Company, on a consolidated basis. Consolidation was appropriate due to the operational and financial control the Company exercised over Euro. Additionally, the Company held approximately an 18% interest in Euro and warrants permitting it to increase its interest in Euro to 55%. During the second quarter of 1997, the Company ceased to exercise effective control over Euro. The cessation of effective control resulted from a dispute which arose in April 1997 between the Company and Euro under the license agreement between the Company and Euro concerning Euro's contention that it was entitled to a share of certain minimum royalties under a worldwide agreement with a manufacturer which distributes products incorporating the Company's technologies. In an agreement negotiated during the second quarter of 1997 and concluded in July 1997, the Company agreed to credit Euro $154,500 as Euro's share of previously collected minimum royalties, the $154,500 to be applied to license fee payments due the Company by Euro through the first quarter of 1998. The Company also agreed to pay Euro 35% of future guaranteed royalties from this manufacturer. The $154,500 settlement has been charged to cost of sales and was included in the results of operations for the six months ended June 30, 1997. The Company also agreed to modify its warrant by extending its term through December 2001 but making it exercisable beginning the earlier of 1) January 1, 2001; 2) in the event of a sale of all or part of Euro; or 3) in the event of a public listing of Euro's shares on a stock market. In addition, the Company agreed to defer to January 1, 2001 its right to acquire, under certain conditions, all remaining shares of Euro for shares of the Company. This call right expires December 31, 2001.

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

Results of Operations

     Revenues for the first quarter of 1997 declined 24% to $667,800 from $875,500 in the first quarter of 1996. The decline of $207,700 is due primarily to the change in accounting for Euro whose revenues are not included in 1997. The Company's first quarter 1996 results included revenues of $81,500 attributable to Euro. Revenues were also negatively affected by the re-negotiation of the Georgia-Pacific license in the second half of 1996. The loss of these revenues in the first quarter of 1997 were not sufficiently offset by revenue gains from new and existing customers.

     The Company's gross profit declined to $456,300, or 68% of revenues in the first quarter of 1997, from $705,300 or 81% of revenues in the first quarter of 1996. The decline in gross profit, in both absolute dollars and as a percentage of revenues, is due to the lower level of revenues in the first quarter of 1997 and a change in revenue mix in the first quarter of 1997 toward certain services carrying a higher level of direct costs than in the first quarter of 1996.

     Research and development expenses decreased to $120,500 in the first quarter of 1997 from $205,000 in the first quarter of 1996. The reduction in 1997 results primarily from the exclusion of Euro's costs from the statement of operations.

     Sales and marketing expenses declined in the first quarter of 1997 to $182,500 from $371,900 in the first quarter of 1996. The exclusion of Euro's sales and marketing expenses in 1997 is the principal reason for the decrease. Euro's first quarter 1996 sales and marketing expenses were $143,300. Also contributing to the decrease are lower commission and sales promotion expenses incurred in the first quarter of 1997 compared to the first quarter of 1996.

     General and administrative expenses were $235,400 in the first quarter compared to $239,600 in the first quarter of 1996. The decline in 1997 is attributable to the exclusion of the general and administrative expense of Euro offset in part by increases in legal and other professional expenses as well as costs associated with the Company's international parent activities.

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

     Ownership interest of others in consolidated entity represents the proportionate share in the loss of Euro attributable to the 82% ownership interest of the outside shareholders of that company for the periods that its accounts were included in the Company's financial statements on a consolidated basis.

     The consolidated net loss increased in the first quarter of 1997 to $121,800 from $10,800 in the first quarter of 1996. The increase in the net loss is attributable primarily to lower revenues realized in the first quarter of 1997 from Georgia-Pacific compared to the first quarter of 1996 and increased direct costs resulting from the revenue mix.

Liquidity and Capital Resources

     The Company's cash and cash equivalents decreased to $610,100 at March 31, 1997. The Company's consolidated cash and cash equivalent position at December 31, 1996 was $2,229,200 of which $1,641,200 was held by Euro and $588,000 was held by the Company. The amount held by Euro was available primarily to fund Euro's operations. Because the financial statements of the Company can no longer be consolidated with those of Euro, the cash position declined by the $1,641,200 held by Euro at December 31, 1996. The Company's domestic cash position increased marginally to $610,100 at March 31, 1997 from $588,000 at December 31, 1996.

     Current debt obligations represent the classification of the Company's $950,000 Series B 7% Subordinated Convertible Promissory Notes due March 31, 1998 into current liabilities.

     The Company's ability to support its consolidated operations and debt service requirements over the next twelve months may be dependent on a number of factors beyond the Company's control. These include:

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

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. It also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, the Company's technologies could possibly be compromised through reverse engineering or other means. There can be no assurance that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties, thus adversely affecting its customer and licensee relationships.

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

                  (b).     Exhibit 27 - Financial Data Schedule

                  (c). No Current Reports on Form 8-K have been filed by Registrant during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            NOCOPI TECHNOLOGIES, INC.

DATE:  May 14, 1998        /s/ Norman A. Gardner
                               -----------------------------
                           Norman A. Gardner
                           President & Chief Executive Officer

DATE:  May 14, 1998        /s/ Rudolph A. Lutterschmidt
                               ------------------------------
                           Rudolph A. Lutterschmidt
                           Vice President & Chief Financial Officer