Form 10QSB
period 1998-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 1998-05-15
CIK 888981

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES ACT OF 1934.

                 For the quarterly period ended March 31, 1998.

[  ]     TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

       For the transition period from _________________ to ______________

                         Commission file number 0-20333

                            NOCOPI TECHNOLOGIES, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

            MARYLAND                                   87-0406496
         -------------                              ----------------
   (State of other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)

                  537 Apple Street, W. Conshohocken, PA 19428
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (610) 834-9600
                            ------------------------
                           (Issuer's telephone number)


         Check whether the issuer (10 filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__         No  _____


         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1998: Common stock, par value $.01 per share 33,587,332 shares.

Transitional Small Business Disclosure Format (check one):  Yes ____   No __X__

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION
                                                                         PAGE

     Item 1. Financial Statements

             Statements of Operations                                     1
             Three Months Ended March 31, 1998
             and March 31, 1997

             Balance Sheet                                                2
             March 31, 1998


             Statements of Cash Flows                                     3
             Three Months Ended March 31, 1998
             and March 31, 1997.


             Notes to Financial Statements                                4



     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations           5 - 7



Part II. OTHER INFORMATION                                               8


             Signatures                                                  9

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)




                                             Three Months ended March 31
                                               1998               1997
                                          ------------       ------------
Revenues
 Licenses, royalties and fees             $    450,600       $    637,100
 Product and other sales                        95,400             30,700
                                          ------------       ------------
                                               546,000            667,800

Cost of sales
 Licenses, royalties and fees                  100,000            184,900
 Product and other sales                        84,700             26,600
                                          ------------       ------------
                                               184,700            211,500
                                          ------------       ------------
  Gross profit                                 361,300            456,300

Operating expenses
 Research and development                      106,600            120,500
 Sales and marketing                           201,200            182,500
 General and administrative                    217,500            235,400
                                          ------------       ------------
                                               525,300            538,400
                                          ------------       ------------
  Loss from operations                        (164,000)           (82,100)

Other income (expenses)
 Amortization of debt issuance costs            (6,300)            (6,300)
 Interest income                                34,500              4,300
 Interest and bank charges                     (18,000)           (17,400)
 Equity in net loss of affiliate               (21,000)           (20,300)
                                          ------------       ------------
                                               (10,800)           (39,700)
                                          ------------       ------------
  Net loss                                   ($174,800)         ($121,800)
                                          ============       ============

Basic and dilutive loss
 per common share                                ($.01)             ($.01)

Average common shares outstanding           33,587,332         14,080,654



See notes to financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)


                                                                  March 31
                                                                   1998
                                                               -------------

                   Assets

Current assets
 Cash and cash equivalents                                      $  2,430,900
 Accounts receivable less allowances                                 226,900
 Inventory                                                            10,700
 Prepaid and other                                                    60,300
                                                                ------------
  Total current assets                                             2,728,800

Fixed assets
 Leasehold improvements                                               50,900
 Furniture, fixtures and equipment                                   424,700
                                                                ------------
                                                                     475,600
 Less: accumulated depreciation                                      376,300
                                                                ------------
                                                                      99,300

Other assets
 Investment in and advances to affiliate                             275,600
 Patents, net of accumulated amortization                            529,500
 Other                                                                 9,900
                                                                ------------
                                                                     815,000
                                                                ------------
   Total assets                                                 $  3,643,100
                                                                ============


                      Liabilities and Stockholders' Equity

Current liabilities
 Current debt obligations                                       $    825,000
 Accounts payable                                                    308,600
 Accrued expenses                                                    183,700
 Accrued commissions                                                 115,300
 Deferred revenue                                                     79,300
                                                                ------------
  Total current liabilities                                        1,511,900

Long-term notes payable                                              125,000

Stockholders' equity
 Common stock, $.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding
   33,587,332 shares                                                 335,900
 Paid-in capital                                                  10,396,200
 Currency translation adjustment                                     (27,400)
 Accumulated deficit                                              (8,698,500)
                                                                ------------
                                                                   2,006,200
                                                                ------------
   Total liabilities and stockholders' equity                   $  3,643,100
                                                                ============

See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)



                                                       Three Months ended March 31
                                                         1998              1997
                                                     -----------       -----------
Operating Activities
 Net loss                                            ($  174,800)      ($  121,800)
 Adjustments to reconcile net loss to cash
  provided (used) in operating activities
  Depreciation                                            21,900            21,900
  Amortization                                            22,200            20,800
  Allowance for doubtful accounts                             --             6,300
  Equity in net loss of affiliate                         21,000            20,300
                                                     -----------       -----------
                                                        (109,700)          (52,500)

Changes in working capital
 Accounts receivable                                     (59,500)           90,100
 Inventory                                                (5,200)           (3,200)
 Prepaid and other                                       (11,100)            3,500
 Accounts payable and accrued expenses                    (2,900)           83,600
 Deferred revenue                                         10,700           (20,500)
                                                     -----------       -----------
                                                         (68,000)          153,500
                                                     -----------       -----------
  Cash provided (used) in operating activities          (177,700)          101,000

Investing Activities
 Additions to fixed assets                                (7,400)           (6,400)
 Additions to patents                                     (7,600)          (35,600)
 Cash of Euro, beginning of year                              --        (1,641,200)
 Advances to affiliate, net                              (91,000)          (36,900)
                                                     -----------       -----------
  Cash used in investing activities                     (106,000)       (1,720,100)
                                                     -----------       -----------
  Decrease in cash and cash equivalents                 (283,700)       (1,619,100)
Cash and cash equivalents - beginning of period        2,714,600         2,229,200
                                                     -----------       -----------
Cash and cash equivalents - end of period            $ 2,430,900       $   610,100
                                                     ===========       ===========

See notes to financial statements.

                            NOCOPI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Financial Statements

          The accompanying interim financial statements have been prepared by the Company without audit. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 1997 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Notes to Financial Statements included in the 1997 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results are not necessarily indicative of the operating results expected for the full year.

Note 2.  Comprehensive Income

          The Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

          Total comprehensive loss is as follows:

                                                        Three Months Ended
                                                             March 31

                                                      1998            1997
                                                    ------------------------

          Net loss                                  ($174,800)     ($121,800)
          Currency translation adjustment              (3,500)       (62,500)
                                                   ----------      ---------
          Comprehensive loss                        ($178,300)     ($184,300)
                                                   ----------      ---------

Item 2.
                            NOCOPI TECHNOLOGIES, INC.

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation

Results of Operations

     The Company's revenues are derived from royalties paid by licensees of the Company's technologies, fees for the provision of technical services to licensees and from the direct sale of products incorporating the Company's technologies, such as pressure sensitive labels. Royalties consist of guaranteed minimum royalties payable by the Company's licensees in certain cases and additional royalties which typically vary with the licensee's sales or production of products incorporating the licensed technology. Service fee and sales revenues vary directly with the number of units of service or product provided.

     Because the Company has a relatively high level of fixed costs, its operating results are substantially dependent on revenue levels. Because revenues derived from licenses and royalties carry a much higher gross profit margin than other revenues, operating results are also substantially affected by changes in revenue mix.

     Both the absolute amounts of the Company's revenues and the mix among the various sources of revenue are subject to substantial fluctuation. The Company has a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on the Company's total revenue and on its revenue mix and overall financial performance. Such changes may result from a customer's product development delays, engineering changes, changes in product marketing strategies and the like. In addition, certain customers have, from time to time, sought to renegotiate certain provisions of their license agreements and, when the Company agrees to revise terms, revenues from the customer may be affected.

     Revenues for the first quarter of 1998 declined 18% to $546,000 from $667,800 in the first quarter of 1997. Licenses, royalties and fees declined by $186,500 due in part to lower minimum license fees from certain U.S. customers resulting principally from a renegotiated contract with 3M Corporation. The contract with 3M has been mutually terminated effective April 30, 1998. Product and other sales increased by $64,700 in the first quarter of 1998 compared to the first quarter of 1997 as a result of higher sales of pressure-sensitive labels during the quarter.

     The Company's gross profit declined to $361,300 or 66% of revenues in the first quarter of 1998 from $456,300 or 68% of revenues in the first quarter of 1997. The decline in both absolute dollars and as a percentage of revenues is due to lower licenses, royalties and fees.

     Research and development expenses declined to $106,600 in the first quarter of 1998 from $120,500 in the first quarter of 1997. The decline relates primarily to a cost containment program, including staff reductions, implemented during 1997.

     Sales and marketing expenses increased to $201,200 in the first quarter of 1998 from $182,500 in the first quarter of 1997. During 1997, the Company reduced its sales and marketing expenses through staff reductions and lower discretionary sales promotion expenses as the Company sought to conserve cash. The increase in 1998 reflects the Company's commitment to develop markets for its technologies, particularly its recently developed inkjet computer printer technologies. These market development activities have required higher sales and marketing expenditures, including travel.

     General and administrative expenses declined to $217,500 in the first quarter of 1998 from $235,400 in the first quarter of 1997. The decline reflects lower professional expenses in the first quarter of 1998.

     Other income (expenses) include interest on the Series B 7% Subordinated Convertible Promissory Notes issued in May 1993 and amortization of debt issue costs related to the notes. Interest income invested increased in the first quarter of 1998 compared to the first quarter of 1997 due to the investment of funds raised in the private placement completed in late 1997.

     Equity in net loss of affiliate represents the proportionate share in the loss of Euro-Nocopi attributable to the Company's approximate 18% ownership share of Euro-Nocopi.

     The net loss increased in the first quarter of 1998 to $174,800 from $121,800 in the first quarter of 1997. The increase in the net loss is attributable primarily to lower revenues realized in the first quarter of 1998 from licensees and increased sales and marketing expenses offset in part by higher interest income in the first quarter of 1998.

Liquidity and Capital Resources

     The Company's cash and cash equivalents declined to $2,430,900 at March 31, 1998 from $2,714,600 at December 31, 1997. The cash was used primarily to fund operations over the three-month period including reimbursable expenditures on behalf of its European affiliate.

     In early April 1998, the Company repaid $825,000 principal amount of its Series B 7% Subordinated Convertible Promissory Notes due March 31, 1998. The $125,000 remaining notes were extended to March 31, 2000. Under the extension arrangement, these notes bear interest at 9% and are convertible into 625,000 chares of the Company's common stock.

     In the first quarter of 1998, the Company relocated its Corporate headquarters to a new location and plans to relocate its research facilities to this location by the third quarter of 1998. The Company does not anticipate significant capital spending as a result of this relocation.

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

     Volatility of Stock Price. The market price for the Company's common stock has historically experienced significant fluctuations and may continue to do so. The Company has, since its inception, operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company's common stock is not listed on a national or regional securities exchange and, consequently, the Company receives limited publicity regarding its business achievements and prospects nor is it extensively followed by securities analysts and traders. The market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company's common stock.

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

           Not Applicable


Item 5. Other Information

           Not Applicable


Item 6. Exhibits and Reports on Form 8-K


          (a). Exhibit 27 - Financial Data Schedule

          (b). No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NOCOPI TECHNOLOGIES, INC.

DATE: May 14, 1998                          /s/ Richard A. Check
                                            ----------------------------------
                                            Richard A. Check
                                            President & Chief Executive Officer

DATE: May 14, 1998                          /s/ Rudolph A. Lutterschmidt
                                            ----------------------------------
                                            Rudolph A. Lutterschmidt
                                            Vice President & Chief
                                            Financial Officer