Form 10QSB
period 1998-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 1998-08-14
CIK 888981

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934.

                  For the quarterly period ended June 30, 1998.

[  ]     TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

              For the transition period from _________________ to ______________

                         Commission file number 0-20333

                            NOCOPI TECHNOLOGIES, INC.
                     (Exact name of small business issuer as
                            specified in its charter)


                MARYLAND                               87-0406496
    ---------------------------------       ---------------------------------
     (State of other jurisdiction           (IRS Employer Identification No.)
    of incorporation or organization)

                   537 Apple Street, W. Conshohocken, PA 19428
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 834-9600
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    ----     ----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1998: Common stock, par value $.01 per share 33,587,332 shares.

Transitional Small Business Disclosure Format (check one):  Yes   X   No
                                                                ----     ----

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION
                                                                         PAGE

  Item 1.   Financial Statements

            Statements of Operations                                      1
            Three Months and Six Months Ended June 30, 1998
            and June 30, 1997

            Balance Sheet                                                 2
            June 30, 1998

            Statements of Cash Flows                                      3
            Six Months Ended June 30, 1998
            and June 30, 1997.

            Notes to Financial Statements                                 4-5



  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations              6-9



Part II.  OTHER INFORMATION                                               10-11


            Signatures                                                    12

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           Nocopi Technologies, Inc.
                            Statements of Operations
                                  (unaudited)

                                            Three Months ended June 30      Six Months ended June 30
                                                1998           1997           1998           1997
                                            -----------    -----------    -----------    -----------
Revenues
 Licenses, royalties and fees                  $454,300     $  479,700     $  904,900     $1,116,800
 Product and other sales                        341,900        753,000        437,300        783,700
                                            -----------    -----------    -----------    -----------
                                                796,200      1,232,700      1,342,200      1,900,500

Cost of sales
 Licenses, royalties and fees                   100,700        217,000        200,700        401,900
 Product and other sales                        331,600        745,000        416,300        771,600
                                            -----------    -----------    -----------    -----------
                                                432,300        962,000        617,000      1,173,500
                                            -----------    -----------    -----------    -----------
  Gross profit                                  363,900        270,700        725,200        727,000

Operating expenses
 Research and development                       108,200        121,900        214,800        242,400
 Sales and marketing                            207,600        145,500        408,800        328,000
 General and administrative                     246,500        264,200        464,000        499,600
                                            -----------    -----------    -----------    -----------
                                                562,300        531,600      1,087,600      1,070,000
                                            -----------    -----------    -----------    -----------
  Loss from operations                         (198,400)      (260,900)      (362,400)      (343,000)

Other income (expenses)
 Amortization                                         0         (6,400)        (6,300)       (12,700)
 Interest income                                 26,700          6,700         61,200         11,000
 Interest and bank charges                       (4,200)       (17,800)       (22,200)       (35,200)
 Equity in net income (loss) of affiliate             0         11,800        (21,000)        (8,500)
                                            -----------    -----------    -----------    -----------
                                                 22,500         (5,700)        11,700        (45,400)
                                            -----------    -----------    -----------    -----------
  Net loss                                    ($175,900)     ($266,600)     ($350,700)     ($388,400)
                                            ===========    ===========    ===========    ===========

Loss per common share                            ($.01)         ($.02)         ($.01)         ($.03)

Average common shares outstanding            33,587,332     14,080,654     33,587,332     14,080,654


See notes to financial statements.

                           Nocopi Technologies, Inc.
                                 Balance Sheet
                                  (unaudited)


                                                                     June 30
                                                                       1998
                                                                  -----------
                                     Assets

Current assets
 Cash and cash equivalents                                        $ 1,560,200
 Accounts receivable less allowance                                   237,100
 Inventory                                                              6,000
 Prepaid and other                                                     62,300
                                                                  -----------
  Total current assets                                              1,865,600

Fixed assets
 Leasehold improvements                                                52,900
 Furniture, fixtures and equipment                                    429,400
                                                                  -----------
                                                                      482,300
 Less: accumulated depreciation                                       398,200
                                                                  -----------
                                                                       84,100

Other assets
 Investment in and advances to affiliate                              381,100
 Patents, net of accumulated amortization                             520,300
 Other                                                                  8,900
                                                                  -----------
                                                                      910,300
                                                                  -----------
   Total assets                                                   $ 2,860,000
                                                                  ===========


                      Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable                                                 $   496,200
 Accrued expenses                                                     126,900
 Accrued commissions                                                  116,600
 Deferred revenue                                                     156,700
                                                                  -----------
  Total current liabilities                                           896,400

Long-term notes payable                                               125,000

Stockholders' equity
 Common stock, $.01 par value
  Authorized - 75,000,000 shares
  Issued and outstanding
   33,587,332 shares                                                  335,900
 Paid-in capital                                                   10,399,200
 Currency translation adjustment                                      (22,100)
 Accumulated deficit                                               (8,874,400)
                                                                  -----------
                                                                    1,838,600
                                                                  -----------
   Total liabilities and stockholders' equity                     $ 2,860,000
                                                                  ===========

See notes to financial statements.

                           Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                  (unaudited)


                                                   Six Months ended June 30
                                                       1998          1997
                                                 -----------   -----------
Operating Activities
 Net loss                                          ($350,700)    ($388,400)
 Adjustments to reconcile net loss to
  cash from operating activities
  Depreciation                                        43,800        43,800
  Amortization                                        38,100        41,400
  Allowance for doubtful accounts                      6,000        12,000
  Equity in net loss of affiliate                     21,000         8,500
  Other                                                3,000             0
                                                 -----------   -----------
                                                    (238,800)     (282,700)

Changes in working capital
 Accounts receivable                                 (75,700)     (564,500)
 Inventory                                              (500)        1,500
 Prepaid and other                                   (13,100)       99,300
 Accounts payable and accrued expenses               129,200       509,200
 Deferred revenue                                     88,100        35,000
                                                 -----------   -----------
                                                     128,000        80,500
                                                 -----------   -----------
  Cash used by operating activities                 (110,800)     (202,200)

Investing Activities
 Additions to fixed assets                           (14,100)       (6,800)
 Additions to patents                                (13,300)      (48,400)
 Cash of Euro, beginning of year                           0    (1,641,200)
 Advances to affiliate, net                         (191,200)      (80,600)
                                                 -----------   -----------
  Cash used by investing activities                 (218,600)   (1,777,000)

Financing Activities
 Repayment of notes                                 (825,000)            0
                                                 -----------   -----------
  Cash used by financing activities                 (825,000)            0
                                                 -----------   -----------
  Decrease in cash and cash equivalents           (1,154,400)   (1,979,200)
Cash and cash equivalents - beginning of period    2,714,600     2,229,200
                                                 -----------   -----------
Cash and cash equivalents - end of period        $ 1,560,200   $   250,000
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

          The Statements of Operations for the three and six months ended June 30, 1997 and the Statement of Cash Flows for the six months ended June 30, 1997 have been restated on a basis consistent with the Form 10Q/A for the quarter ended March 31, 1997. The 10Q/A amended the previously filed 10-Q which included the accounts of the Company and Euro-Nocopi S.A., the European affiliate of the Company on a consolidated basis. Events occurring during 1997, subsequent to the filing of the 10-Q for the quarter ended March 31, 1997, required the Company to cease consolidating effective January 1, 1997 and to apply the equity method.

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

     Total comprehensive loss is as follows:

                                              Three Months Ended
                                                   June 30
                                               1998         1997
                                               ----         ----

Net loss                                  ($175,900)   ($266,600)

Currency translation adjustment               5,300    (   6,100)
                                           ---------    ---------

Comprehensive loss                        ($170,600)   ($272,700)
                                           =========    =========

                                              Six Months Ended
                                                   June 30
                                               1998         1997
                                               ----         ----

Net loss                                  ($350,700)   ($388,400)

Currency translation adjustment               1,800      (68,600)
                                           ---------    ---------

Comprehensive loss                        ($348,900)   ($457,000)
                                           =========    =========

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

     Revenues for the second quarter of 1998 were $796,200 compared to $1,232,700 in the second quarter of 1997, a 35% decline. Licenses, royalties and fees were $454,300 in the second quarter of 1998, a decline of $25,400 from the second quarter of 1997 due in part to lower volume based royalties during the quarter. Product and other sales were $341,900 in the second quarter of 1998 compared to $753,000 in the second quarter of 1997. The decline of $411,100, or 55%, is due primarily to lower sales of pressure-sensitive labels during the second quarter of 1998 compared to the second quarter of 1997 and a one-time sale of inkjet equipment valued at $138,200 in the second quarter of 1997.

     For the first six months of 1998, revenues were $1,342,200, 29% lower than revenues of $1,900,500 in the first six months of 1997. Licenses, royalties and fees declined by $211,900 due in part to lower license fees and royalties from certain U.S. customers resulting principally from the renegotiation in early 1997 of an exclusive license with 3M Corporation. The license was mutually terminated effective April 30, 1998. Product and other sales decreased to $437,300 in the first half of 1998 from $783,700 in the first half of 1997. The $346,400 decline is principally attributable to lower sales of pressure-sensitive labels in the first half of 1998 and the one-time sale of inkjet equipment in the first half of 1997.

     The gross profit increased 34% to $363,900, or 46% of revenues, in the second quarter of 1998 from $270,700, or 22% of revenues, in the second quarter of 1997. The increase in absolute dollars and as a percentage of revenues relates primarily to the settlement of a dispute with Euro-Nocopi, its affiliate, whereby, in the second quarter of 1997, the Company agreed to credit Euro-Nocopi $154,500 as its share of certain minimum royalties under a worldwide agreement with a manufacturer who distributed products incorporating the Company's technologies.

     The gross profit for the first half of 1998 was $725,200, or 54% of revenues compared to $727,000 or 38% of revenues in the first half of 1997. The gross profit was negatively affected by the $211,900 decline in licenses, royalties and fees in the first six months of 1998 compared to the first six months of 1997. As the non-recurring settlement with Euro-Nocopi occurred in the first half of 1997, the resulting improvement in the first half of 1998 was offset by the gross profit decline attributable to lower licenses, royalties and fees.

     Research and development expenses declined to $108,200 and $214,800 in the second quarter and first half of 1998, respectively, from $121,900 and $242,400 in the comparable periods of 1997. The declines relate primarily to a cost containment program, including staff reductions, implemented during 1997.

     Sales and marketing expenses increased to $207,600 in the second quarter of 1998 from $145,500 to the second quarter of 1997. For the first half of 1998, sales and marketing expenses were $408,800 compared to $328,000 in the first half of 1997. During 1997, the Company reduced its sales and marketing expenses through staff reductions and lower discretionary sales promotion expenses as the Company sought to conserve cash during a period of adverse liquidity. The increase in 1998 reflects the Company's commitment to develop markets for its technologies, particularly its recently developed inkjet computer printer technologies. These market development activities have required higher sales and marketing expenditures.

     General and administrative expenses declined to $246,500 in the second quarter of 1998 from $264,200 in the second quarter of 1997. For the first six months, general and administrative expenses declined to $464,000 in 1998 from $499,600 in 1997. The decline for both periods results primarily from lower professional expenses.

     Other income (expenses) include interest on the Series B 7% Subordinated Convertible Promissory Notes issued in May 1993 and amortization of debt issue costs related to the notes. The reduction in interest expense in the second quarter and first half of 1998 compared to the comparable periods of 1997 reflects the repayment of $825,000 principal amount of notes in early April 1998. The $125,000 balance was extended for a period of two years at an interest rate of 9%. Interest income increased in the second quarter and first half of 1998 compared to the second quarter and first half of 1997 due to the investment of funds raised in the private placement completed in late 1997.

     Equity in net income (loss) of affiliate represents the proportionate share in the income or loss of Euro-Nocopi attributable to the Company's approximate 18% ownership share of Euro-Nocopi.

     The net loss for the three months ended June 30, 1998 was $175,900 compared to $266,600 in the three months ended June 30, 1997. The first half 1998 net loss was $350,700 compared to $388,400 in the first half of 1997. The decrease in the net loss for the second quarter of 1997 relates primarily to the non-recurring settlement with Euro-Nocopi recorded in the second quarter of 1997.

The positive effect of this settlement is offset in part by a lower gross profit resulting from lower revenues for the first half of 1998 compared to the first half of 1997.

Liquidity and Capital Resources

     The Company's cash and cash equivalents declined to $1,560,200 at June 30, 1998 from $2,714,600 at December 31, 1997. The cash was used primarily to fund operations over the six-month period including reimbursable expenditures on behalf of its European affiliate and, in early April 1998, repay $825,000 principal amount of its Series B 7% Subordinated Convertible Promissory Notes due March 31, 1998. The $125,000 remaining notes were extended to March 31, 2000. Under the extension arrangement, these notes bear interest at 9% and are convertible into 625,000 shares of the Company's common stock.

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

     The Company is aware of Year 2000 potential problems. As its internal information systems consist primarily of third party software systems, the Company intends to purchase and install available Year 2000 compliant upgrade versions by early 1999. The Company has, and will continue to communicate with vendors, financial institutions and others to assure their compliance to Year 2000 issues. The Company plans to devote the necessary resources to resolve Year 2000 issues in a timely manner and does not believe the costs will have a material adverse effect on its business, financial condition or results of operations. However, there can be no assurance that the systems of other companies on which the Company relies will be converted in a timely manner.

     The foregoing contains forward-looking information within the meaning of the Private Securities Litigation act of 1995. Such forward-looking statements involve certain risks and uncertainties including the particular factors described in this Management's Discussion and Analysis. In each case, actual results may differ materially from such forward-looking statements. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

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

                  Not Applicable


Item 3.  Defaults Upon Senior Securities

                  Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

               The Registrant's 1998 Annual Meeting of Shareholders was held on June 8, 1998. At such meeting, Registrant's shareholders elected five (5) persons nominated by management to serve as directors of Registrant, approved an Amendment to the Articles of Incorporation to increase the Registrant's authorized shares of Common Stock from 50,000,000 shares to 75,000,000 shares, and ratified the selection of BDO Seidman, LLP as Registrant's independent public accountants.

         The following table shows the votes cast for and against each person nominated to serve as a director, as well as all abstentions, authority withheld and broker non-votes:

                                         Votes Against or
Name of Nominee                              Authority                         Broker Non-Votes
                         Votes For           Withheld         Abstentions
Jack H. Halperin        25,243,012            65,716                 0                 0
Susan Cox               25,235,562            73,166                 0                 0
Neal J. Sroka           25,234,562            74,166                 0                 0
Richard A. Check        25,225,444            83,284                 0                 0
Dr. A. Gundjian         23,492,176         1,816,552                 0                 0

The voting on the proposal to approve an Amendment to the Articles of Incorporation to increase the Registrant's authorized shares of common stock from 50,000,000 shares to 75,000,000 shares was as follows: 23,702,256 For; 978,588 Against; 627,884 Abstentions; and 0 Broker Non-Votes.

The voting on the proposal to ratify the selection of BDO Seidman, LLP as Registrant's independent public accountants was as follows: 25,155,403 For; 67,565 Against; 85,760 Abstentions; and -0- Broker Non-Votes.

Item 5.  Other Information

                Not Applicable


Item 6.  Exhibits and Reports on Form 8-K


             (a).   Exhibit 27 - Financial Data Schedule

             (b). The Registrant filed the following Current Report on Form 8-K during the quarter ended June 30, 1998.

                    June 22, 1998 - Change in Control of Registrant.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NOCOPI TECHNOLOGIES, INC.

DATE:  August 13, 1998                 /s/ Richard A. Check
                                       --------------------
                                       Richard A. Check
                                       President & Chief Executive Officer

DATE:  August 13, 1998                 /s/ Rudolph A. Lutterschmidt
                                       ---------------------------
                                       Rudolph A. Lutterschmidt
                                       Vice President & Chief Financial Officer