Form 10QSB
period 1998-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 1998-11-13
CIK 888981

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _________________ to ______________

                         Commission file number 0-20333

                            NOCOPI TECHNOLOGIES, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

              MARYLAND                                 87-0406496
---------------------------------            ---------------------------------
   (State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

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
Yes X No
   ---  ---
     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1998: Common stock, par value $.01 per share 33,587,332 shares.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---  ---

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                                      INDEX
                                      -----


Part I. FINANCIAL INFORMATION                                         PAGE

     Item 1. Financial Statements

             Statements of Operations                                  1
             Three Months and Nine Months Ended September 30, 1998
             and September 30, 1997


             Balance Sheet                                             2
             September 30, 1998


             Statements of Cash Flows                                  3
             Nine Months Ended September 30, 1998
             and September 30, 1997.


             Notes to Financial Statements                            4 - 5



     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations         6 - 9



Part II.  OTHER INFORMATION                                           10


             Signatures                                               11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)


                                         Three Months ended                Nine Months ended
                                            September 30                     September 30
                                        1998            1997             1998           1997
                                    ------------    ------------    ------------    ------------
Revenues
 Licenses, royalties and fees       $    497,300    $    503,500    $  1,402,200    $  1,620,300
 Product and other sales                 116,400          60,500         553,700         844,200
                                    ------------    ------------    ------------    ------------
                                         613,700         564,000       1,955,900       2,464,500

Cost of sales
 Licenses, royalties and fees             83,300          96,400         284,000         498,300
 Product and other sales                 103,800          59,800         520,100         831,400
                                    ------------    ------------    ------------    ------------
                                         187,100         156,200         804,100       1,329,700
                                    ------------    ------------    ------------    ------------
  Gross profit                           426,600         407,800       1,151,800       1,134,800

Operating expenses
 Research and development                 97,200         125,500         312,000         367,900
 Sales and marketing                     201,200         171,800         610,000         499,800
 General and administrative              221,900         235,000         685,900         734,600
                                    ------------    ------------    ------------    ------------
                                         520,300         532,300       1,607,900       1,602,300
                                    ------------    ------------    ------------    ------------
  Loss from operations                   (93,700)       (124,500)       (456,100)       (467,500)

Other income (expenses)
 Amortization                                             (6,300)         (6,300)        (19,000)
 Interest income                          16,800           4,300          78,000          15,300
 Interest and bank charges                (4,100)        (18,000)        (26,300)        (53,200)
 Equity in net loss of affiliate                         (15,200)        (21,000)        (23,700)
                                    ------------    ------------    ------------    ------------
                                          12,700         (35,200)         24,400         (80,600)
                                    ------------    ------------    ------------    ------------
  Net loss                          ($    81,000)   ($   159,700)   ($   431,700)   ($   548,100)
                                    ============    ============    ============    ============

Loss per common share               ($       .00)   ($       .01)   ($       .01)   ($       .04)

Average common shares outstanding     33,587,332      14,080,654      33,587,332      14,080,654


See notes to financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)

                                                                   September 30
                                                                       1998
                                                                 ---------------
                                     Assets

Current assets
 Cash and cash equivalents                                          $  1,329,100
 Accounts receivable less allowance                                      260,300
 Inventory                                                                 2,700
 Prepaid and other                                                        27,400
                                                                    ------------
  Total current assets                                                 1,619,500

Fixed assets
 Leasehold improvements                                                   37,000
 Furniture, fixtures and equipment                                       431,700
                                                                    ------------
                                                                         468,700
 Less: accumulated depreciation                                          378,300
                                                                    ------------
                                                                          90,400

Other assets
 Investment in and advances to affiliate                                 303,600
 Patents, net of accumulated amortization                                510,100
 Other                                                                     8,000
                                                                    ------------
                                                                         821,700
                                                                    ------------
   Total assets                                                     $  2,531,600
                                                                    ============


                      Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable                                                   $    221,500
 Accrued expenses                                                        148,200
 Accrued commissions                                                     132,200
 Deferred revenue                                                        131,500
                                                                    ------------
  Total current liabilities                                              633,400

Long-term notes payable                                                  125,000

Stockholders' equity
 Common stock, $.01 par value
  Authorized - 75,000,000 shares
  Issued and outstanding
   33,587,332 shares                                                     335,900
 Paid-in capital                                                      10,403,700
 Currency translation adjustment                                         (11,000)
 Accumulated deficit                                                  (8,955,400)
                                                                    ------------
                                                                       1,773,200
                                                                    ------------
   Total liabilities and stockholders' equity                       $  2,531,600
                                                                    ============


 See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)


                                                Nine Months ended September 30
                                                      1998           1997
                                                  -----------    -----------
Operating Activities
 Net loss                                         ($  431,700)   ($  548,100)
 Adjustments to reconcile net loss to
  cash used in operating activities
  Depreciation                                         65,700         65,700
  Amortization                                         54,000         62,300
  Allowance for doubtful accounts                       5,400         17,300
  Equity in net loss of affiliate                      21,000         23,700
  Other                                                 7,500
                                                  -----------    -----------
                                                     (278,100)      (379,100)

Changes in assets and liabilities
 Accounts receivable                                  (98,300)        89,100
 Inventory                                              2,800          3,000
 Prepaid and other                                     21,800        (21,900)
 Accounts payable and accrued expenses               (108,600)       135,900
 Deferred revenue                                      62,900         56,200
                                                  -----------    -----------
                                                     (119,400)       262,300
                                                  -----------    -----------
  Cash used in operating activities                  (397,500)      (116,800)

Investing Activities
 Additions to fixed assets                            (42,300)       (11,100)
 Additions to patents                                 (18,100)       (71,000)
 Cash of Euro, beginning of year                                  (1,641,200)
 Advances (to) from affiliate, net                   (102,600)        18,600
                                                  -----------    -----------
  Cash used in investing activities                  (163,000)    (1,704,700)

Financing Activities
 Repayment of notes                                  (825,000)
                                                  -----------    -----------
  Cash used in financing activities                  (825,000)
                                                  -----------    -----------
  Decrease in cash and cash equivalents            (1,385,500)    (1,821,500)
Cash and cash equivalents - beginning of period     2,714,600      2,229,200
                                                  -----------    -----------
Cash and cash equivalents - end of period         $ 1,329,100    $   407,700
                                                  ===========    ===========


 See notes to financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

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

                   The Statements of Operations for the three and nine months ended September 30, 1997 and the Statement of Cash Flows for the nine months ended September 30, 1997 have been restated on a basis consistent with the Form 10-Q/A for the quarter ended March 31, 1997. The 10-Q/A amended the previously filed 10-Q which included the accounts of the Company and Euro-Nocopi S.A., the European affiliate of the Company on a consolidated basis. Events occurring during 1997, subsequent to the filing of the 10-Q for the quarter ended March 31, 1997, required the Company to cease consolidating effective January 1, 1997 and to apply the equity method.

Note 2.            Comprehensive Income

                   The Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in-capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

      Total comprehensive loss is as follows:


                                                     Three Months Ended
                                                        September 30
                                                1998                  1997
                                                ----                  -----
      Net loss                               ($ 81,000)            ($159,700)

      Currency translation adjustment           11,100                (6,200)
                                             ---------              --------

      Comprehensive loss                     ($ 69,900)            ($165,900)
                                              ========              ========

                                                     Nine Months Ended
                                                        September 30
                                                1998                  1997
                                                ----                  ----

      Net loss                               ($431,700)            ($548,100)

      Currency translation adjustment           12,900               (74,800)
                                              --------              --------

      Comprehensive loss                     ($418,800)            ($622,900)
                                               =======              ========

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

     Revenues for the third quarter of 1998 were $613,700 compared to $564,000 in the third quarter of 1997, an increase of 9%. Licenses, royalties and fees were $497,300 in the third quarter of 1998 compared to $503,500 in the third quarter of 1997. Product and other sales increased to $116,400 in the third quarter of 1998 from $60,500 in the third quarter of 1997 due to higher pressure-sensitive label sales in the quarter and sales of inkjet anti-diversion hardware and systems.

     For the first nine months of 1998, revenues were $1,955,900 compared to $2,464,500, a decrease of 21%. Licenses, royalties and fees declined by $218,100, or 13%, due in part to lower license fees and royalties from certain U.S. customers resulting principally from the re-negotiation in early 1997 of an exclusive license with 3M Corporation. The license was mutually terminated effective April 30, 1998. Product and other sales declined to $553,700 in the first nine months of 1998 from $844,200 in the first nine months of 1997. The decline of $290,500 resulted from lower sales of pressure-sensitive labels and inkjet equipment in the first nine months of 1998.

     Gross profit increased to $426,600, or 70% of revenues in 1998 from $407,800, or 72%, of revenues in the third quarter of 1997. The 5% increase in absolute dollars is attributable primarily to the 9% revenue increase.

     The gross profit for the first nine months of 1998 was $1,151,800, or 59% of revenues compared to $1,134,800, or 46% of revenues in the first nine months of 1997. The gross profit was negatively affected by the $218,100 decline in licenses, royalties and fees in the first nine months of 1998 compared to the first nine months of 1997. The gross profit decline was offset by a non-recurring settlement with Euro-Nocopi S.A., the Company's affiliate, which occurred during the first half of 1997. The settlement involved a dispute with Euro-Nocopi whereby, in the second quarter of 1997, the Company agreed to credit Euro-Nocopi $154,500 as its share of certain minimum royalties under a worldwide agreement with a manufacturer who distributed products incorporating the Company's technologies.

     Research and development expenses declined to $97,200 and $312,000 in the third quarter and first nine months of 1998, respectively, from $125,500 and $367,900 in the comparable periods of 1997. The declines relate primarily to a cost containment program, including staff reductions, implemented during 1997.

     Sales and marketing expenses increased to $201,200 in the third quarter of 1998 from $171,800 to the third quarter of 1997. For the first nine months of 1998, sales and marketing expenses were $610,000 compared to $499,800 in the first nine months of 1997. During 1997, the Company reduced its sales and marketing expenses through staff reductions and lower discretionary sales promotion expenses as the Company sought to conserve cash during a period of adverse liquidity. The increase in 1998 reflects the Company's commitment to develop markets for its technologies, including its inkjet computer printer technologies. These market development activities have required higher sales and marketing expenditures.

     General and administrative expenses declined to $221,900 in the third quarter of 1998 from $235,000 in the third quarter of 1997. For the first nine months, general and administrative expenses declined to $685,900 in 1998 from $734,600 in 1997. The decline for both periods results primarily from lower professional expenses.

     Other income (expenses) include interest on the Series B 7% Subordinated Convertible Promissory Notes issued in May 1993 and amortization of debt issue costs related to the notes. The reduction in interest expense in the third quarter and first nine months of 1998 compared to the comparable periods of 1997 reflects the repayment of $825,000 principal amount of notes in early April 1998. The $125,000 balance was extended for a period of two years to March 31, 2000 at an interest rate of 9%. Interest income increased in the third quarter and first nine months of 1998 compared to the third quarter and first nine months of 1997 due to the investment of funds raised in the private placement completed in late 1997.

      Equity in net loss of affiliate represents the proportionate share in the income of Euro-Nocopi attributable to the Company's approximate 18% ownership share of Euro-Nocopi.

     The net loss for the three months ended September 30, 1998 was $81,000 compared to $159,700 in the three months ended September 30, 1997. The nine month 1998 net loss was $431,700 compared to $548,100 in the first nine months of 1997. The decrease in the net loss for the third quarter of 1998 compared to the third quarter of 1997 is attributable to higher revenues as well as higher interest income and lower interest expense. For the first nine months of 1998, the positive effect of the first half 1997 settlement with Euro-Nocopi S.A. is offset in part by a lower gross profit resulting from lower revenues for the first nine months of 1998 compared to the same period of 1997.

Liquidity and Capital Resources

     The Company's cash and cash equivalents declined to $1,329,100 at September 30, 1998 from $2,714,600 at December 31, 1997. The cash was used primarily to fund operations over the nine-month period including reimbursable expenditures on behalf of its European affiliate and, in early April 1998, repay $825,000 principal amount of its Series B 7% Subordinated Convertible Promissory Notes due March 31, 1998. The $125,000 remaining notes were extended to March 31, 2000. Under the extension arrangement, these notes bear interest at 9% and are convertible into 625,000 shares of the Company's common stock.

     In the first quarter of 1998, the Company relocated its Corporate headquarters to a new location and relocated its research facilities to this location in August 1998. The Company has invested approximately $40,000 in leasehold improvements at this location in which it conducts all of its business operations.

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

Item 5. Other Information

          Not Applicable


Item 6. Exhibits and Reports on Form 8-K


          (a). Exhibit 27 - Financial Data Schedule

          (b). No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NOCOPI TECHNOLOGIES, INC.

DATE:  November 12, 1998            /s/ Richard A. Check
                                    ----------------------------------------
                                    Richard A. Check
                                    President & Chief Executive Officer

DATE:  November 12, 1998            /s/ Rudolph A. Lutterschmidt
                                    ----------------------------------------
                                    Rudolph A. Lutterschmidt
                                    Vice President & Chief Financial Officer