Form 10KSB
period 1998-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 1999-04-15
CIK 888981

Form 10-KSB
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
================================================================================


(Mark One)

--------------------------------------------------------------------------------
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended ___December 31, 1998_______________
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to _____________________

    Commission file number _______0-20333_____________________________________

____________________________Nocopi Technologies, Inc._________________________
                 (Name of small business issuer in its charter)

____________Maryland____________           ____________87-0406496______________
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


537 Apple Street, West Conshohocken, PA                        19428
-----------------------------------------------     ----------------------------
 (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number            (610) 834-9600
                          ---------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class         Name of each exchange on which registered

               None                             Not Applicable
--------------------------------      ------------------------------------------
--------------------------------      ------------------------------------------

Securities registered under section 12(g) of the Exchange Act:

      Common Stock $.01 par value
--------------------------------------------------------------------------------
                                           (Title of class)
--------------------------------------------------------------------------------
                                           (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  |X|       No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Form 10-KSB
--------------------------------------------------------------------------------

     State issuer's revenues for its most recent fiscal year.   $2,423,900
                                                              ----------------
     State the aggregate market value of the voting and non-voting common equity
held by non-affiliates of the issuer.    $5,000,000 at March 26, 1999.
                                      --------------------------------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 33,587,332 shares of Common Stock, $.01 par value at March 26, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      None

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

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

Anti-Counterfeiting and Anti-Diversion Technologies and Products

Recent developments in copying and printing technologies have made it ever easier to counterfeit a wide variety of documents. Lottery tickets, gift certificates, event and transportation tickets, travelers' checks and the like are all susceptible to counterfeiting, and Registrant believes that losses from such counterfeiting have increased substantially with improvements in technology. Counterfeiting has long caused losses to manufacturers of brand name products, and Registrant believes these losses have also increased as the counterfeiting of labeling and packaging has become easier.

Registrant's document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document which can be activated or revealed by use of a special highlighter pen when authentication is required. This is sold under the trade mark COPIMARK(TM). Other variations of the COPIMARK(TM) technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi's RUB & REVEAL(R) system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. The Rub & Reveal(R) technology was enhanced during 1995 permitting its use in documents produced on laser printers, thus affording expanded market opportunities for this technology. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets). During 1993, Registrant developed its invisible inkjet technology which permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. During 1994, Registrant developed a new technology to address the widespread problem of counterfeiting in the apparel industry consisting of a reactive thread which can be woven into a label which is then sewn into a garment. The woven label can be activated in the same manner as a reactive paper label to reveal the authenticity of the garment. During 1995, Registrant developed a new covert authenticating technology which allows a manufacturer of compact discs to identify CD's produced by that manufacturer. Registrant believes that this technology can provide CD manufacturers and publishers a tool with which to combat the significant losses sustained as a result of illegal pirating and counterfeiting of data, music and video discs. Registrant has not developed substantial revenues from the woven label or CD technologies.


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

During 1993, Registrant developed a technology for providing secure faxes. Using this technology, a message printed by a receiving telecopier cannot be read until the paper has been activated by the recipient. This technology initially was available for use only in thermal facsimile machines, limiting its marketability. During 1996, Registrant developed a new technology to allow plain paper ink jet facsimile machines to receive confidential faxes. This new technology is called INFOBLOC(TM). Applications utilizing this technology enable an ink jet printer to produce documents in which, at the discretion of the author, a portion or all of the document can be rendered confidential until activation. During 1997 and 1998, Registrant engaged in market studies of the potential for these technologies, one of which was intended to be marketed under the name SECRETPRINT(TM). These market studies included the investigation of potential relationships with manufacturers of inkjet computer printers as well as authors and publishers of computer software for applications which might benefit from the use of these technologies. Registrant has obtained no commitment for the use or sale of products incorporating these technologies, and there can be no assurance that sales will be realized.

The following table illustrates the approximate percentage of Registrant's revenues accounted for by each type of its products for each of the two last fiscal years:


                                                                  Year Ended December 31,
                                                                  -----------------------
Product Type                                                       1998            1997
------------                                                       ----            ----
Anti-Counterfeiting & Anti-Diversion Technologies and Products      97%             97%
Document Security Products                                           3%              3%



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

Euro-Nocopi, S.A.

In 1994, the Registrant formed a European company, Euro-Nocopi, S.A., to market the Company's technologies in Europe under an exclusive license agreement. Euro-Nocopi, S. A., headquartered in Paris, has sales representatives in France, England and Germany. Euro-Nocopi sells the full range of Nocopi products and technologies in the European market, both to European-based companies and to subsidiaries of U.S.-based corporations. The Registrant receives a minimum licensing fee and, when certain annual revenue levels are attained by Euro-Nocopi, an additional royalty stream from revenues generated in Europe. The Registrant owns approximately an 18% interest in Euro-Nocopi and holds warrants permitting it to increase its interest to 55%. As part of a settlement agreement resulting from a dispute between Euro-Nocopi, S. A. and the Registrant in the second quarter of 1997, the Registrant agreed to modify its warrant by extending its term through December 2001 but making it exercisable beginning the earlier of 1) January 1, 2001; 2) in the event of a sale of all or part of Euro-Nocopi; or 3) in the event of a public listing of Euro-Nocopi's shares on a stock market. Prior to the modification, the warrants were exercisable at any time.

Beginning in August 1999, the Euro-Nocopi stock sold to investors may be converted into approximately one million shares of the Registrant's common stock in the event that no public offering of Euro-Nocopi has been made by that date. If no public offering of Euro-Nocopi has been made by January 2001, Registrant may acquire, at the same conversion rate available to Euro-Nocopi investors, any Euro-Nocopi shares not previously converted. This call right expires
December 31, 2001.

Major Customers

During 1998, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 1998 total revenues from two customers, Paxar Corporation and 3M Corporation, which accounted for approximately 24% and 20%, respectively, of 1998 revenues. The license agreement with 3M Corporation was mutually terminated in April 1998.

Outside Sales Agents

The Company has engaged outside sales agents who are paid commissions on sales to various customers of the Company and also receive payment for certain expenses. During 1998 the total payments to outside sales agents was approximately $170,000 as compared to such payments of approximately $200,000 in 1997.

Manufacturing

Nocopi does not have substantial manufacturing facilities. Registrant presently subcontracts the manufacture of its applications to third party manufacturers and expects to continue such subcontracting. Applications of Registrant's technology are effected mainly through printing and coating. The inks are custom manufactured by the Company. Because some of the processes that Nocopi uses in its applications are based on relatively common manufacturing technologies, there appears to be no technical or economic reason for Registrant to invest capital in its own manufacturing facilities. Registrant has a $75,000 investment in equipment which is capable of supplying commercial quantities of its security ink.

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

Patents

Nocopi has received various patents and has patents pending in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. Patent applications for Registrant's technology (including improvements in the technology) have been filed in numerous other jurisdictions where commercial usage is foreseen, including other countries in Europe, Japan, Australia, and New Zealand, and the rights under such applications have been assigned to Registrant. Registrant's patent counsel, which conducted the appropriate searches in Canada and the United States, has reviewed the results of searches conducted in Europe and advised management that effective patent protection for Registrant's technology should be obtainable in all countries in which the patent applications have been filed. There can be no assurance, however, that such protection will be obtained.

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

During the years ended December 31, 1998, and 1997, Nocopi expended approximately $376,400 and $480,500, respectively, on research and development activities (excluding capital expenditures related to research and development activities).

Competition

In the area of document and product authentication and serialization, Registrant is aware of other technologies, both covert and overt surface marking techniques, requiring decoding implements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes the Registrant markets its covert technologies. These include, among others, biological DNA codes, microtaggants, thermochronic, UV and infrared inks as well as encryption, 2D symbology and laser engraving. Registrant believes its patented and proprietary technologies provide a unique and cost-effective solution to the problem of counterfeiting and grey marketing. Registrant is not aware of any competitors that market paper which functions in the same way as Nocopi security papers, although management is aware of a limited number of competitors which are attempting different approaches to the same problems which Registrant's products address. Registrant is aware of a Japanese company that has developed a film overlay which is advertised as providing protection from photocopying. Registrant has examined the film overlay and believes that it has a limited number of applications. Nocopi security paper is also considerably less expensive than the film overlay.

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

Employees

At March 31, 1999, Registrant had 9 full-time employees, including management. Registrant maintains key-person life insurance of at least $1 million on each of the following executives and consultants: Richard A. Check, Norman A. Gardner and Dr. Arshavir Gundjian.

Financial Information about Foreign and Domestic Operations

Certain information concerning Registrant's foreign and domestic operations is contained in Note 8 to Registrant's Financial Statements included elsewhere in this Annual Report on Form 10-KSB, and is incorporated herein by reference.

ITEM 2. PROPERTIES

Registrant's corporate headquarters and research facilities are located at 537 Apple Street, West Conshohocken, Pennsylvania 19428. Its telephone number at that location is (610) 834-9600. These premises consist of approximately 14,800 square feet of space leased from an unaffiliated third party under a lease expiring in February 2003. Current monthly rental under this lease is $8,000 subject to further annual increases on the anniversary date of the lease in each of the next four years. Registrant is also responsible for the operating costs of the building.

Registrant's former corporate headquarters, located at 230 Sugartown Road, Wayne, Pennsylvania 19087, has been sub-let for the duration of the lease term at a monthly rental approximating the Registrant's rental obligation. These premises consist of approximately 2,800 square feet of space leased from an unaffiliated third party under a lease expiring in July 2001. Current monthly rental under this lease is $5,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1998, no matters were submitted to a vote of Registrant's security holders.

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

                                               High Bid        Low Bid
                                               --------        -------

      January 1, 1997 to March 31, 1997         $1.19           $.59
      April 1, 1997 to June 30, 1997             $.69           $.38
      July 1, 1997 to September 30, 1997         $.41           $.25
      October 1, 1997 to December 31, 1997       $.47           $.13

      January 1, 1998 to March 31, 1998          $.25           $.16
      April 1, 1998 to June 30, 1998             $.44           $.17
      July 1, 1998 to September 30, 1998         $.21           $.08
      October 1, 1998 to December 31, 1998       $.16           $.07

      January 1, 1999 to March 26, 1999          $.16           $.08

As of March 26, 1999, 33,587,332 shares of Registrant's Common Stock were outstanding. The number of holders of record of Registrant's Common Stock was approximately 1,100. However, Registrant estimates that it has a significantly greater number of Common Stockholders because a number of shares of Registrant's Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 33,587,332 shares of Common Stock which are outstanding, Registrant, at March 26, 1999, has reserved for issuance 15,033,983 shares of its Common Stock which underlie outstanding options (including the two million share 1999 Stock Option Plan approved by the Board of Directors in February 1999) and warrants to purchase Common Stock of the Registrant and securities issued by Euro-Nocopi, S.A., which may be converted into Registrant's common stock.

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

Revenues for 1998 were $2,423,900, a decline of 20% from $3,046,000 in 1997.
Licenses, royalties and fees declined by 14% to $1,796,600 in 1998 from $2,085,300 in 1997. The $288,700 decline is due in part to lower license fees and royalties from certain U.S. customers resulting primarily from the re-negotiation in early 1997 of an exclusive license with 3M Corporation. The license was mutually terminated effective April 30, 1998. Fees of $90,000 were derived from 3M Corporation in 1998 compared to $210,000 in 1997. Product and other sales were $627,300 in 1998 compared to $960,700 in 1997, a decline of $333,400 or 35%. The decline results from lower sales of pressure-sensitive labels and inkjet equipment in 1998 compared to 1997.

Gross profit declined to $1,479,000 or 61% of revenues in 1998 from $1,504,500, or 49% of revenues in 1997. The gross profit, expressed in absolute dollars, was negatively affected by the $288,700 decline in licenses, royalties and fees. Partially offsetting the decline was a non-recurring charge in 1997 related to the settlement with Euro-Nocopi during the first half of 1997. The settlement involved a dispute with Euro-Nocopi whereby, in the second quarter of 1997, the Company agreed to credit Euro-Nocopi $154,500 as its share of certain minimum royalties under a worldwide agreement with a manufacturer who distributed products incorporating the Company's technologies.

Research and development expenses declined to $376,400 in 1998 from $480,500 in 1997. The decline relates primarily to a cost containment program, including staff reductions, implemented during 1997, the full impact of which was experienced in 1998.

Sales and marketing expenses increased to $790,800 in 1998 from $662,900 in 1997. During 1997, the Company reduced its sales and marketing expenses through staff reductions and lower discretionary sales promotion expenses as the Company sought to conserve cash during a period of adverse liquidity. The increase in 1998 reflects the Company's commitment to develop new markets for its technologies.

General and administrative expenses declined to $733,600 in 1998 from $903,600 in 1997 due primarily to lower professional fees incurred in 1998.

Other income (expenses) include interest on the Series B 7% Subordinated Convertible Promissory Notes issued in May 1993 and amortization of debt issue costs related to the notes. The reduction in interest expense in 1998 compared to 1997 reflects the repayment of $825,000 principal amount of notes in 1998. The $125,000 balance was extended for a period of two years to March 31, 2000 at an interest rate of 9% and are convertible into 625,000 shares of the Company's common stock. Interest income increased in 1998 compared 1997 due to the investment of funds raised in the private placement completed in late 1997.

Equity in net loss of affiliate represents the proportionate share in the net loss of Euro-Nocopi attributable to the Company's approximate 18% ownership share of Euro-Nocopi.

The net loss for 1998 was $548,800 compared to $847,000 in 1997, a reduction of $298,200 or 35%, for the reasons explained above.

Liquidity and Capital Resources

The Company's cash and cash equivalents declined to $1,372,900 at December 31, 1998 from $2,714,600 at December 31, 1997. The cash was used primarily to fund operations throughout the year and repay $825,000 principal amount of its Series B 7% Subordinated Convertible Promissory Notes due March 31, 1998.

In the first quarter of 1998, the Company relocated its Corporate headquarters to a new location and relocated its research facilities to this location in August 1998. The Company has invested approximately $40,000 in leasehold improvements at this location in which it conducts all of its business operations.

The Company does not currently plan any significant capital investment over the next twelve months.

The Company believes that it has sufficient working capital to support its operations and debt service requirements over the next twelve months.

The Company is aware of Year 2000 potential problems. These potential problems exist because many computer software applications use two digits to designate a year. Any computer hardware and programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The inability to properly process dates beyond 1999 may cause computer systems to process information incorrectly or not at all. As its internal information systems consist primarily of third party software systems, the Company intends to purchase and install available Year 2000 compliant upgrade versions by mid-1999. The Company has determined that the vendor's upgrade software is available and is Year 2000 compliant. The Company estimates the costs to purchase and install the upgrades at less than $10,000. The Company continues to communicate with vendors, financial institutions and others to assure their compliance to Year 2000 issues. However, there can be no assurance that the systems of other companies on which the Company relies will be converted in a timely manner.

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

Recently Issued Accounting Standard

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for periods ending after June 15, 1999, establishes standards for disclosing information about derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Because the Company does not engage in derivative instruments and hedging activities, adoption of this statement is not expected to impact financial statements or disclosures of the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of Registrant meeting the requirements of Regulation S-B (except section 228.310 and Article 11 of Regulation S-X thereof) are included herein beginning at page F-1 of this Annual Report on Form 10-KSB.

For information required with respect to this Item 7, see "Financial Statements and Schedules on pages F-1 through F-12 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In October 1997, Registrant appointed BDO Seidman, LLP as the Registrant's independent public accountant to audit the Registrant's financial statements replacing Coopers & Lybrand L.L.P. who resigned in August 1997. These events are more fully described in 8-K filings dated August 25, 1997 and October 27, 1997 which are incorporated herein by reference.


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With section 16(a) of the Exchange Act.

The directors and officers of the Company, their ages, present positions with the Company, and a summary of their business experience are set forth below.

Susan A. Cox, 45, a director, has been, since May 1994, a director of American Equities Overseas (UK) Ltd., London, a wholly owned subsidiary of American Equities Overseas Inc., a private securities brokerage and corporate finance firm, after having served as a consultant to the UK company from March 1981. Previously Ms. Cox was employed by EF Hutton and Oppenheimer & Co. Ms.
Cox is also a director of Euro-Nocopi, S.A.

Dr. Arshavir Gundjian, 63, was Senior Vice President, Technology & Technical Sales Worldwide from 1995 until January 1, 1999 and a director (since 1991) of the Company. Dr. Gundjian held a teaching and research position in the specialized areas of electronic semi-conductors and laser optics at McGill University in Montreal, Quebec since 1965, and has published more than 25 papers in these areas. He was Chairman of Graduate Studies of the McGill University Department of Electrical Engineering until 1989. Dr. Gundjian is also Chairman of the International Electro-Technical Commission Canadian Subcommittee on laser equipment. He is a member of the Optical Society of America and the New York Academy of Sciences. Dr. Gundjian now serves as a consultant to the Company.

Jack H. Halperin, 52, Interim Chairman of the Board of Directors, has been engaged in the practice of Corporate and Securities Law for 26 years. He holds an A.B. degree (summa cum laude) from Columbia College and a J.D. degree from New York University School of Law where he was Note-and-Comment Editor of the Law Review. Mr. Halperin is also a director of AccuMed International, Inc., I-Flow Corporation and Memry Corporation.

Neal Sroka, 46, a director, was President of Sroka Associates, Inc. an investigative consulting firm, from 1991 to 1997. From 1997 to the present, he has been Chairman and Chief Executive Officer of Management Services International.

Rudolph A. Lutterschmidt, 52, Vice President and Chief Financial Officer (since
1994) of the Company, has been employed by the Company for more than five years. He is a member of the Financial Executives Institute, the Institute of Management Accountants and is a Certified Management Accountant.

As reported on a Form 8-K filed on June 22, 1998, due to their relationship with the European investors and American Equities Overseas Inc., the placement agent in the 1997 private placement, Ms. Cox and Messrs. Halperin and Sroka may be deemed to be in control of the Registrant to the extent that they agree on a particular matter or matters affecting the Registrant.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for 1998, 1997 and 1996 earned by or paid to Richard A. Check, the Company's Chief Executive Officer, and the only other executives whose total annual salary and bonus for 1998 exceeded $100,000 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE
                                                                     Long-Term Compensation
                                                            ------------------------------------------
                                                                                           Payouts
                                                                                         -------------
                                 Annual Compensation                    Awards
                            ------------------------------  ----------------------------     All
                                                 Other      Restricted  Options   LTIP      Other
                            Salary    Bonus     Annual        Stock      SARs    Payout  Compensation
Name and Position    Year     ($)      ($)    Compensation   Awards      (#)      ($)        ($)
-------------------  ------ --------  ------  ------------  ----------  -------  ------- --------------
Richard A. Check(2)  1998   149,599            10,800(1)
                     1997    60,211             1,800(1)                200,000

Norman A. Gardner(3) 1998   173,983            10,800(1)                325,000
                     1997   168,448             8,930(1)                200,000
                     1996   195,000            13,458(1)

Dr. Arshavir         1998   128,931            10,000(1)
Gundjian             1997   142,341            14,333(4)
  Sr. VP             1996   165,000            21,500(4)                 20,000
  Technology &
  Technical Sales
  Worldwide
-------------------

(1)  Reimbursement of automobile expense.
(2) Mr. Check resigned as President and Chief Executive Officer and a director on February 24, 1999.
(3) Mr. Gardner resigned as President & Chief Executive Officer effective October 24, 1997 and resigned as a director effective March 27, 1998.
(4) Reimbursement of automobile expenses and expense allowances related to extended foreign travel.

The following table furnishes information concerning stock options granted during 1998.

                                OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                        Individual Grants
                    ---------------------------
                                   % of Total                         Potential Realizable Value
                    Securities      Options/                         At Assumed Annual Rates of
                    Underlying        SARs                             Stock Price Appreciation
                     Options/        Granted      Exercise               For Option Term(1)
                       SARs          To All        Of Base      -----------------------------------
                     Granted       Employees In     Price       Expiration
       Name            (#)          Fiscal Year     ($/SH)        date        5%($)         10% ($)
       ----         -----------    ------------   ----------    ----------    ------    -----------
Norman A. Gardner    125,000          31.3          0.30         3/2006       17,900      42,900

Norman A. Gardner    200,000          50.0          0.45         3/2006       42,900     103,000

-------------------

(1) As required by the rules of the Securities and Exchange Commission, the dollar amounts reflected in these columns represent the hypothetical gain that would exist for the options based on assumed 5% and 10% annual compounded rates of stock price appreciation over the full option term. These assumed rates would result in a Common Stock price on March 26, 2006, the date the options first listed above expire, of $.44 and $.64 respectively. If these price appreciation assumptions are applied to all of the Company's outstanding Common Stock on the grant date, such Common stock would appreciate in the aggregate by approximately $5 million and $11 million, respectively, over the same term. These prescribed rates are not intended to forecast possible future appreciation, if any, of the Common Stock.

The following table sets forth the aggregate number of shares of Common stock subject to options held by the Named Executives at December 31, 1998.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

                                                                  Number of             Value of
                                                                  Securities          Unexercised
                                                                  Underlying            In-the-
                                                                 Unexercised             Money
                                                                  Options at           Options at
                                                                 Fiscal Year          Fiscal Year
                                     Shares                          End                  End
                                   Acquired on                 -----------------     ---------------
                                    Exercise       Value          Exercisable/         Exercisable/
              Name                      (#)       Realized       Unexercisable        Unexercisable
              ----                 -----------    --------     -----------------     ---------------
Richard A. Check.................................                100,000/100,000            -/-

Norman A. Gardner..............................                     -/325,000               -/-

Arshavir Gundjian.................................                   53,250/-               -/-

Employment Contracts

In October 1997 the Company entered into an Employment Agreement with Richard A. Check pursuant to which he served as President and Chief Executive Officer of the company. The Agreement had a three-year term and provided for base compensation at the rate of $180,000 per annum. Mr. Check's agreement also provided for a bonus equal to 10% of the excess, if any, or the Company's net income before taxes for any year over $250,000. By agreement in 1998, Mr. Check was paid at the rate of $150,000 per annum because of the Company's cash constraints. Mr. Check resigned as President, Chief Executive Officer and a director on February 24, 1999. Mr. Check will remain as a consultant to the Company through December 31, 1999 and will be paid at the rate of $150,000 per annum during the consultancy period.

Norman A. Gardner entered into an Employment Agreement dated October 24, 1997, initially having a three-year term. The Agreement was amended effective March 27, 1998. The Agreement, as amended, provides for Mr. Gardner to serve as Senior Advisor to the Company with a salary at the rate of $180,000 per annum. Mr. Gardner's agreement also provides for a bonus equal to 10% of the excess, if any, of the Company's net income before taxes for any year over $250,000. The bonus may not exceed $125,000 for any year. The term of the Agreement, as amended, expires on October 31, 2002. Mr. Gardner also received stock options to purchase 125,000 and 200,000 shares at exercise price of $0.30 and $0.45 per share, respectively..

The Agreement is terminable for cause consisting of (i) breach by Mr. Gardner of his obligations under the Agreement or (ii) that Mr. Gardner has committed an act of dishonesty, moral turpitude or theft.

The Company employed Dr. Arshavir Gundjian through December 31, 1998 under an agreement that provided for a base salary of $165,000 per annum. By agreement in 1998, Dr. Gundjian was paid at the rate of $130,000 per annum due to the Company's cash constraints. Under the terms of the agreement, the Company elected not to renew Dr. Gundjian's employment beyond December 31, 1998, and thereby exercised its option to retain Dr. Gundjian as a consultant to the Company for a period of four years under which he will be compensated at the rate of $82,500 per annum for two years and $62,500 per annum for the final two years of the agreement. The agreement provides for a cash bonus of up to $82,500 in each of the first two years of the consulting period if certain financial goals of the Company are met. In addition, the Company has agreed to pay Dr. Gundjian's lodging and automobile expenses in Pennsylvania, as well as the cost of travel between the Company's headquarters in West Conshohocken, Pennsylvania and Dr. Gundjian's home in Montreal, Quebec.

Dr. Gundjian has recently been diagnosed with a serious illness. It is likely that the illness and the associated treatment will make him unable to perform services for the Company for a period of three months. The Company cannot predict any further impact that such illness will have on Dr. Gundjian's ability to render services to the Company.

The agreement may be terminated by the Company for legal cause, or upon Dr. Gundjian's death or disability. In the event that Dr. Gundjian's employment is terminated without cause as a result of his disability or death, Dr. Gundjian (or his estate) is entitled to receive the balance of the base salary payable to him through the remaining term of the agreement. The agreement confirms the Company's ownership of all intellectual property developed during Dr. Gundjian's employment, and contains his undertaking not to compete with the Company for a period of three years from the termination of his employment.

Director Compensation

Directors have not been paid any fees for their services as such during the year ended December 31, 1998. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at Board of Directors' meetings.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 26, 1999, The stock ownership of each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock.

                                                                                 Common Stock
                                                                           -------------------------
                                                                             Number
                                                                           Of Shares
                                                                           Beneficially   Percentage
Name and Address of Beneficial Owners                                        Owned        Of Class
----------------------------------------------------------------------     -----------    ----------

Daniel Benasutti, 2002 Kerwood Drive, Broomall, PA  19008.............      537,000          1.6
Ross L Campbell, 675 Lewis Lane, Ambler, PA  19002....................      959,150          2.9
Joseph Falcone, Wyntrelea Drive, Bryn Mawr, PA........................      130,000           *
Michael A. Feinstein, M.D., P.C., 801 Spruce Street, 3rd Floor,             518,500          1.5
Philadelphia, PA  19107
Stanley Knowlton, 12 Egypt Close, East Hampton, NY  11937.............      559,000          1.7
Michael Voticky, 610 Brazos, #300, Austin, TX  78721..................        1,000            *
                                                                           -----------    ----------
                                                                           2,704,650         8.1

According to a joint filing on Schedule 13D dated February 20, 1999, the above-named individuals possess voting and disposative power with respect thereto.

The following table sets forth, as of March 26, 1999, the stock ownership of each director and Named Executive (as set forth under the heading `Executive Compensation") individually, and of all directors and executive officers of the Company as a group.

                                                                                 Common Stock
                                                                          ---------------------------
                                                                            Number
                                                                          Of Shares         Percentage
                                                                          Beneficially         of
Name of Beneficial Owner                                                   Owned           Class (1)
------------------------                                                   -----           ---------
Susan A. Cox(2)......................................................          0               *
Dr. Arshavir Gundjian(3).............................................       135,750            *
Jack H. Halperin.....................................................          0               *
Neal Sroka...........................................................          0               *
Richard A. Check(4)..................................................       150,000            *
Norman A. Gardner(5).................................................       880,000          2.61
All Executive Officers and Directors as a Group (5 individuals)......       163,600(6)         *
---------------
* Less than 1.0%.


(1) Where the Number of Shares Beneficially Owned (reported in the preceding column) includes shares which may be purchased upon the exercise of outstanding stock options which are or within 60 days will become exercisable ("presently exercisable options") the percentage of class reported in this column has been calculated assuming the exercise of such presently exercisable options.

(2) Does not include 780,267 Warrants to purchase a like number of shares of common stock owned by American Equities Overseas, Inc.

(3)  Includes presently exercisable stock options to purchase 53,250 shares.

(4) Mr. Check resigned as President, Chief Executive Officer and as a director effective February 24, 1999. Includes presently exercisable options to purchase a total of 100,000 shares.

(5) Includes presently exercisable options to purchase a total of 150,000 shares.

(6) Includes presently exercisable options to purchase a total of 80,500 shares.

Except as stated herein, there are no arrangements known to the Company which may result in a change in control of the Company and each stockholder has sole voting and investment power with respect to the Company's common shares included in the above table.

Item 12. Certain Relationships and Related Transactions

Joel A. Pinsky, Secretary, General Counsel and a director of the Company until March 27, 1998, is a partner in the Montreal law firm of Gross Pinsky, which rendered legal services to the Company during the fiscal year ended December 31, 1998. Fees for 1998 services were $61,000. Mr. Pinsky resigned as Secretary and General Counsel on February 24, 1999.

William F. Drake, a director of the Company until March 27, 1998, is of counsel to the law firm of Montgomery, McCracken, Walker & Rhoads, Philadelphia, Pennsylvania. Such law firm furnished legal services to the Company during the fiscal year ended December 31, 1998. Fees for 1998 services were less than $60,000.

Jack H. Halperin, Interim Chairman of the Board of Directors and Securities Counsel, furnished legal services to the Company during the fiscal year ended December 31, 1998. Fees for 1998 services were less than $60,000.

Susan A. Cox, a director, is employed by American Equities Overseas (UK) Ltd., a wholly owned subsidiary of American Equities Overseas, Inc., an investment banking firm. American Equities provided financial public relations services to the Company during fiscal year ended December 31, 1998. Fees for 1998 services were less than $60,000.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Financial Statements are filed as part of this Annual Report on Form 10-KSB

                                                                   PAGE
                                                                   ----
Report of Independent Certified Public
Accountants                                                         F-1

Balance Sheet as of December 31, 1998                               F-2

Statements of Operations for the Years Ended
December 31, 1998 and 1997                                          F-3

Statements of Stockholders' Equity for the
Years Ended December 31, 1998 and 1997                              F-4

Statements of Cash Flows for the Years Ended
December 31, 1998 and 1997                                          F-5

Notes to Financial Statements                               F-6 to F-12



(b) The Exhibit Index begins on Page 14 of this Annual Report on Form 10-KSB.

(c) Registrant has not filed any reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NOCOPI TECHNOLOGIES, INC.
                                   Registrant

Dated: April 14, 1998           By: /s/ Jack H. Halperin
                                   ------------------------
                                        Jack H. Halperin
                                        Interim Chairman of the Board

Dated: April 14, 1998           By: /s/ Rudolph A. Lutterschmidt
                                     --------------------------------
                                        Rudolph A. Lutterschmidt,
                                        Vice President, Chief Financial Officer
                                        and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 14, 1998             /s/ Susan Cox
                                 -------------------------------
                                 Susan Cox, Director

Date: April 14, 1998             /s/ Dr. Arshavir Gundjian
                                 -------------------------------
                                 Dr. Arshavir Gundjian, Director

Date: April 14, 1998             /s/ Jack H. Halperin
                                 -------------------------------
                                 Jack H. Halperin, Interim Chairman of the Board

Date: April 14, 1998             /s/ Neal Sroka
                                 -------------------------------
                                 Neal Sroka, Director

The following Exhibits are filed as part of this Annual Report on Form 10-K:



       Exhibit
       Number                            Description
       ------                            -----------

          3.1  Articles of Incorporation(1)

          3.2  Bylaws(1)

          3.3  Articles of Amendment to Articles of Incorporation(4)

          3.4  Article of Amendment to Articles of Incorporation

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

         10.4  License Agreement between Registrant and Euro-Nocopi S.A.(3)

         10.5  Service Agreement between Registrant and Euro-Nocopi S.A.(3)

         10.6  Memorandum of Agreement between Registrant and Euro-Nocopi S.A.(3)

         10.7  Nocopi Technologies, Inc. 1996 Stock Option Plan(4)

         10.8  Settlement Agreement between Registrant and Euro-Nocopi S.A.(6)

         10.9  Employment Agreement between Registrant and Richard A. Check(6)

         10.10 Employment Agreement between Registrant and Norman A. Gardner(6)

         10.11 Employment Agreement between Registrant and Dr. A. Gundjian(6)

         10.12 Form of Common Stock Purchase Warrant(6)

         10.13 Lease Agreement dated February 17, 1998 relating to premises at
               537 Apple Street, West Conshohocken, PA 19428(6)

         10.14 Nocopi Technologies, Inc. 1999 Stock Option Plan

         10.15 Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan

         10.16 Amendment to Employment Agreement between Registrant and Norman A. Gardner.

         10.17 Severance Agreement between Registrant and Richard A. Check

         10.18 Form of Series B Promissory Note due March 31, 2000

          16.1 Letter dated August 25, 1997 from Coopers & Lybrand L.L.P. re: Change in Certifying Accountant(5)

          23.1 Consent of BDO Seidman, LLP

          27.0 Financial Data Schedule

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

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1994

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996

(5) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 25, 1997

(6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Nocopi Technologies, Inc.
W. Conshohocken, Pennsylvania

We have audited the accompanying balance sheet of Nocopi Technologies, Inc. as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                                BDO SEIDMAN, LLP
Philadelphia, Pennsylvania
March 5, 1999

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                                                    December 31
                                                                       1998
                                                                    -----------
                                     Assets

Current assets
 Cash and cash equivalents                                          $1,372,900
 Accounts receivable less $55,500 allowance
   for doubtful accounts                                               130,800
 Prepaid and other                                                      52,400
                                                                    -----------
  Total current assets                                               1,556,100

Fixed assets
 Leasehold improvements                                                 39,100
 Furniture, fixtures and equipment                                     439,400
                                                                    -----------
                                                                       478,500
 Less: accumulated depreciation                                        373,800
                                                                    -----------
                                                                       104,700

Other assets
 Investment in and advances to unconsolidated                          206,000
   affiliate
 Patents, net of $321,300 accumulated amortization                     518,900
 Other                                                                   7,100
                                                                    -----------
                                                                        732,000
                                                                    -----------
                                                                     $2,392,800
                                                                    ===========

                      Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable                                                     $219,900
 Accrued expenses                                                      142,600
 Accrued commissions                                                   126,300
 Deferred revenue                                                      122,300
                                                                    -----------
  Total current liabilities                                            611,100

Long-term notes payable                                                125,000

Commitments and contingencies

Stockholders' equity
 Series A preferred stock $1.00 par value
  Authorized - 300,000 shares
   Issued and outstanding - none
Common stock, $.01 par value
  Authorized - 75,000,000 shares
   Issued and outstanding - 33,587,332 shares                          335,900
 Paid-in capital                                                    10,406,200
 Accumulated other comprehensive loss                                   (12,900)
 Accumulated deficit                                                 (9,072,500)
                                                                    -----------
                                                                     1,656,700
                                                                    -----------
                                                                    $2,392,800
                                                                    ===========
See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Operations

                                                                  Years ended December 31
                                                               1998                    1997
                                                            ----------               ----------

 Revenues
  Licenses, royalties and fees                              $1,796,600               $2,085,300
  Product and other sales                                      627,300                  960,700
                                                            ----------               ----------
                                                             2,423,900                3,046,000

 Cost of sales
  Licenses, royalties and fees                                 358,700                  582,900
  Product and other sales                                      586,200                  958,600
                                                            ----------               ----------
                                                               944,900                1,541,500
                                                            ----------               ----------
   Gross profit                                              1,479,000                1,504,500

 Operating expenses
  Research and development                                     376,400                  480,500
  Sales and marketing                                          790,800                  662,900
  General and administrative                                   733,600                  903,600
  Related party expenses                                       156,600                  197,100
                                                            ----------               ----------
                                                             2,057,400                2,244,100
                                                            ----------               ----------
   Loss from operations                                       (578,400)                (739,600)

 Other income (expenses)
  Amortization of debt issuance costs                           (6,300)                 (25,300)
  Interest income                                               93,600                   27,800
  Interest and bank charges                                    (30,600)                 (71,000)
  Equity in loss of unconsolidated affiliate                   (27,100)                 (38,900)
                                                            ----------               ----------
                                                                29,600                 (107,400)
                                                            ----------               ----------
   Net loss                                                  ($548,800)               ($847,000)
                                                            ==========               ==========

 Basic and diluted loss
  per common share                                               ($.02)                   ($.05)

 Weighted average common shares outstanding                 33,587,332               17,192,323



 See notes to financial statements.

                            Nocopi Technologies, Inc.
                       Statements of Stockholders' Equity

                                                                                                      Accumulated
                                                                                                         Other
                                                Common stock              Paid-in       Accumulated   Comprehensive  Comprehensive
                                           Shares          Amount         Capital         Deficit     Income (Loss)      Loss
                                           ------          ------         -------       -----------   -------------  -------------
Balance-January 1, 1997                  14,080,654      $ 140,800      $ 7,651,000     ($7,676,700)      57,100

Deconsolidation of Euro-Nocopi S.A.                                         377,300

Private placement, net of expenses       19,506,678        195,100        2,352,900

Stock options issued as compensation                                         15,000

Net loss                                                                                   (847,000)                      ($847,000)

Translation adjustment                                                                                   (81,000)           (81,000)
                                         ----------      ---------      -----------     -----------     --------          ---------
Balance-December 31, 1997                33,587,332        335,900       10,396,200      (8,523,700)     (23,900)         ($928,000)
                                                                                                                          =========
Stock options issued as compensation                                         10,000

Net loss                                                                                   (548,800)                      ($548,800)

Translation adjustment                                                                                    11,000             11,000
                                         ----------      ---------      -----------     -----------     --------          ---------
Balance-December 31, 1998                33,587,332      $ 335,900      $10,406,200     ($9,072,500)    ($12,900)         ($537,800)
                                         ==========      =========      ===========     ===========     ========          =========



See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows

                                                                  Years ended December 31
                                                                1998                 1997
                                                             -----------          -----------
Operating Activities
 Net loss                                                   ($   548,800)        ($   847,000)
 Adjustments to reconcile net loss to
  cash used in operating activities
  Depreciation                                                    61,200               73,300
  Amortization                                                    64,600               81,200
  Allowance for doubtful accounts, net                            11,400                7,000
  Equity in loss of unconsolidated affiliate                      27,100               38,900
  Stock option compensation                                       10,000               18,000
                                                             -----------          -----------
                                                                (374,500)            (628,600)

Decrease in assets
 Accounts receivable                                              25,200              187,600
 Prepaid and other                                                 2,300               95,900
Increase (decrease) in liabilities
 Accounts payable and accrued expenses                          (121,700)             131,800
 Deferred revenue                                                 53,700               (6,600)
                                                             -----------          -----------
                                                                 (40,500)             408,700
                                                             -----------          -----------
  Cash (used in) operating activities                           (415,000)            (219,900)

Investing Activities
 Additions to fixed assets                                       (52,100)             (19,500)
 Additions to patents                                            (36,600)            (137,300)
 Cash of Euro, beginning of year                                                   (1,641,200)
 Advances to affiliate, net                                      (13,000)             (44,700)
                                                             -----------          -----------
  Cash (used in) investing activities                           (101,700)          (1,842,700)

Financing Activities
 Repayment of notes                                             (825,000)
 Issuance of common stock                                                           2,548,000
                                                             -----------          -----------
  Cash (used in) provided by financing activities               (825,000)           2,548,000
                                                             -----------          -----------
    Increase (decrease) in cash and cash equivalents          (1,341,700)             485,400
Cash and cash equivalents
 Beginning of year                                             2,714,600            2,229,200
                                                             -----------          -----------
 End of year                                                 $ 1,372,900          $ 2,714,600
                                                             ===========          ===========

Supplemental cash flow data
  Interest paid                                              $    22,300          $    66,500

Deconsolidation of Euro-Nocopi S.A                                                $   377,300



See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


1.   Organization of the Company

     Nocopi Technologies, Inc. (the Company) is organized under the laws of the State of Maryland. Its main business activities are the development and distribution of document security products and the licensing of its patented authentication technologies in the United States and foreign countries. The Company operates in one principal industry segment.


2.   Significant Accounting Policies

     Estimates - The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

     Cash and cash equivalents - Cash equivalents consist principally of time deposits and highly liquid investments with an original maturity of three months or less placed with major banks and financial institutions. Cash equivalents are carried at the lower of cost, plus accrued interest, or market value and are held in money market accounts at local banks. At December 31, 1998, Nocopi's investments in money market accounts amounted to $1,343,700.

     Fixed assets are carried at cost less accumulated depreciation and amortization. Furniture, fixtures and equipment are generally depreciated on the straight-line method over their estimated service lives. Leasehold improvements are amortized on a straight-line basis over the shorter of five years or the term of the lease. Major renovations and betterments are capitalized. Maintenance, repairs and minor items are expensed as incurred. Upon disposal, assets and related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

     Investment in Affiliate - The Company's investment, approximately 18%, in Euro-Nocopi, S.A. (Euro) is accounted for under the equity method due to its representation on Euro's Board of Directors and the technical dependence of Euro on the Company. (See note 8.)

     Patents are stated at cost less amortization and are being amortized on a straight-line basis over the lives of the patents (approximately fifteen years).

     Revenues, consisting primarily of license fees and royalties, are recorded as earned over the license term. Product sales are recognized upon shipment of products.

     Income taxes - Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Fair value - The carrying amounts reflected in the balance sheets for cash, cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturities of these instruments. The fair values represent estimates of possible value which may not be realized in the future.

     Loss per share - the Company adopted SFAS No. 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 1998 and 1997, common stock equivalents, including stock options, warrants and convertible notes were anti-dilutive.

     Recoverability of Long Lived Assets - Long-lived assets and certain identifiable intangibles, such as patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment that would be material to the Company's quarterly or annual financial statements.

     Comprehensive income (loss) - the Company adopted SFAS No. 130, "Reporting Comprehensive Income", and, accordingly, reports all components of comprehensive income (loss) in the accompanying statement of stockholders' equity.

     Recently Issued Accounting Standard
     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for periods ending after June 15, 1999, establishes standards for disclosing information about derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Because the Company does not engage in derivative instruments and hedging activities, adoption of this statement is not expected to impact financial statements or disclosures of the Company.


3.   Long-term Notes and Stockholders' Equity

     During 1998, the Company repaid $825,000 of its $950,000 Series B 7% Subordinated Convertible Promissory Notes which were payable on March 31, 1998. The remaining $125,000 was extended to March 31, 2000. Under the extension arrangement, these notes bear interest at 9% and are convertible into 625,000 shares of the Company's common stock. The carrying cost of the notes at December 31, 1998 approximates their fair value because the interest rate approximates current market rates.

     During 1998, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000.

     During 1997, the Company completed a private placement in Europe whereby 9,753,339 units (each unit consisting of two shares of common stock and one warrant to purchase common stock) were sold, raising $2,926,000 in cash ($2,548,000 net of expenses). Each warrant is exercisable for the purchase of one share of the Company's common stock at a price of $.25 per share during the first three years after issuance, subject to escalation on the third anniversary of the issuance of the warrants. The warrants will expire five years after issuance unless extended by the Board of Directors. In conjunction with the private placement, warrants for 780,267 shares, having the same terms and conditions as those issued as part of the units, were issued as partial commission to the Placement Agent. The European investors were also given the right to appoint two representatives to the Company's Board of Directors.


4.   Income Taxes

     At December 31, 1998 and 1997, the Company had net operating loss carryforwards ("NOLs") approximating $8,700,000 and $8,200,000, respectively. These operating losses are available to offset future taxable income through the years 2014 and 2013, respectively. As a result of the sale of the Company's common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL's carryforwards may be limited. Additionally, the utilization of these NOL's if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. The Company has established a 100% valuation allowance for the deferred tax assets due to uncertainty of their realization.


5.   Related Party Transactions

     Payments and payment commitments aggregating $156,600 and $472,000 in 1998 and 1997, respectively, were made to firms employing certain officers and directors for legal fees, consulting services and related expenses. Of these amounts, $274,900 was charged in 1997 to paid-in capital for placement and legal fees related to the 1997 European private placement (See note 3). In October 1997, an executive officer of the wholly-owned subsidiary of the Placement Agent was appointed to the Company's Board of Directors as a representative of the European investors in that private placement.

6.   Commitments and Contingencies

     The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2003.

     Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1998 are:
     $100,800 - 1999; $105,400 - 2000; $110,600 - 2001; $112,000 - 2002; and
     $18,400 - 2003.

     Total rental expense under operating leases was $140,600 and $123,100 in 1998 and 1997, respectively. The Company has sub-let its former corporate headquarters for the duration of the least term at a monthly rental approximating the Company's rental obligation.

     The Company has employment and consulting agreements with certain current and former executive officers and employees, the terms of which expire at various dates through 2002. Future minimum compensation payments under these agreements at December 31, 1998 are: $412,500 - 1999; $262,500 -
     2000; $242,500 - 2001; and $212,500 - 2002.

     From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any present actions will not materially affect the financial position or results of operations of the Company.

7.   Stock Options and 401(k) Savings Plan

     The 1996 Stock Option Plan provides for the granting of up to 700,000 incentive and non-qualified stock options to employees, non-employee directors, consultants and advisors to the Company. In the case of options designated as incentive stock options, the exercise price of the options granted must be not less than the fair market value of such shares on the date of grant. Non-qualified stock options may be granted at any amount established by the Stock Option Committee or, in the case of Discounted Options issued to non-employee directors in lieu of any portion of an Annual Retainer, in accordance with a formula designated in the Plan.

     A summary of stock options under these plans follows:


                                                                      Exercise          Weighted
                                                  Number of          Price Range        Average
                                                    Shares            Per Share      Exercise Price
                                                  ---------         ------------     --------------
Outstanding at December 31, 1996                   680,366          $.75 to 4.35         $3.22
Options granted                                    525,000           .30 and .45           .36
Options canceled                                  (422,300)          .75 to 4.35          3.03
                                                   -------
Outstanding at December 31, 1997                   783,066           .75 to 4.35          1.40
Options granted                                    400,000           .30 and .45           .38
Options canceled                                  (328,966)          .30 to 4.05          1.30
                                                   -------
Outstanding at December 31, 1998                   854,100          $.30 to $4.35         $ .96
                                                   =======


                                                                      Exercise          Weighted
                                                    Option          Price Range         Average
                                                    Shares            Per Share      Exercise Price
                                                   -------          ------------     --------------
Exercisable at year end:
   1997                                            377,666          $.30 to $4.35        $2.44
   1998                                            426,300          $.30 to $4.35        $1.52

Options available for future grant
  under all plans:

   1997                                            175,000
   1998                                               0







         The following table summarizes information about stock options outstanding at December 31, 1998:


                                                        Ranges
                                           --------------------------------
                                            1996 Plan         Former Plans            Total
Range of exercise prices                   $.30 to $.45      $3.10 to $4.35       $.30 to $4.35
                                           ------------      --------------       -------------

Number outstanding at  December 31,
1998                                         700,000             154,100             854,100
                                             -------             -------             -------

Weighted average remaining
contractual life (years)                       5.81               1.79                5.08
                                               ----               ----                ----

Weighted average exercise price
                                               $.34               $3.79               $.96
                                               ----               -----               ----

Exercisable options:
   Number outstanding at
   December 31, 1998                         275,000             151,300             426,300
                                             -------             -------             -------

  Weighted average remaining
  contractual life (years)                     3.73               1.77                3.03
                                               ----               ----                ----

  Weighted average exercise price              $.30               $3.74               $1.52
                                               ----               -----               -----


The weighted average fair value per share of options granted was $.19 and $.16 in 1998 and 1997, respectively.

The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for shares issued under performance share plans is recorded based upon the current market value of the Company's stock at the end of each period. The Company has adopted the disclosure-only provisions of Statement of Financial accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" for employees and employee-directors as defined in SFAS No. 123. Accordingly, no compensation cost has been recognized for stock option and warrant grants that occurred in 1998 and 1997. Had compensation cost for the Company's stock option grants to employees and employee-directors been determined based on the fair value at the date of grants in accordance with the provisions of SFAS No. 123, the Company would have amortized the cost over the vesting period of the option. The Company's 1998 and 1997 net loss per common share would have been increased to the following pro forma amounts:



                                                           1998                  1997
                                                           ----                  ----

Net loss applicable to common stockholders
   As reported                                          ($548,800)            ($847,000)
   Pro forma                                            ($616,000)            ($929,700)

Loss per share applicable to common shares
   As reported                                            ($.02)                ($.05)
   Pro forma                                              ($.02)                ($.06)


     The fair value of each option granted is estimated on the date of grant based on a modified Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: expected volatility of 46% and 46%; risk free interest rates of 5.7% and 6.0% to 7.2% and expected lives of two years.

     At December 31, 1998, the Company has reserved 13,033,983 shares of common stock for possible future issuance upon exercise of stock options, warrants and convertible securities. Subsequent to 1998, the Company's Board of Directors approved the 1999 Stock Option Plan consisting of two million shares of common stock.

     The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 1998 or 1997.


8.   Affiliate

     The Company's affiliate, Euro-Nocopi, S.A. (Euro), was formed in 1994 to market the Company's technologies in Europe under an exclusive license arrangement. Euro was capitalized through a European private placement which allows those investors to convert the Euro stock into approximately one million shares of Nocopi Technologies, Inc. common stock beginning in August 1999 in the event that no public offering of Euro has been made by that date.

     The Company holds an approximately 18% interest in Euro and warrants permitting it to increase its interest in Euro to 55%. Prior to 1997, the Company exercised operational and financial control over Euro and, accordingly, consolidated the accounts of Euro with those of the Company. During 1997, however, the Company ceased to exercise effective control over Euro resulting from a dispute between the Company and Euro under the license agreement concerning Euro's contention that it was entitled to a share of certain minimum royalties under a worldwide agreement with a manufacturer which distributes products incorporating the Company's technologies. In accordance with a 1997 settlement, the Company agreed to credit Euro $154,500 as Euro's share of previously collected minimum royalties to be applied to license fee payments due the Company by Euro through the first quarter of 1998. The Company also agreed to pay Euro 35% of future guaranteed royalties from this manufacturer. The $154,500 settlement was charged to cost of sales in 1997.

     In connection with the settlement agreement, the Company also agreed to modify its warrant by extending its term through December 2001 but making it exercisable beginning the earlier of 1) January 1, 2001; 2) in the event of a sale of all or part of Euro; or 3) in the event of a public listing of Euro's shares on a stock market. In addition, the Company agreed to defer to January 1, 2001 its right to acquire, under certain conditions, all remaining shares of Euro for shares of the Company at the same conversion rate available to Euro's European investors. This call right expires December 31, 2001.

     The licensing agreement between the two companies was also amended relative to the negotiation of future worldwide licensing contracts, the five directors of Euro who were also Nocopi directors resigned from Euro's Board, and the Company ceased to exercise effective control of Euro. Subsequently, a Euro director was appointed to Nocopi's Board of Directors. Additionally, Euro is dependent on the Company for the technology it licenses from the Company and markets in Europe. Accordingly, the Company ceased consolidating effective January 1, 1997, applied the equity method, and recorded an adjustment to paid-in capital of $377,300 to record its approximate 18% share of Euro's net equity at January 1, 1997 resulting primarily from the expiration in 1997 of certain liquidation privileges on the 82% of Euro's stock not owned by the Company.

     In 1998 and 1997, revenues totaling approximately $240,000 and $200,000, respectively, were derived from Euro.

 9.  Major Customer Information

     The Company's two largest customers accounted for approximately 24% and 20%, respectively, of 1998 revenues, approximately 26% and 20%, respectively, of 1997 revenues and approximately 29% and 0%, respectively, of accounts receivable at December 31, 1998. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number                         Description
------                         -----------

  3.1    Articles of Incorporation(1)

  3.2    Bylaws(1)

  3.3    Articles of Amendment to Articles of Incorporation(4)

  3.4    Article of Amendment to Articles of Incorporation*

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

  10.4   License Agreement between Registrant and Euro-Nocopi S.A.(3)

  10.5   Service Agreement between Registrant and Euro-Nocopi S.A.(3)

  10.6   Memorandum of Agreement between Registrant and Euro-Nocopi S.A.(3)

  10.7   Nocopi Technologies, Inc. 1996 Stock Option Plan(4)

  10.8   Settlement Agreement between Registrant and Euro-Nocopi S.A.(6)

  10.9   Employment Agreement between Registrant and Richard A. Check(6)

  10.10  Employment Agreement between Registrant and Norman A. Gardner(6)

  10.11  Employment Agreement between Registrant and Dr. A. Gundjian(6)

  10.12  Form of Common Stock Purchase Warrant(6)

  10.13 Lease Agreement dated February 17, 1998 relating to premises at 537 Apple Street, West Conshohocken, PA 19428(6)

  10.14  Nocopi Technologies, Inc. 1999 Stock Option Plan*

  10.15 Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan*

  10.16 Amendment to Employment Agreement between Registrant and Norman A. Gardner.*

  10.17  Severance Agreement between Registrant and Richard A. Check*

  10.18  Form of Series B Promissory Note due March 31, 2000*

  16.1 Letter dated August 25, 1997 from Coopers & Lybrand L.L.P. re: Change in Certifying Accountant(5)

  23.1   Consent of BDO Seidman, LLP

  27.0   Financial Data Schedule*

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

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1994

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996

(5) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 25, 1997

(6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1997