Form 10QSB
period 1999-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 1999-05-24
CIK 888981

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES ACT OF 1934.

                 For the quarterly period ended March 31, 1999.

[  ]     TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

       For the transition period from _________________ to ______________

                         Commission file number 0-20333

                            NOCOPI TECHNOLOGIES, INC.
                     ----------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

             MARYLAND                                    87-0406496
-----------------------------------         ------------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

                   537 Apple Street, W. Conshohocken, PA 19428
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 834-9600
-------------------------------------------------------------------------------
                           (Issuer's telephone number)


     Check whether the issuer has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No ___ State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1999: Common stock, par value $.01 per share 33,627,332 shares.

Transitional Small Business Disclosure Format (check one):  Yes  ____   No  [X]

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I.  FINANCIAL INFORMATION                                           PAGE

         Item 1. Financial Statements

                 Statements of Operations                                  1
                 Three Months Ended March 31, 1999
                 And March 31, 1998

                 Balance Sheet                                             2
                 March 31, 1999

                 Statements of Cash Flows                                  3
                 Three Months Ended March 31, 1999
                 And March 31, 1998.

                 Notes to Financial Statements                             4


         Item 2. Management's Discussion and Analysis                    5-8
                 Of Financial Condition and Results of Operations


Part II. OTHER INFORMATION                                                 9

                 Signatures                                               10

                         PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                       Three Months ended March 31
                                                         1999                1998
                                                     ------------       ------------
Revenues
 Licenses, royalties and fees                        $    388,000       $    450,600
 Product and other sales                                  198,100             95,400
                                                     ------------       ------------
                                                          586,100            546,000

Cost of sales
 Licenses, royalties and fees                             105,900            100,000
 Product and other sales                                  156,600             84,700
                                                     ------------       ------------
                                                          262,500            184,700
                                                     ------------       ------------
  Gross profit                                            323,600            361,300

Operating expenses
 Research and development                                  66,300            106,600
 Sales and marketing                                      212,500            201,200
 General and administrative                               347,800            217,500
                                                     ------------       ------------
                                                          626,600            525,300
                                                     ------------       ------------
  Loss from operations                                   (303,000)          (164,000)

Other income (expenses)
 Amortization of debt issuance costs                                          (6,300)
 Interest income                                           12,800             34,500
 Interest and bank charges                                 (4,200)           (18,000)
 Equity in net loss of unconsolidated affiliate           (11,500)           (21,000)
                                                     ------------       ------------
                                                           (2,900)           (10,800)
                                                     ------------       ------------
  Net loss                                           ($   305,900)      ($   174,800)
                                                     ============       ============

Basic and diluted loss per common                           ($.01)             ($.01)
  share

Average common shares outstanding                      33,587,332         33,587,332

 See notes to financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)
                                                                 March 31
                                                                   1999
                                                                ------------
                                     Assets
Current assets
 Cash and cash equivalents                                     $  1,175,000
 Accounts receivable less allowances                                164,000
 Prepaid and other                                                   48,500
                                                               ------------
  Total current assets                                            1,387,500

Fixed assets
 Leasehold improvements                                              39,500
 Furniture, fixtures and equipment                                  456,500
                                                               ------------
                                                                    496,000
 Less: accumulated depreciation                                     389,400
                                                               ------------
                                                                    106,600
Other assets
 Investment in and advances to unconsolidated  affiliate            246,500
 Patents, net of accumulated amortization                           521,600
 Other                                                                6,200
                                                               ------------
                                                                    774,300
                                                               ------------
   Total assets                                                $  2,268,400
                                                               ============
                      Liabilities and Stockholders' Equity

Current liabilities
 Current debt obligations                                      $    125,000
 Accounts payable                                                   241,700
 Accrued expenses                                                   161,000
 Accrued commissions                                                135,800
 Accrued severance                                                  135,700
 Deferred revenue                                                   129,500
                                                               ------------
  Total current liabilities                                         928,700

Stockholders' equity
 Common stock, $.01 par value
  Authorized - 75,000,000 shares
  Issued and outstanding - 33,587,332 shares                        335,900
 Paid-in capital                                                 10,407,200
 Accumulated other comprehensive loss                               (25,000)
 Accumulated deficit                                             (9,378,400)
                                                               ------------
                                                                  1,339,700
                                                               ------------
   Total liabilities and stockholders' equity                  $  2,268,400
                                                               ============

 See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)


                                                        Three Months ended March 31
                                                           1999              1998
                                                       -----------       -----------
Operating Activities
 Net loss                                              ($  305,900)      ($  174,800)
 Adjustments to reconcile net loss to cash
  used in operating activities
  Depreciation                                              15,600            21,900
  Amortization                                              16,500            22,200
  Equity in net loss of unconsolidated affiliate            11,500            21,000
  Stock option compensation                                  1,000
                                                       -----------       -----------
                                                          (261,300)         (109,700)

(Increase) decrease in assets
 Accounts receivable                                       (33,200)          (59,500)
 Prepaid and other                                           3,900           (16,300)
Increase (decrease) in liabilities
 Accounts payable and accrued expenses                     185,400            (2,900)
 Deferred revenue                                            7,200            10,700
                                                       -----------       -----------
                                                           163,300           (68,000)
                                                       -----------       -----------
  Cash (used in) operating activities                      (98,000)         (177,700)

Investing Activities
 Additions to fixed assets                                 (17,500)           (7,400)
 Additions to patents                                      (18,300)           (7,600)
 Advances to affiliate, net                                (64,100)          (91,000)
                                                       -----------       -----------
  Cash (used in) investing activities                      (99,900)         (106,000)
                                                       -----------       -----------
  Decrease in cash and cash equivalents                   (197,900)         (283,700)
  Cash and cash equivalents - beginning of period        1,372,900         2,714,600
                                                       -----------       -----------
Cash and cash equivalents - end of period              $ 1,175,000       $ 2,430,900
                                                       ===========       ===========

 See notes to financial statements.

                            NOCOPI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Financial Statements

     The accompanying interim financial statements have been prepared by the Company without audit. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 1998 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Notes to Financial Statements included in the 1998 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results are not necessarily indicative of the operating results expected for the full year.

Note 2. Comprehensive Income (Loss)

     In accordance with SFAS No. 130, Reporting Comprehensive Income, comprehensive loss is as follows:

                                                Three Months Ended
                                                      March 31
                                              1999              1998
                                           ---------         ---------
     Net loss                              ($305,900)        ($174,800)
     Currency translation adjustment       (  12,100)        (   3,500)
                                           ---------         ---------
     Comprehensive loss                    ($318,000)        ($178,300)
                                           =========         =========

Note 3.Accrued Severance

     Includes accrual of $150,000 related to the resignation of the Company's President and Chief Executive Officer, payable in installments of approximately $15,000 per month commencing March 1, 1999.

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

     Revenues for the first quarter of 1999 were $586,100 compared to $546,000 in the first quarter of 1998, an increase of 7%. Licenses, royalties and fees declined by $62,600 due in part to lower volume-related royalties in the first quarter of 1999 compared to the first quarter of 1998 and the termination of license agreements with three licensees. Product sales increased $102,700 to $198,100 in the first quarter of 1999 from $95,400 in the first quarter of 1998 primarily as the result of the $92,000 sale of an inkjet printing system during the quarter.

     The Company's gross profit declined to $323,600 in the first quarter of 1999 or 55% of revenues from $361,300 or 66% of revenues in the first quarter of 1998. Licenses, royalties and fees carry a substantially higher gross margin than product sales, which generally consist of manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross margin than licenses, royalties and fees. The lower gross margin in absolute dollars as well as percentage of revenues, in the first quarter of 1999 compared to the first quarter of 1998 results both from lower licenses, royalties and fees as well as the change in revenue mix in favor of product sales.

     Research and development expenses declined to $66,300 in the first quarter of 1999 from $106,600 in the first quarter of 1998. The reduction is due primarily to lower compensation expense resulting from modifications to compensation arrangements with certain individuals as well as lower travel expense during the quarter.

     Sales and marketing expenses were to $212,500 in the first quarter of 1999 compared to $201,200 in the first quarter of 1998. The $11,300 increase relates primarily to higher sales promotion expenses in the first quarter of 1999 compared to the first quarter of 1998.

     General and administrative expenses increased $130,300 to $347,800 in the first quarter of 1999 from $217,500 in the first quarter of 1998. The increase results from the resignation of the Company's President and Chief Executive Officer in February 1999 whereby $150,000 in severance obligations was charged to expense during the first quarter of 1999.

     Other income (expense) includes interest on the $125,000 Series B 9% Subordinated Convertible Promissory Notes due March 31, 2000. The decline in interest income in the first quarter of 1999 compared to the first quarter of 1998 relates to lower levels of cash invested as cash was utilized during 1998 to fund operations and to repay $825,000 of debt.

     Equity in net loss of affiliate represents the proportionate share in the income of Euro-Nocopi attributable to the Company's approximate 18% ownership share of Euro-Nocopi.

     The net loss increased to $305,900 in the first quarter of 1999 from $174,800 in the first quarter of 1998. As explained above, the increase relates primarily to the accrual of severance obligations in 1999.


Liquidity and Capital Resources

     The Company's cash and cash equivalents declined to $1,175,000 at March 31, 1999 from $1,372,900 at December 31, 1998. The cash was used primarily to fund operations over the three-month period including reimbursable expenditures on behalf of its European affiliate.

     The Company believes that it has sufficient working capital to support its operations and debt service requirements over the next twelve months.

     The Company is aware of Year 2000 potential problems. These potential problems exist because many computer software applications use two digits to designate a year. Any computer hardware and programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The inability to properly process dates beyond 1999 may cause computer systems to process information incorrectly or not at all. As its internal information systems consist primarily of third party software systems, the Company intends to purchase and install available Year 2000 compliant upgrade versions by the end of the third quarter of 1999. The Company has determined that the vendor's upgrade software is available and is Year 2000 compliant. The Company estimates the costs to purchase and install the upgrades at less than $10,000. The Company continues to communicate with vendors, financial institutions and others to assure their compliance to Year 2000 issues. However, there can be no assurance that the systems of other companies on which the Company relies will be converted in a timely manner.

     The foregoing contains forward-looking information within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve certain risks and uncertainties including the particular factors described in this Management Discussion and Analysis. In each case, actual results may differ materially from such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.


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

              Not Applicable


Item 3.  Defaults Upon Senior Securities

              Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

              Not Applicable


Item 5.  Other Information

              The Company has postponed its annual meeting of shareholders scheduled to be held on June 30, 1999. The Company plans to hold its annual meeting during the third quarter of 1999 and will make a public announcement of the date.

              The Company is in the process of engaging independent legal and securities counsel, which will advise the Company in matters related to corporate governance and securities law as well as assist in the preparation of the proxy statement and other required documents and provide guidance on the Company's long-term strategic direction.



Item 6.  Exhibits and Reports on Form 8-K


              (a).  Exhibit 27 - Financial Data Schedule

              (b). No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NOCOPI TECHNOLOGIES, INC.

DATE:  May 24, 1999                   /s/ Jack H. Halperin
                                      ----------------------------------------
                                      Jack H. Halperin
                                      Interim Chairman of the Board

DATE:  May 24, 1999                   /s/ Rudolph A. Lutterschmidt
                                      ----------------------------------------
                                      Rudolph A. Lutterschmidt
                                      Vice President & Chief Financial Officer