Form 10QSB
period 1999-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 1999-08-16
CIK 888981

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES ACT OF 1934.

                  For the quarterly period ended June 30, 1999.

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

                         MARYLAND                       87-0406496
-----------------------------------      ---------------------------------------
   (State or other jurisdiction             (IRS Employer Identification No.)
 of incorporation or organization)

                  537 Apple Street, West Conshohocken, PA 19428
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 834-9600
          -------------------------------------------------------------
                          (Issuer's telephone number)


     Check whether the issuer has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No _____


     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1999: Common stock, par value $.01 per share 33,717,332 shares.

Transitional Small Business Disclosure Format (check one): Yes ____   No __X__

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION                                               PAGE

         Item 1.  Financial Statements

           Statements of Operations                                            1
           Three Months and Six Months Ended
           June 30, 1999 and June 30, 1998


           Balance Sheet                                                       2
           June 30, 1999


           Statements of Cash Flows                                            3
           Six Months Ended June 30, 1999
           and June 30, 1998.


           Notes to Financial Statements                                       4


         Item 2.  Management's Discussion and Analysis                       5-8
                  of Financial Condition and Results of Operations


Part II.  OTHER INFORMATION                                                    9


                  Signatures                                                  10

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                 Three Months ended June 30           Six Months ended June 30
                                                   1999              1998            1999             1998
                                                 --------          --------        ---------         ----------
 Revenues
  Licenses, royalties and fees                   $413,500          $454,300         $801,500           $904,900
  Product and other sales                          52,000           341,900          250,100            437,300
                                                 --------         ---------        ---------          ---------
                                                  465,500           796,200        1,051,600          1,342,200

 Cost of sales
  Licenses, royalties and fees                     98,200           100,700          204,100            200,700
  Product and other sales                          49,100           331,600          205,700            416,300
                                                 --------         ---------        ---------          ---------
                                                  147,300           432,300          409,800            617,000
                                                 --------         ---------        ---------          ---------
   Gross profit                                   318,200           363,900          641,800            725,200

 Operating expenses
  Research and development                         59,200           108,200          125,500            214,800
  Sales and marketing                             170,900           207,600          383,400            408,800
  General and administrative                      187,700           246,500          535,500            464,000
                                                 --------         ---------        ---------          ---------
                                                  417,800           562,300        1,044,400          1,087,600
                                                 --------         ---------        ---------          ---------
   Loss from operations                           (99,600)         (198,400)        (402,600)          (362,400)

 Other income (expenses)
  Amortization                                                                                           (6,300)
  Interest income                                  11,100            26,700           23,900             61,200
  Interest and bank charges                        (3,200)           (4,200)          (7,400)           (22,200)
  Equity in net income (loss) of
   unconsolidated affiliate                         5,200                             (6,300)           (21,000)
                                                 --------         ---------        ---------          ---------
                                                   13,100            22,500           10,200             11,700
                                                 --------         ---------        ---------          ---------
   Net loss                                      ($86,500)        ($175,900)       ($392,400)         ($350,700)
                                                 ========          ========         ========           ========

 Loss per common share                              ($.00)            ($.01)           ($.01)             ($.01)

 Average common shares Outstanding             33,640,665        33,587,332       33,613,999         33,587,332


                       See notes to financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)
                                                                     June 30
                                                                      1999
                                                                  ------------

                                     Assets

 Current assets
  Cash and cash equivalents                                        $1,151,700
  Accounts receivable less allowance                                  149,300
  Prepaid and other                                                    38,200
                                                                  -----------
   Total current assets                                             1,339,200

 Fixed assets
  Leasehold improvements                                               39,500
  Furniture, fixtures and equipment                                   456,500
                                                                  -----------
                                                                      496,000
  Less: accumulated depreciation                                      405,000
                                                                  -----------
                                                                       91,000

 Other assets
  Investment in and advances to unconsolidated affiliate              159,200
  Patents, net of accumulated amortization                            523,300
  Other                                                                 5,300
                                                                  -----------
                                                                      687,800
                                                                  -----------
    Total assets                                                   $2,118,000
                                                                  ===========

                      Liabilities and Stockholders' Equity
 Current liabilities
  Current debt obligations                                           $125,000
  Accounts payable                                                    170,400
  Accrued expenses                                                    172,900
  Accrued commissions                                                 150,100
  Accrued severance                                                    92,000
  Deferred revenue                                                    149,800
                                                                  -----------
   Total current liabilities                                          860,200

 Stockholders' equity
  Common stock, $.01 par value
   Authorized - 75,000,000 shares
   Issued and outstanding - 33,667,332 shares                         336,700
  Paid-in capital                                                  10,417,000
  Accumulated other comprehensive loss                                (31,000)
  Accumulated deficit                                              (9,464,900)
                                                                  -----------
                                                                    1,257,800
                                                                  -----------
    Total liabilities and stockholders' equity                     $2,118,000
                                                                  ===========

                       See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                          Six Months ended June 30
                                                           1999              1998
                                                         ----------       ----------
 Operating Activities
  Net loss                                                ($392,400)       ($350,700)
  Adjustments to reconcile net loss to
   cash from operating activities
   Depreciation                                              31,200           43,800
   Amortization                                              33,000           38,100
   Allowance for doubtful accounts                                             6,000
   Equity in net loss of unconsolidated affiliate             6,300           21,000
   Stock and stock option compensation                       11,600            3,000
                                                         ----------       ----------
                                                           (310,300)        (238,800)

 Changes in working capital
  Accounts receivable                                       (18,500)         (75,700)
  Prepaid and other                                          14,200          (13,600)
  Accounts payable and accrued expenses                      96,600          129,200
  Deferred revenue                                           27,500           88,100
                                                         ----------       ----------
                                                            119,800          128,000
                                                         ----------       ----------
   Cash used in operating activities                       (190,500)        (110,800)

 Investing Activities
  Additions to fixed assets                                 (17,500)         (14,100)
  Additions to patents                                      (35,600)         (13,300)
  Advances (to) from affiliate, net                          22,400         (191,200)
                                                         ----------       ----------
   Cash used in investing activities                        (30,700)        (218,600)

 Financing Activities
  Repayment of notes                                                        (825,000)
                                                         ----------       ----------
   Cash used in financing activities                                        (825,000)
                                                         ----------       ----------
   Decrease in cash and cash equivalents                   (221,200)      (1,154,400)
 Cash and cash equivalents - beginning of period          1,372,900        2,714,600
                                                         ----------       ----------
 Cash and cash equivalents - end of period               $1,151,700       $1,560,200
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

Note 2.   Comprehensive Income (Loss)

          In accordance with SFAS No. 130, Reporting Comprehensive Income, comprehensive loss is as follows:



                                                                            Three Months Ended
                                                                                 June 30
                                                                            1999          1998
                                                                          -----------------------

Net loss ..............................................................   ($ 86,500)   ($175,900)

Currency translation adjustment .......................................      (6,000)       5,300
                                                                          ---------    ---------

Comprehensive loss ....................................................   ($ 92,500)   ($170,600)
                                                                          =========    =========


                                                                              Six Months Ended
                                                                                   June 30
                                                                             1999         1998
                                                                          ------------------------

Net loss ..............................................................   ($392,400)   ($350,700)

Currency translation adjustment .......................................     (18,100)       1,800
                                                                          ---------    ---------

Comprehensive loss ....................................................   ($410,500)   ($348,900)
                                                                          =========    =========


3. Accrued Severance

          Includes accrual of $150,000 related to the resignation of the Company's President and Chief Executive Officer, payable in installments of approximately $15,000 per month commencing March 1, 1999. Subsequent to the end of the second quarter, the severance agreement was modified by mutual consent of the parties resulting in the reduction of approximately $30,000 in the remaining severance obligations which will be recognized as a third quarter 1999 reduction in severance expense.

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

     Revenues for the second quarter of 1999 were $465,500 compared to $796,200 in the second quarter of 1998, a decline of 42%. Licenses, royalties and fees declined by $40,800 to $413,500 in the second quarter of 1999 from $454,300 in the second quarter of 1998. The decline was due to lower volume related royalties in the second quarter of 1999 compared to the second quarter of 1998 and the termination during 1998 of license agreements with five licensees. Product and other sales declined to $52,000 in the second quarter of 1999 from $341,900 in the second quarter of 1998. The $289,900 decline is due primarily to lower sales of pressure-sensitive labels in the second quarter of 1999 compared to the second quarter of 1998.

     For the first six months of 1999, revenues were $1,051,600, 22% lower than revenues of $1,342,200 in the first six months of 1998. Licenses, royalties and fees declined by $103,400, or 11% to $801,500 in the first half of 1999 from $904,900 in the first half of 1998 primarily due to lower volume-related royalties and the termination of certain license agreements during 1998. Product and other sales declined by $187,200 in the first half of 1999 to $250,100 from $437,300 in the first half of 1998. The 43% decline is due primarily to lower sales of pressure-sensitive labels offset in part by the sale of an ink-jet printing system in the first quarter of 1999.

     The Company's gross profit declined 13% to $318,200 or 68% of revenues, in the second quarter of 1999 from $363,900, or 46% of revenues in the second quarter of 1998. Licenses, royalties and fees carry a substantially higher gross margin than product sales, which generally consist of manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross margin than licenses, royalties and fees. The lower gross margin in absolute dollars relates to lower overall revenues. The gross margin improvement as a percentage of revenues is due primarily to the change in revenue mix in favor of higher margin licenses, royalties and fees.

     The gross profit for the first six months of 1999 was $641,800, or 61% of revenues, compared to $725,200, or 54% of revenues in the first six months of 1998. The above mentioned factors related to the second quarter gross margin affected the first half as well.

     Research and development expenses declined to $59,200 and $125,500 in the second quarter and first half of 1999, respectively, from $108,200 and $214,800 in the comparable periods of 1998. The reductions were due primarily to lower compensation expenses resulting from modifications to compensation arrangements with certain individuals as well as lower travel expenses.

     Sales and marketing expenses declined to $170,900 in the second quarter of 1999 from $207,600 in the second quarter of 1998. For the first half of 1999, sales and marketing expenses were $383,400 compared to $408,800 in the first half of 1998. The decline relates primarily to lower commission expenses on the lower level of sales, as well as lower travel expenses in 1999 compared to 1998.

     General and administrative expenses declined to $187,700 in the three months ended June 30, 1999 from $246,500 in the same period of 1998. For the six months ended June 30, 1999, general and administrative expenses increased to $535,500 from $464,000 in the first six months of 1998. The second quarter reduction in these expenses is due primarily to lower salary expense as a result of the resignation of the Company's President and Chief Executive Officer in February 1999. Included in the first half 1999 G&A expense is $150,000 in related severance obligations charged to expense in the first quarter. As a result of a third quarter modification to the severance agreement, the severance obligations will be reduced by approximately $30,000.

     Other income (expense) includes interest on the $125,000 Series B 9% Subordinated Convertible Promissory Notes due March 31, 2000. The decline in interest income in the second quarter and first half of 1999 compared to the second quarter and first half of 1998 relates to lower levels of cash invested as cash was utilized during 1998 to fund operations and to repay $825,000 of the convertible notes.

     Equity in net income (loss) of affiliate represents the proportionate share in the income of Euro-Nocopi attributable to the Company's approximate 18% ownership share of Euro-Nocopi.

     The net loss declined to $86,500 in the second quarter of 1999 from $175,900 in the second quarter of 1998 primarily due to substantially reduced overhead expenses in the quarter. The increase in the first half 1999 net loss to $392,400 from $350,700 in the first half of 1998 relates primarily to the above-mentioned accrual of severance obligations in 1999.


Liquidity and Capital Resources

     The Company's cash and cash equivalents declined to $1,151,700 at June 30, 1999 from $1,372,900 at December 31, 1998. The cash was used primarily to fund operations over the six-month period.

     The Company believes that its existing cash reserves combined with cash flows from operations, if any, are likely to be sufficient to support its operations at current levels of operations and debt service requirements over the next twelve months. Unless the Company is able to generate significant revenue increases from its traditional business or effect a transaction with another entity that would increase its level of business by mid-2000, its future liquidity may be adversely affected. The Board of Directors of the Company is in the process of reviewing strategic alternatives to provide increased liquidity, improve cash flow and enhance stockholder value. These potential alternatives include an investment in the Company by a strategic partner, the pursuit of strategic alliances or the sale of all or part of the business. There can be no assurances that the Company will be successful in accomplishing such a transaction or, if so achieved, that the transaction will have a material positive effect on the Company's business operations and cash flow.

     The Company is aware of Year 2000 potential problems. These potential problems exist because many computer software applications use two digits to designate a year. Any computer hardware and programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The inability to properly process dates beyond 1999 may cause computer systems to process information incorrectly or not at all. As its internal information systems consist primarily of third party software systems, the Company intends to purchase and install available Year 2000 compliant upgrade versions during the fourth quarter of 1999. The Company has determined that the vendor's upgrade software is available and is Year 2000 compliant. The Company estimates the costs to purchase and install the upgrades at less than $10,000. The Company continues to communicate with vendors, financial institutions and others to assure their compliance to Year 2000 issues. However, there can be no assurance that the systems of other companies on which the Company relies will be converted in a timely manner.

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


Item 5.   Other Information

                  Not Applicable


Item 6.   Exhibits and Reports on Form 8-K


                  (a).     Exhibit 27 - Financial Data Schedule

                  (b). No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NOCOPI TECHNOLOGIES, INC.

DATE:  August 16, 1999             /s/ Jack H. Halperin
                                   --------------------
                                   Jack H. Halperin
                                   Interim Chairman of the Board

DATE:  August 16, 1999             /s/ Rudolph A. Lutterschmidt
                                   ----------------------------
                                   Rudolph A. Lutterschmidt
                                   Vice President & Chief Financial Officer