Form 10QSB
period 1999-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 1999-11-15
CIK 888981

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1999.

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

                  537 Apple Street, West Conshohocken, PA 19428
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (610) 834-9600
                 ----------------------------------------------
                           (Issuer's telephone number)

     Check whether the issuer has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No _____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1999: Common stock, par value $.01 per share 33,797,332 shares.

Transitional Small Business Disclosure Format (check one): Yes ____   No __X__

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I.    FINANCIAL INFORMATION                                            PAGE

      Item 1.   Financial Statements

                Statements of Operations                                       1
                Three Months and Nine Months Ended
                September 30, 1999 and September 30, 1998

                Balance Sheet                                                  2
                September 30, 1999

                Statements of Cash Flows                                       3
                Nine Months Ended September 30, 1999
                and September 30, 1998.

                Notes to Financial Statements                                4-5

      Item 2.   Management's Discussion and Analysis                        6-10
                of Financial Condition and Results of Operations

Part II.   OTHER INFORMATION                                                  11

           Signatures                                                         12

                         PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                          ---------------------------           -----------------------------
                                                            1999                1998               1999                1998
                                                            ----                ----               ----                ----
 REVENUES
  LICENSES, ROYALTIES AND FEES                             $289,500          $497,300           $1,091,000         $1,402,200
  PRODUCT AND OTHER SALES                                    52,800           116,400              302,900            553,700
                                                           --------          --------           ----------         ----------
                                                            342,300           613,700            1,393,900          1,955,900

 COST OF SALES
  LICENSES, ROYALTIES AND FEES                               89,700            83,300              293,800            284,000
  PRODUCT AND OTHER SALES                                    49,500           103,800              255,200            520,100
                                                           --------          --------           ----------         ----------
                                                            139,200           187,100              549,000            804,100
                                                           --------          --------           ----------         ----------
   GROSS PROFIT                                             203,100           426,600              844,900          1,151,800

 OPERATING EXPENSES
  RESEARCH AND DEVELOPMENT                                   50,600            97,200              176,100            312,000
  SALES AND MARKETING                                       146,500           201,200              529,900            610,000
  GENERAL AND ADMINISTRATIVE                                127,500           221,900              663,000            685,900
                                                           --------          --------           ----------         ----------
                                                            324,600           520,300            1,369,000          1,607,900
                                                           --------          --------           ----------         ----------
   LOSS FROM OPERATIONS                                    (121,500)          (93,700)            (524,100)          (456,100)

 OTHER INCOME (EXPENSES)
  AMORTIZATION                                                                                                         (6,300)
  INTEREST INCOME                                            11,500            16,800               35,400             78,000
  INTEREST AND BANK CHARGES                                  (3,900)           (4,100)             (11,300)           (26,300)
  EQUITY IN NET INCOME (LOSS) OF
   UNCONSOLIDATED AFFILIATE                                   4,200                                 (2,100)           (21,000)
                                                           --------          --------           ----------         ----------
                                                             11,800            12,700               22,000             24,400
                                                           --------          --------           ----------         ----------
   NET LOSS                                               ($109,700)         ($81,000)           ($502,100)         ($431,700)
                                                          =========          ========            =========          =========

 LOSS PER COMMON SHARE                                      ($.00)            ($.00)              ($.01)              ($.01)

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                    33,743,999        33,587,332           33,657,332         33,587,332

                       SEE NOTES TO FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                                                  SEPTEMBER 30,
                                                                      1999
                                                                  ------------

                                     ASSETS

CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                                        $    994,400
 ACCOUNTS RECEIVABLE LESS ALLOWANCE                                     87,000
 PREPAID AND OTHER                                                      31,300
                                                                  ------------
  TOTAL CURRENT ASSETS                                               1,112,700

FIXED ASSETS
 LEASEHOLD IMPROVEMENTS                                                 39,500
 FURNITURE, FIXTURES AND EQUIPMENT                                     456,500
                                                                  ------------
                                                                       496,000
 LESS: ACCUMULATED DEPRECIATION                                        420,600
                                                                  ------------
                                                                        75,400

OTHER ASSETS
 INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE                208,000
 PATENTS, NET OF ACCUMULATED AMORTIZATION                              508,700
 OTHER                                                                   4,500
                                                                  ------------
                                                                       721,200
                                                                  ------------
   TOTAL ASSETS                                                   $  1,909,300
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 CURRENT DEBT OBLIGATIONS                                         $    125,000
 ACCOUNTS PAYABLE                                                      141,300
 ACCRUED EXPENSES                                                      184,100
 ACCRUED COMMISSIONS                                                   143,600
 DEFERRED REVENUE                                                      150,400
                                                                  ------------
  TOTAL CURRENT LIABILITIES                                            744,400

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 COMMON STOCK, $.01 PAR VALUE
  AUTHORIZED - 75,000,000 SHARES
  ISSUED AND OUTSTANDING - 33,757,332 SHARES                           337,600
 PAID-IN CAPITAL                                                    10,428,000
 ACCUMULATED OTHER COMPREHENSIVE LOSS                                  (26,100)
 ACCUMULATED DEFICIT                                                (9,574,600)
                                                                  ------------
                                                                     1,164,900
                                                                  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  1,909,300
                                                                  ============

                       SEE NOTES TO FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   NINE
                                                                        MONTHS ENDED SEPTEMBER 30,
                                                                            1999           1998
                                                                        -----------    -----------
OPERATING ACTIVITIES
 NET LOSS                                                               ($  502,100)   ($  431,700)
 ADJUSTMENTS TO RECONCILE NET LOSS TO
  CASH FROM OPERATING ACTIVITIES
  DEPRECIATION                                                               46,800         65,700
  AMORTIZATION                                                               49,400         54,000
  ALLOWANCE FOR DOUBTFUL ACCOUNTS                                                            5,400
  EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE                              2,100         21,000
  STOCK AND STOCK OPTION COMPENSATION                                        23,500          7,500
                                                                        -----------    -----------
                                                                           (380,300)      (278,100)

(INCREASE) DECREASE IN ASSETS
 ACCOUNTS RECEIVABLE                                                         43,800        (98,300)
 PREPAID AND OTHER                                                           21,100         24,600
INCREASE (DECREASE) IN LIABILITIES
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                      (19,800)      (108,600)
 DEFERRED REVENUE                                                            28,100         62,900
                                                                        -----------    -----------
                                                                             73,200       (119,400)
                                                                        -----------    -----------
  CASH (USED IN) OPERATING ACTIVITIES                                      (307,100)      (397,500)

INVESTING ACTIVITIES
 ADDITIONS TO FIXED ASSETS                                                  (17,500)       (42,300)
 ADDITIONS TO PATENTS                                                       (36,600)       (18,100)
 ADVANCES (TO) FROM AFFILIATE, NET                                          (17,300)      (102,600)
                                                                        -----------    -----------
  CASH (USED IN) INVESTING ACTIVITIES                                       (71,400)      (163,000)

FINANCING ACTIVITIES
 REPAYMENT OF NOTES                                                                       (825,000)
                                                                        -----------    -----------
  CASH (USED) IN FINANCING ACTIVITIES                                                     (825,000)
                                                                        -----------    -----------
  DECREASE IN CASH AND CASH EQUIVALENTS                                    (378,500)    (1,385,500)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           1,372,900      2,714,600
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                               $   994,400    $ 1,329,100
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

NOTE 2. COMPREHENSIVE INCOME (LOSS)

     In accordance with SFAS No. 130, Reporting Comprehensive Income, comprehensive loss is as follows:

                                                   Three Months Ended
                                                     September 30,
                                               -------------------------
                                                  1999           1998
                                                  ----           ----
Net loss                                       ($109,700)      ($81,000)
Currency translation adjustment                    4,900         11,100
                                               ---------      ---------
Comprehensive loss                             ($104,800)      ($69,900)
                                               =========      =========


                                                   Nine Months Ended
                                                     September 30,
                                               -------------------------
                                                  1999           1998
                                                  ----           ----
Net loss                                       ($502,100)     ($431,700)
Currency translation adjustment                  (13,200)        12,900
                                               ---------      ---------
Comprehensive loss                             ($515,300)     ($418,800)
                                               =========      =========

3. SEVERANCE EXPENSE

     In the first quarter of 1999, the Company accrued $150,000 in severance obligations relative to the February 1999 resignation of its President and Chief Executive Officer. The severance was payable in installments of approximately $15,000 per month commencing March 1, 1999. During the third quarter of 1999, the severance agreement was modified by mutual consent of the parties resulting in the reduction of $30,900 in remaining severance obligations which has been recognized as a third quarter 1999 reduction in severance expense.

4. COMMITMENTS AND CONTINGENCIES

     On November 4, 1999 a lawsuit was filed by Norman Gardner, a former director and officer of the Company, in the Court of Common Pleas for Montgomery County, Pennsylvania against the Company, its directors, and Michael McGovern, its chief operating officer. The suit alleges breach of an employment agreement and violation of Pennsylvania's wage and hour laws in failing to pay compensation. The amount sought in the action is $671,173 in actual damages plus any assessed punitive damages and costs. The suit was brought following the Company's termination of the agreement pursuant to its terms. The Company believes it has adequate defenses, intends to defend these claims vigorously and is in the process of preparing its answer, which may include the filing of counterclaims. Given the early stage of this action it is not possible to assess the likely outcome and, accordingly, no amounts are recorded on the books of the Company at September 30, 1999 in anticipation of a loss as a result of this contingency.

ITEM 2.

                            NOCOPI TECHNOLOGIES, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The Company's revenues are derived from royalties paid by licensees of the Company's technologies, fees for the provision of technical services to licensees and from the direct sale of products which incorporate or deliver the Company's technologies, such as pressure sensitive labels and ink jet printing equipment. Royalties consist of guaranteed minimum royalties payable by the Company's licensees in certain cases and additional royalties which typically vary with the licensee's sales or production of products incorporating the licensed technology. Service fee and sales revenues vary directly with the number of units of service or product provided.

     Because the Company's fixed costs are a relatively high percentage of total costs, its operating results are substantially dependent on revenue levels. Because revenues derived from licenses and royalties carry a much higher gross profit margin than other revenues, operating results are also substantially affected by changes in revenue mix.

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

     Revenues for the third quarter of 1999 were $342,300 compared to $613,700 in the third quarter of 1998, a decline of $271,400 or 44%. Licenses, royalties and fees declined by $207,800 or 42%, to $289,500 in the third quarter of 1999 from $497,300 in the third quarter of 1998. During the third quarter of 1999, the Company's largest customer, Paxar Corporation, terminated its arrangement with the Company whereby it incorporated the Company's technologies into labels it produced and sold to a major apparel manufacturer. The loss of this customer accounted for $168,400 or 81% of the decline in licenses, royalties and fees. Additionally, the termination of license agreements during the second half of 1998 and first half of 1999 with five other licensees negatively affected third quarter 1999 revenues from licenses, royalties and fees. Product and other sales declined by $63,600 to $52,800 in the third quarter of 1999 from $116,400 in the third quarter of 1998. The decline is due primarily to lower sales of pressure-sensitive labels and ink-jet printing equipment.

     For the first nine months of 1999, revenues were $1,393,900, $562,000 or 29% lower than revenues of $1,955,900 in the first nine months of 1998. Licenses, royalties and fees declined by $311,200, or 22%, to $1,091,000 in the first nine months of 1999 from $1,402,200 in the first nine months of 1998. The loss of revenues from Paxar Corporation, due to lower volumes in the first six months of 1999 and the license termination in the third quarter, accounted for $214,200 or 69% of the decline in licenses, royalties and fees. The termination of certain other license agreements during 1998 and 1999 accounted for the balance of the decline.

     The Company's gross profit declined 52% to $203,100, or 59% of revenues in the third quarter of 1999 from $426,600, or 70% of revenues in the third quarter of 1998. The decline in the gross margin, both as a percentage of revenues and in absolute dollars, is due primarily to the substantial reduction in revenues derived from licenses, royalties and fees. Certain components of cost of sales related to licenses, royalties and fees, such as production labor and rent, are substantially fixed. The variable component of these costs of sales, primarily ink and chemicals, is a small percentage of the related revenues. As these revenues decline, the gross margin is negatively impacted, both in absolute dollars and as a percentage of revenues. Product sales, which primarily consist of manufactured products, which incorporate the Company's technologies, equipment to support the application of its technologies or other products purchased for re-sale, are generally purchased from third-party vendors and sold to the end-user or licensee. These products carry a significantly lower gross margin than licenses, royalties and fees.

     The gross profit for the first nine months of 1999 was $844,900, or 61% of revenues, compared to $1,151,800, or 59% of revenues, in the first nine months of 1998. The factors described above, relative to the third quarter gross margin, affected the first nine months as well.

     Research and development expenses declined to $50,600 and $176,100 in the third quarter and first nine months of 1999, respectively, from $97,200 and $312,000 in the comparable periods of 1998. The reductions were due primarily to lower compensation expenses resulting from modifications to compensation arrangements with certain individuals including lower travel expenses.

     Sales and marketing expenses declined to $146,500 and $529,900 in the third quarter and first nine months, respectively, of 1999 from $201,200 and $610,000 in the comparable 1998 periods. The decline relates primarily to lower commission expenses on the lower revenues and lower travel expenses in 1999 compared to 1998.

     General and administrative expenses declined to $127,500 in the three months ended September 30, 1999 from $221,900 in the three months ended September 30, 1998. For the first nine months of 1999, general and administrative expenses were $663,000 compared to $685,900 in the first nine months of 1998. The substantial reduction in third quarter 1999 general and administrative expenses compared to the third quarter of 1998 is due primarily to lower salary expense as a result of the resignation of the Company's President and Chief Executive Officer in February 1999. In the first quarter of 1999, the Company charged to expense $150,000 in related severance obligations. During the third quarter of 1999, the severance arrangement was modified by mutual consent of the parties resulting in a reduction in severance expense of $30,900, which was recognized in the third quarter of 1999.

     Other income (expense) includes interest on the $125,000 Series B 9% Subordinated Convertible Promissory Notes due March 31, 2000. The decline in interest income in the third quarter and first nine months of 1999 compared to the third quarter and first nine months of 1998 relates to lower levels of cash invested as cash was utilized during 1998 to fund operations and to repay $825,000 of the convertible notes.

     Equity in net income (loss) of affiliate represents the proportionate share in the income of Euro-Nocopi attributable to the Company's approximate 18% ownership share of Euro-Nocopi.

     The net loss increased in the third quarter of 1999 to $109,700 in the third quarter of 1999 from $81,000 in the third quarter of 1998 due primarily to the lower gross profit resulting from the sales decline, partially offset by a $195,700 reduction in overhead expenses. The increase in the loss of $502,100 for the first nine months of 1999 compared to the loss of $431,700 in the first nine months of 1998 relates primarily to the same factors as the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents declined to $994,400 at September 30, 1999 from $1,372,900 at December 31, 1998. The cash was used primarily to fund operations over the nine-month period including reimbursable expenses on behalf of its European affiliate.

     During the third quarter of 1999, the Company's largest customer, Paxar Corporation, terminated its license arrangement with the Company. As the loss of this customer will have a material adverse effect on the Company's results of operations and upon its liquidity and capital resources, the Company believes that the condition arising from this event raises substantial doubts about the Company's ability to continue as a going concern. The Board of Directors of the Company is in the process of reviewing strategic alternatives to provide increased liquidity, improve cash flow and enhance stockholder value. These potential alternatives include an investment in the Company by a strategic partner, the pursuit of strategic alliances, acquisitions or the sale of all or part of the business. There can be no assurances that the Company will be successful in accomplishing such a transaction or, if so achieved, that the transaction will have a material positive effect on the Company's business operations and cash flow. While the financial statements have been prepared assuming the Company will continue as a going concern, a further deterioration in its liquidity or its inability to effect a transaction described above may require the write-off, in a future period, of intangible assets, principally patents, whose current carrying value is $513,200.

     On November 4, 1999 a lawsuit was filed by Norman Gardner, a former director and officer of the Company, in the Court of Common Pleas for Montgomery County, Pennsylvania against the Company, its directors, and Michael McGovern, its chief operating officer. The suit alleges breach of an employment agreement and violation of Pennsylvania's wage and hour laws in failing to pay compensation. The amount sought in the action is $671,173 in actual damages plus any assessed punitive damages and costs. The suit was brought following the Company's termination of the agreement pursuant to its terms. The Company believes it has adequate defenses, intends to defend these claims vigorously and is in the process of preparing its answer, which may include the filing of counterclaims. Given the early stage of this action it is not possible to assess the likely outcome and, accordingly, no amounts are recorded on the books of the Company at September 30, 1999 in anticipation of a loss as a result of this contingency.

     The Company is aware of Year 2000 potential problems. These potential problems exist because many computer software applications use two digits to designate a year. Any computer hardware and programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The inability to properly process dates beyond 1999 may cause computer systems to process information incorrectly or not at all. As its internal information systems consist primarily of third party software systems, the Company intends to purchase and install available Year 2000 compliant upgrade versions during the fourth quarter of 1999. The Company has determined that the vendor's upgrade software is available and is Year 2000 complaint. The Company estimates the costs to purchase and install the upgrades at less than $10,000. The Company continues to communicate with vendors, financial institutions and others to assure their compliance to Year 2000 issues. However, there can be no assurance that the systems of other companies on which the Company relies will be converted in a timely manner.

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

     New Business Opportunities. The Company, with limited research and development resources, is compelled to develop new technologies that it believes will enhance and expand its position in the anti-counterfeiting and anti-diversion marketplace it serves. There can be no assurance that the resources expended in this effort will generate significant revenues for the Company.

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

     Volatility of Stock Prices. The market price for the Company's common stock has historically experienced significant fluctuations and may continue to do so. The Company has, since its inception, operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company's common stock is not listed on a national or regional securities exchange and, consequently, the Company receives limited publicity regarding its business achievements and prospects, nor do securities analysts and traders extensively follow it. The market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company's common stock.

     Adverse Liquidity. As a result of the loss of a number of customers during the past eighteen months including, in the third quarter of 1999, the Company's largest customer, the Company is experiencing a period of adverse liquidity during which it will be required to reduce expenses while the Company's Board of Directors explore options to restructure the Company's operations, including seeking a potential business combination. The requirements to conserve cash may cause the Company to limit its discretionary research and development and sales and marketing expenditures, thus impeding the Company's ability to develop new technologies and markets. These factors may negatively impact the Company's efforts to increase its customer base and revenues.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     On November 4, 1999 a suit was filed by Norman Gardner, a former director and officer of the Company, in the Court of Common Pleas for Montgomery County, Pennsylvania against the Company, its directors, and Michael McGovern, its chief operating officer. The suit alleges breach of an employment agreement and violation of Pennsylvania's wage and hour laws in failing to pay compensation. The amount sought in the action is $671,173 in actual damages plus any assessed punitive damages and costs. The suit was brought following the Company's termination of the agreement pursuant to its terms. The Company intends to defend these claims vigorously and is in the process of preparing its answer. Given the early stage of this action it is not possible to assess the likely outcome.


Item 2. Changes in Securities

     Not Applicable


Item 3. Defaults Upon Senior Securities

     Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable


Item 5. Other Information

     Not Applicable


Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibit 3.5 - Amendments to Bylaws

          (b). Exhibit 10.19 - Director Indemnification Agreement

          (c). Exhibit 10.20 - Officer Indemnification Agreement

          (d). Exhibit 27 - Financial Data Schedule

          (e). No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NOCOPI TECHNOLOGIES, INC.


DATE:  November 15, 1999            /s/ Jack H. Halperin
                                    --------------------
                                   Jack H. Halperin
                                   Chairman of the Board


DATE: November 15, 1999             /s/ Rudolph A. Lutterschmidt
                                    ----------------------------
                                    Rudolph A. Lutterschmidt
                                    Vice President & Chief Financial Officer