Form 10KSB
period 1999-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2000-04-14
CIK 888981

Form 10-KSB
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                             -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ______________

     Commission file number 0-20333
                            -------


                           Nocopi Technologies, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           Maryland                                          87-0406496
---------------------------------                     --------------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)


537 Apple Street, West Conshohocken, PA                        19428
----------------------------------------              --------------------------
(Address of principal executive offices)                     (Zip Code)


Issuer's telephone number (610) 834-9600
                          --------------


Securities registered under Section 12(b) of the Exchange Act:

    Title of each class              Name of each exchange on which registered

           None                                      Not Applicable
----------------------------       --------------------------------------------

----------------------------       --------------------------------------------


Securities registered under section 12(g) of the Exchange Act:

     Common Stock $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X  No   .
                                                                      ---   ---

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Form 10-KSB
--------------------------------------------------------------------------------
     State issuer's revenues for its most recent fiscal year. $1,698,900
                                                             -----------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer. $8,000,000 at March 31, 2000.
                                           -----------------------------


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 33,817,332 shares of Common Stock, $.01 par value at March 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     The information required by Part III, Items 9-12, is incorporated by reference to Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I

ITEM 1. BUSINESS

Background

Nocopi Technologies, Inc. (hereinafter "Nocopi" or "Registrant") was originally organized in 1983 to utilize a technology developed by its founders for impeding the reproduction of documents on office copiers. In its early stages of development, Nocopi's business consisted primarily of selling burgundy colored, copy resistant paper to protect corporate documents, that is, to provide document security. In the last several years, Registrant has continued to refine its document security technologies but has increasingly focused on developing and marketing technologies for document and product authentication which can reduce losses caused by fraudulent document reproduction and by product counterfeiting and/or diversion. Registrant derives revenues by licensing its technologies to end users and, secondarily, by selling products incorporating its technologies and technical support services.

Registrant is involved in the business of product and document authentication and security. It has developed and markets a variety of products--special inks and paper which deters photocopying and transmission by facsimile and proprietary inks which print invisibly until activated for the purpose of identifying counterfeit or diverted products. Registrant's document and product authentication technologies have become the most substantial market for Registrant. Sales are made either through licensees or directly to end-users.

Registrant's financial condition has deteriorated in recent years. Under its prior management, Registrant sought to respond to this deterioration by reducing its general and administrative, marketing and research and development expenses. These actions significantly reduced operating costs, but also resulted in a decline in revenues, with the result that Registrant's decline was not stabilized.

Certain stockholders unhappy with the performance of Registrant's prior management formed a stockholders committee known as the Nocopi Committee to Maximize Our Return on Equity ("NoMore") during 1999. NoMore nominated a slate of directors in opposition to the slate of directors proposed by management for election as directors at Registrant's annual meeting of stockholders held on December 15, 1999. NoMore's challenge to incumbent management was successful, and its nominees were elected to fill five of the six available director positions at the annual meeting. The sixth person elected, a nominee of prior management, has since resigned and the vacancy created by his resignation has been filled by the remaining directors.

Since Registrant's current board of directors was elected, Registrant has focused on continued reduction of non-essential or unproductive expense, refocusing marketing efforts, to the extent permitted by Registrant's limited resources, in areas believed most likely to generate revenues in the near term, and exploring options, including fundamental transactions, that may improve Registrant's long term prospects or result in enhanced shareholder value. In particular, individual members of Registrant's board of directors have expended substantial time and effort in pursuing perceived opportunities to enhance Registrant's revenues in the near term in order to stabilize and improve Registrant's financial performance and in pursuing and evaluating potential business combinations. Although Registrant believe that such efforts are beginning to result in improved financial performance, it remains uncertain whether such efforts ultimately will result in Registrant becoming profitable or in Registrant's entering into any fundamental transaction.

Anti-Counterfeiting and Anti-Diversion Technologies and Products

Recent developments in copying and printing technologies have made it even easier to counterfeit a wide variety of documents. Lottery tickets, gift certificates, event and transportation tickets, travelers' checks and the like are all susceptible to counterfeiting, and Registrant believes that losses from such counterfeiting have increased substantially with improvements in technology. Product counterfeiting has long caused losses to manufacturers of brand name products, and Registrant believes these losses have also increased as the counterfeiting of labeling and packaging has become easier.

Registrant's document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document which can be activated or revealed by use of a special highlighter pen when authentication is required. This is sold under the trade mark COPIMARK(TM). Other variations of the COPIMARK(TM) technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi's RUB & REVEAL(R) system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion

(i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). Registrant's invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

Document Security Products

Nocopi markets a line of burgundy colored papers that deter photocopying and transmission by facsimile. This colored paper inhibits photocopier reproduction at the cost of loss of easy legibility to the reader. Registrant currently markets its copy resistant papers in three grades, each balancing improved copy resistance against diminished legibility. Registrant also user defined, pre-printed forms on which selected areas are colored to inhibit reproduction. An example is a doctor's prescription form with the signature area protected. This product line is called SELECTIVE NOCOPI(TM). Registrant also offers several inks that impede photocopying by color copiers. This technology is called COLORBLOC(R).

In late 1999 the Registrant became a distributor for the Wicker 2000 line of security paper. This patented product, complementary to the Registrant's line of security paper, produces a message, such as "unauthorized copy", when a copy of an original document that was printed or typed on the Wicker 2000 paper, is reproduced on a black & white or color photocopier.

The following table illustrates the approximate percentage of Registrant's revenues accounted for by each type of its products for each of the two last fiscal years:

                                                                    Year Ended December 31,
                                                                    -----------------------

Product Type                                                       1999                1998
------------                                                       ----                ----
Anti-Counterfeiting & Anti-Diversion Technologies and Products      96%                 97%
Document Security Products                                           4%                  3%

Marketing

The marketing approach of Registrant is to offer sufficient flexibility in its products and technologies so as to provide cost effective solutions to a wide variety of counterfeiting, diversion and copier fraud problems. As a technology company, Registrant generates revenues primarily by collecting license fees from market-specific manufacturers who incorporate Registrant's technologies into their manufacturing process and their products. Registrant also licenses its technologies directly to end-users.

Registrant has identified a number of major markets for its technologies and products, including security printers, manufacturers of labels and packaging materials and distributors of brand name products. Within each market, key potential users have been identified, and several have been licensed. Within North America, sales efforts include direct selling by company personnel to create end user demand and selling through licensee sales forces and sales agents with support from company personnel. Registrant has determined that technical sales support by its personnel is of great importance to increasing its licensees' sales of products incorporating Registrant's technologies and, therefore, maintains its commitment to providing such support.

Registrant's new management has refocused the company's marketing efforts somewhat in view of the limited resources available to the Company for marketing and the need to improve the Registrant's cash flow. Current marketing efforts are focused on Registrant's more mature technologies that can be utilized by customers with relatively less development efforts.

As continued improvements in color copier and desktop publishing technology make counterfeiting and fraud opportunities less expensive and more available, Registrant intends, to the extent feasible, to maintain an interactive product development and enhancement program with the combined efforts of marketing, applications engineering and research and development. Registrant's objective is to concentrate its efforts on developing market-ready products with the most beneficial ratios of market potential to development time and cost.

Euro-Nocopi, S.A.

In 1994, the Registrant formed a European company, Euro-Nocopi, S.A., to market the Company's technologies in Europe under an exclusive license agreement. Euro-Nocopi, S. A., headquartered in Paris, has sales representatives in France, England and Germany. Euro-Nocopi, S.A. sells the full range of Nocopi products and technologies in the European market, both to European-based companies and to subsidiaries of U.S.-based corporations. The Registrant receives a minimum licensing fee and, when certain annual revenue levels are attained by Euro-Nocopi, S.A., an additional royalty stream from revenues generated in Europe. The Registrant owns approximately an 18% interest in Euro-Nocopi, S.A. and holds warrants permitting it to increase its interest to 55%. This warrant is exercisable beginning the earlier of 1) January 1, 2001; 2) in the event of a sale of all or part of Euro-Nocopi; or 3) in the event of a public listing of Euro-Nocopi's shares on a stock market. In addition, if no public offering of Euro-Nocopi, S.A. has been made by January 2001, Registrant may acquire all shares of Euro-Nocopi, S.A. not owned by the Registrant for approximately one million shares of the Registrant's common stock. This call right expires on December 31, 2001.

Major Customers

During 1999, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 1999 total revenues from one non-affiliated customer, Paxar Corporation, which accounted for approximately 15% of 1999 revenues. Paxar terminated its license arrangement with the Registrant in September 1999.

Outside Sales Agents

The Company has engaged outside sales agents who are paid commissions on sales to various customers of the Company and may also receive retainers and reimbursement for certain expenses. During 1999 the total payments to outside sales agents was approximately $100,000 as compared to such payments of approximately $170,000 in 1998.

Manufacturing

Nocopi has a small facility for the manufacture of its security inks. Except for this facility, Registrant does not maintain manufacturing facilities. Registrant presently subcontracts the manufacture of its applications (mainly printing and coating) to third party manufacturers and expects to continue such subcontracting. Because some of the processes that Nocopi uses in its applications are based on relatively common manufacturing technologies, there appears to be no technical or economic reason for Registrant to invest capital in its own manufacturing facilities.

Registrant has established a quality control program that currently entails laboratory analysis of developed technologies. When warranted, Registrant's specially trained technicians travel to third party production facilities to install equipment, train client staff and monitor the manufacturing process.

Patents

Nocopi has received various patents and has patents pending in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. Patent applications for Registrant's technology (including improvements in the technology) have also been filed in numerous other jurisdictions where commercial usage is foreseen, including other countries in Europe, Japan, Australia, and New Zealand, and the rights under such applications have been assigned to Registrant. Registrant's patent counsel, which conducted the appropriate searches in Canada and the United States, has reviewed the results of searches conducted in Europe and advised management that effective patent protection for Registrant's technology should be obtainable in all countries in which the patent applications have been filed. There can be no assurance, however, that such protection will be obtained.

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

In the United States and Canada, the details of the product or process that is sought to be patented are not publicly disclosed until a patent is granted. However, in some other countries, patent applications are automatically published at a specified time after filing.

As a result of the Registrant's deteriorating financial condition, the Registrant wrote-off unamortized patent costs of $503,000 in the fourth quarter of 1999 due to the uncertainty of their recoverability.

Research and Development

Nocopi has been involved in research and development since its inception. Although Registrant's deteriorating financial condition has forced it to reduce funding for research and development in recent years, it intends to continue its research and development activities in three areas. First, Registrant will continue to refine its present family of products. Second, Registrant will seek to develop specific customer applications. Finally, if feasible, Registrant will seek to expand its technology into new areas of implementation..

During the years ended December 31, 1999, and 1998, Nocopi expended approximately $145,700 and $376,400, respectively, on research and development activities (excluding capital expenditures related to research and development activities).

Competition

In the area of document and product authentication and serialization, Registrant is aware of other technologies, both covert and overt surface marking techniques, requiring decoding implements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes the Registrant markets its covert technologies. These include, among others, biological DNA codes, microtaggants, thermochronic, UV and infrared inks as well as encryption, 2D symbology and laser engraving. Registrant believes its patented and proprietary technologies provide a unique and cost-effective solution to the problem of counterfeiting and gray marketing. Registrant is not aware of any competitors that market paper which functions in the same way as Nocopi security papers, although management is aware of a limited number of competitors which are attempting different approaches to the same problems which Registrant's products address. Registrant is aware of a Japanese company that has developed a film overlay that is advertised as providing protection from photocopying. Registrant has examined the film overlay and believes that it has a limited number of applications. Nocopi security paper is also considerably less expensive than the film overlay.

Other indirect competitors are marketing products utilizing the hologram and copy void technologies. The hologram, which has been incorporated into credit cards to foil counterfeiting, is considerably more costly than Registrant's technology. Copy void is a security device that has been developed to indicate whether a document has been photocopied. Registrant also markets a product that has similar features to the copy void technology.

Registrant has limited resources, and there can be no assurance that businesses with greater resources than Registrant will not enter the market and compete with Registrant.

Employees

At March 31 2000, Registrant had six full-time employees. Registrant maintains key-person life insurance of $1 million on Dr. Arshavir Gundjian, a consultant and former executive officer. Registrant believes that its relations with its employees are good.

Financial Information about Foreign and Domestic Operations

Certain information concerning Registrant's foreign and domestic operations is contained in Note 9 to Registrant's Financial Statements included elsewhere in this Annual Report on Form 10-KSB, and is incorporated herein by reference.


ITEM 2. PROPERTIES

Registrant's corporate headquarters, research and ink production facilities are located at 537 Apple Street, West Conshohocken, Pennsylvania 19428. Its telephone number at that location is (610) 834-9600. These premises consist of approximately 14,800 square feet of space leased from an unaffiliated third party under a lease expiring in February 2003. Current monthly rental under this lease is $8,500 subject to further annual increases on the anniversary date of the lease in each of the next two years. Registrant is also responsible for the operating costs of the building.

Registrant's former corporate headquarters, located at 230 Sugartown Road, Wayne, Pennsylvania 19087, has been sub-let for the duration of the lease term at a monthly rental approximating the Registrant's rental obligation. These premises consist of approximately 2,800 square feet of space leased from an unaffiliated third party under a lease expiring in July 2001. Current monthly rental under this lease is $5,300.

Registrant is currently seeking to sub-let the portion of its West Conshohocken property that it considers to be in excess of its current needs due to the loss of customers over the past year and the reduction in its number of employees. There are no assurances that Registrant will be able to obtain a tenant willing to enter into such a sublease on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

Except as set forth below, Registrant is not aware of any material pending litigation (other than ordinary routine litigation incidental to its business where, in management's view, the amount involved is less than 10% of Registrant's current assets) to which Registrant is or may be a party, or to which any of its properties is or may be subject, nor is it aware of any pending or contemplated proceedings against it by any governmental authority. Registrant knows of no material legal proceedings pending or threatened, or judgments entered against, any director or officer of Registrant in his capacity as such.

On January 21, 2000, Michael McGovern, Registrant's former Chief Operating Officer, initiated a proceeding before the Pennsylvania Human Relations Commission ("PHRC") against the Registrant alleging that Registrant's termination of his employment on December 16, 1999 constituted discrimination against him based on his religious beliefs. The relief sought by Mr. McGovern is unspecified. The Registrant has responded to Mr. McGovern's claim by denying that it has discriminated against Mr. McGovern in any respect. Registrant believes Mr. McGovern's claim to be entirely without basis and intends to continue vigorously to defend against this claim. The PHRC conducted a hearing on Mr. McGovern's claim on March 28, 2000 but has not yet issued any determination with respect thereto. The PHRC has no authority to enter a judgment determining Mr. McGovern's claim or holding Registrant liable for damages. It may, however, issue a finding concerning whether or not Mr. McGovern has cause to proceed with his discrimination claim and such a finding may be admissible as evidence in litigation which may be initiated following the issuance of such finding.

On November 4, 1999, Norman A. Gardner, Registrant's founder, its Chief Executive Officer until 1997 and, until September 27, 1999, an employee of the Registrant filed suit in the Court of Common Pleas of Montgomery County Pennsylvania against the Registrant, certain of its former officers and directors and an associate of certain former directors. The complaint sought damages in excess of $700,000 relating to the termination of Mr. Gardner's employment. In February 2000, Registrant and Mr. Gardner reached a settlement of the dispute pursuant to which Mr. Gardner has released all claims against the Registrant and the other defendants, except for the associate of certain former directors. Under the settlement, Registrant made a lump sum payment to Mr. Gardner of $102,000.and agreed to pay him an additional $10,000 per month from January 2000 through February 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Registrant was held on December 15, 1999. At such meeting, the following persons were elected as directors of Registrant:
Michael Feinstein, Arshavir Gundjian, Richard Levitt, Waldemar Maya, Jr., Steven Pinsk and Joel Pinsky. There were no directors (other than Arshavir Gundjian, who was elected at the meeting) whose term in office continued after the meeting.

The voting in the election of directors was as follows:
------------------------------------------------------------------------------
|     Name of Nomineee     |      Votes For     |  Votes Against or Withheld  |
|    ----------------      |      ---------     |  -------------------------  |
|--------------------------|--------------------|-----------------------------|
|Michael Feinstein         |    14,454,349      |                             |
|--------------------------|--------------------|-----------------------------|
|Richard Levitt            |    14,454,349      |                             |
|--------------------------|--------------------|-----------------------------|
|Waldemar Maya, Jr.        |    14,454,349      |                             |
|--------------------------|--------------------|-----------------------------|
|Steven Pinsk              |    14,454,349      |                             |
|--------------------------|--------------------|-----------------------------|
|Joel Pinsky               |    14,454,349      |                             |
|--------------------------|--------------------|-----------------------------|
|James Abrahart            |    5,901,542 (1)   |                             |
|--------------------------|--------------------|-----------------------------|
|Susan Cox                 |    5,901,542 (1)   |                             |
|--------------------------|--------------------|-----------------------------|
|Arshavir Gundjian         |    5,901,542       |                             |
|--------------------------|--------------------|-----------------------------|
|Jack Halperin             |    5,901,542 (1)   |                             |
|--------------------------|--------------------|-----------------------------|
|Michael McGovern          |    <5,901,542      |                             |
|--------------------------|--------------------|-----------------------------|
|M. Kelly Tillery          |    <5,901,542      |                             |
------------------------------------------------------------------------------

(1) Withdrew prior to counting of the vote. At the Annual Meeting, the

Stockholders also voted on the following proposals, which received the votes indicated:

  -----------------------------------------------------------------------------------------------------------------------
  |                Proposal                  |         Votes For       |       Votes Against     |        Abstaining    |
  |------------------------------------------|-------------------------|-------------------------|----------------------|
  |to require stockholder approval of any    |  9,367,728              |  6,064,250              |   3,448,487          |
  |proposal which changes the conversion     |                         |                         |                      |
  |rights of shareholders of Euro-Nocopi,    |                         |                         |                      |
  |S.A. or changes any rights of the         |                         |                         |                      |
  |Company with respect to such conversion   |                         |                         |                      |
  |------------------------------------------|-------------------------|-------------------------|----------------------|
  |to amend the Registrant's Articles of     |  8,918,008              |  6,408,570              |   3,553,597          |
  |Incorporation with respect to             |                         |                         |                      |
  |transactions between the Registrant and   |                         |                         |                      |
  |its officers, directors, affiliates and   |                         |                         |                      |
  |principal stockholders                    |                         |                         |                      |
  |------------------------------------------|-------------------------|-------------------------|----------------------|
  |to ratify the selection of BDO Seidman,   |  20,335,383             |  38,592                 |   141,768            |
  |LLP to serve as the auditors for the      |                         |                         |                      |
  |Company for the fiscal year ending        |                         |                         |                      |
  |December 31, 1999                         |                         |                         |                      |
  -----------------------------------------------------------------------------------------------------------------------

Each proposal was approved by the Registrant's stockholders.

The votes reported in the above tables are approximate based on the best information currently available to Registrant. The person appointed by Registrant's prior management to serve as the judge of the election at Registrant's annual meeting has not filed her report in such capacity.

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

                                                  High Bid      Low Bid
                                                  --------      -------

          January 1, 1998 to March 31, 1998         $.25         $.16
          April 1, 1998 to June 30, 1998            $.44         $.17
          July 1, 1998 to September 30, 1998        $.21         $.08
          October 1, 1998to December 31, 1998       $.16         $.07

          January 1, 1999 to March 31, 1999         $.16         $.08
          April 1, 1999 to June 30, 1999            $.29         $.15
          July 1, 1999 to September 30, 1999        $.24         $.08
          October 1, 1999 to December 31, 1999      $.21         $.09

          January 1, 2000 to March 31, 2000         $.35         $.16

As of March 31, 2000, 33,817,332 shares of Registrant's Common Stock were outstanding. The number of holders of record of Registrant's Common Stock was approximately 1,100. However, Registrant estimates that it has a significantly greater number of Common Stockholders because a number of shares of Registrant's Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 33,817,332 shares of Common Stock which are outstanding, Registrant, at March 31, 2000, has reserved for issuance 14,343,983 shares of its Common Stock which underlie outstanding options and warrants to purchase Common Stock of the Registrant and securities issued by Euro-Nocopi, S.A., which may be converted into Registrant's common stock.

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

         Because the Company has a relatively high level of fixed costs, its operating results are substantially dependent on revenue levels. Because revenues derived from licenses and royalties carry a much higher gross profit margin than other revenues, operating results are also significantly affected by changes in revenue mix.

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

         Revenues for 1999 were $1,698,900, a decline of 30% from $2,423,900 in 1998. Licenses, royalties and fees declined by 27% to $1,307,400 in 1999 from $1,796,600 in 1998. The loss of $332,200 of license revenues from Paxar Corporation, the Company's largest customer, due to lower volume in the first six months of 1999 and the termination of the license in the third quarter of 1999, accounted for 68% of the $489,200 decline in licenses, royalties and fees. Additionally, the termination or expiration of license agreements with seven other licensees during 1998 and 1999 negatively impacted 1999 revenues from licenses, royalties and fees partly offset by customers first entering into license agreements during fiscal 1999. Product and other sales were $391,500 in 1999 compared to $627,300 in 1998, a decline of $235,800 or 38%. The decline results primarily from lower sales of pressure sensitive labels in 1999 compared to 1998 due to the termination in 1998 of a license and production agreement with 3M Corporation.

         Gross profit declined to $1,163,100 or 68% of revenues from $1,479,000 or 61% of revenues in 1998. The decline in gross profit, expressed in absolute dollars, is due primarily to the substantial reduction in revenues derived from licenses, royalties and fees. Certain components of cost of sales related to licenses, royalties and fees, such as production labor and rent, are substantially fixed. The variable component of these costs of sales, primarily ink and chemicals, is a small percentage of the related revenues. As these revenues decline, the gross profit is negatively impacted, both in absolute dollars and as a percentage of revenues. Partially offsetting the decline in gross margin due to lower revenues from licensees, royalties and fees is a $128,500 one-time reduction in cost of sales resulting from the December 1999 renegotiation of a long-standing license agreement with a partner/supplier. Under the terms of the agreement, on-going commissions due the partner/supplier were lowered and previously unpaid commissions were settled at a reduced amount. Accordingly, the Company reduced its accrued commissions at December 31, 1999 and recorded a $128,500 reduction in cost of sales. This reduction positively impacted the gross profit, expressed as a percentage of revenues, by seven percent. Product and other sales consisting primarily of manufactured products, which incorporate the Company's technologies, equipment to support the application of its technologies or other products purchased for re-sale, are generally purchased from third-party vendors and sold to the end-user or licensee. These products carry a significantly lower gross profit than licenses, royalties and fees.

         Research and development expenses declined to $145,700 in 1999 from $376,400 in 1998. The reduction was due primarily to lower compensation expenses resulting from modifications to compensation arrangements with certain individuals and lower travel expenses.

         Sales and marketing expenses declined to $604,300 in 1999 from $790,800 in 1998. The decline relates primarily to lower compensation expense resulting from staff reductions, lower commission expense on the lower revenues and lower travel expense in 1999 compared to 1998.

         General and administrative expenses declined to $699,000 in 1999 from $733,600 in 1998. The decline is due in part to a reduction in salary expense of $150,000 resulting primarily from the resignation of the Company's President and Chief Executive Officer in February 1999. At the Company's Annual Meeting in December 1999, a slate of directors nominated in opposition to the Company's incumbent Board of Directors was elected by the stockholders. Incremental costs borne by the Company (including reimbursement of the contesting nominees' expenses), primarily legal, printing and proxy solicitation costs associated with the contested election approximated $125,000.

         In the fourth quarter of 1999, the Company wrote off $507,500 of intangible assets, primarily patents, due to the uncertainty of their recoverability as a result of the Company's adverse liquidity situation.

         Severance expense of $394,300 relates principally to severance arrangements with two individuals. In 1999, the Company paid $119,100 to its former President and Chief Executive Officer under a severance agreement negotiated in February 1999 and later modified by mutual consent of the parties. In the fourth quarter of 1999, a former employee filed a lawsuit against the Company, its directors and chief operating officer seeking damages allegedly resulting from the termination of his employment agreement by the Company. This lawsuit was settled in February 2000. Under the terms of the agreement, $102,000 was paid at signing with fourteen installments of $10,000 each payable monthly commencing January 2000. The Company also agreed to provide health care insurance through the term of the agreement. In accordance with the severance agreement, a charge of $265,000 was recorded at December 31, 1999 and is reflected as Accrued Severance on the balance sheet.

         Other income (expense) includes interest on the $125,000 Series B 9% Subordinated Convertible Promissory Notes due March 31, 2000. The decline in interest income to $45,700 in 1999 compared to $96,300 in 1998 relates to lower levels of cash invested.

         Equity in net income (loss) of unconsolidated affiliate represents the proportionate share in the net income or loss of Euro-Nocopi attributable to the Company's approximate 18% ownership share of Euro-Nocopi. In 1999, the Company's proportionate share in Euro-Nocopi's net income was $92,900 compared to a loss of $27,100 in 1998. The improved Euro-Nocopi financial results are attributable in part to a one-time reduction in accrued commissions due a partner/supplier resulting from the renegotiation of a license agreement in late 1999.

         The net loss increased to $1,262,600 in 1999 from $548,800 in 1998 for the reasons explained above.

Liquidity and Capital Resources

         The Company's cash and cash equivalents declined to $750,000 at December 31, 1999 from $1,372,900 at December 31, 1998. The cash was used primarily to fund operations throughout the year.

         In 1999, the Company's largest customer, Paxar Corporation, terminated its license arrangement with the Company. As the loss of this customer had a material adverse effect on the Company's results of operations and upon its liquidity and capital resources, the Company believes that the condition arising from this event raises substantial doubts about the Company's ability to continue as a going concern. The Board of Directors of the Company is in the process of reviewing strategic alternatives to provide increased liquidity, improve cash flow and enhance stockholder value. These potential alternatives include an investment in the Company by a strategic partner, the pursuit of strategic alliances, acquisitions or the sale of all or part of the business. There can be no assurances that the Company will be successful in accomplishing such a transaction or, if so achieved, that the transaction will have a material positive effect on the Company's business operations and cash flow. Accordingly, the Company wrote off $507,500 of intangible assets, primarily patents, due to the uncertainty of their recoverability.

         The Company, in response to the adverse liquidity situation, has instituted a cost reduction program including staff reductions and curtailment of discretionary research and development and sales and marketing expenses.

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

         New Business Opportunities. The Company, with limited research and development resources, is compelled to develop new technologies that it believes will enhance and expand its position in the anti-counterfeiting and anti-diversion marketplace that it serves. There can be no assurance that the resources expended in this effort will generate significant revenues for the Company.

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

         Adverse Liquidity. As a result of the loss of a number of customers during the past two years including, in 1999, the Company's largest customer, the Company is experiencing a period of adverse liquidity during which it will be required to reduce expenses while the Company's Board of Directors explore options to restructure the Company's operations, including seeking a potential business combination. The requirements to conserve cash has causes the Company to limit its discretionary research and development and sales and marketing expenditures, thus impeding the Company's ability to develop new technologies and markets. These factors may negatively impact the Company's efforts to increase its customer base and revenues.

Forward-Looking Information

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

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133 as amended by SFAS 137"). SFAS 137 delays the date of implementation of SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

         The information required by Part III, items 9 through 12, inclusive of Form 10-KSB are incorporated by reference to Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders which shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-KSB relates.


                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Financial Statements are filed as part of this Annual Report on Form 10-KSB


                                                                      PAGE
                                                                      ----
Report of Independent Certified Public Accountants                    F-1

Balance Sheet as of December 31, 1999                                 F-2

Statements of Operations for the Years ended
December 31, 1999 and 1998                                            F-3

Statements of Stockholders' Equity for the
Years ended December 31, 1999 and 1998                                F-4

Statements of Cash Flows for the Years ended
December 31, 1999 and 1998                                            F-5

Notes to Financial Statements                                     F-6 to F-12



(b)  The Exhibit Index begins on Page 12 of this Annual Report on Form 10-KSB.

(c) The Registrant filed the following Current Report on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-KSB.

     December 22, 1999 - Change in Control of Registrant

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NOCOPI TECHNOLOGIES, INC.
                                         Registrant

Dated: April 14, 2000                    By: /s/ Michael A. Feinstein, M.D.
                                         ---------------------------------------
                                         Michael A.Feinstein, M.D.
                                         Chairman of the Board

Dated: April 14, 2000                    By: /s/ Rudolph A. Lutterschmidt
                                         ---------------------------------------
                                         Rudolph A. Lutterschmidt
                                         Vice President, Chief Financial Officer
                                         and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 14, 2000           /s/ Michael A. Feinstein, M.D.
                               -------------------------------------------------
                               Michael A. Feinstein, M.D., Chairman of the Board

Date: April 14, 2000           /s/ Franco Harris
                               -------------------------------------------------
                               Franco Harris, Director

Date: April 14, 2000           /s/ Richard Levitt
                               -------------------------------------------------
                               Richard Levitt, Director

Date: April 14, 2000           /s/ Waldemar Maya, Jr.
                               -------------------------------------------------
                               Waldemar Maya, Jr., Director

Date: April 14, 2000           /s/ Steven Pinsk
                               -------------------------------------------------
                               Steven Pinsk, Director

Date: April 14, 2000           /s/ Joel A. Pinsky
                               -------------------------------------------------
                               Joel A. Pinsky, Director

The following Exhibits are filed as part of this Annual Report on Form 10-KSB:

    Exhibit
    Number                            Description
    -------                           -----------

      3.1   Articles of Incorporation (1)

      3.2   Bylaws (1)

      3.3   Articles of Amendment to Articles of Incorporation (4)

      3.4   Article of Amendment to Articles of Incorporation (6)

      3.5   Amendments to Bylaws (7)

     10.1   Amended and Restated Non-Qualified Stock Option Plan (3)

     10.2   Amended and Restated Incentive Stock Option Plan (3)

     10.3 Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (2)

     10.4   License Agreement between Registrant and Euro-Nocopi S.A. (3)

     10.5   Nocopi Technologies, Inc. 1996 Stock Option Plan (4)

     10.6   Settlement Agreement between Registrant and Euro-Nocopi S.A. (5)

     10.7   Employment Agreement between Registrant and Dr. A. Gundjian (5)

     10.8   Form of Common Stock Purchase Warrant (5)

     10.9 Lease Agreement dated February 17, 1998 relating to premises at 537 Apple Street, West Conshohocken, PA 19428 (5)

     10.10  Nocopi Technologies, Inc. 1999 Stock Option Plan (6)

     10.11 Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (6)

     10.12  Severance Agreement between Registrant and Richard A. Check (6)

     10.13  Form of Series B Promissory Note due March 31, 2000 (6)

     10.14  Director Indemnification Agreement (7)

     10.15  Officer Indemnification Agreement (7)

     10.16  Modification of Severance Agreement between Registrant and Richard
            A. Check

     10.17  Severance Agreement between Registrant and Norman A. Gardner

     23.1   Consent of BDO Seidman, LLP

     27.0   Financial Data Schedule

(1) Incorporated by reference to Registrant's Registration Statement on Form 10, as filed with the Commission on or about August 19, 1992

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1994

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1997

(6) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1998

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Nocopi Technologies, Inc.
West Conshohocken, Pennsylvania

We have audited the accompanying balance sheet of Nocopi Technologies, Inc. as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                                BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
March 24, 2000

                            Nocopi Technologies, Inc.
                                  Balance Sheet

                                                                December 31
                                                                    1999
                                                                    ----
                                     Assets

 Current assets
  Cash and cash equivalents                                            $750,000
  Accounts receivable less $47,500 allowance
   for doubtful accounts                                                108,600
  Prepaid and other                                                     113,900
                                                             -------------------
   Total current assets                                                 972,500

 Fixed assets
  Leasehold improvements                                                 39,500
  Furniture, fixtures and equipment                                     461,500
                                                             -------------------
                                                                        501,000
  Less: accumulated depreciation                                        423,100
                                                             -------------------
                                                                         77,900

 Other assets
  Investment in and advances to unconsolidated affiliate                295,800
                                                             -------------------
                                                                     $1,346,200
                                                             ===================

                      Liabilities and Stockholders' Equity

 Current liabilities
  Current debt obligations                                             $125,000
  Accounts payable                                                      156,600
  Accrued expenses                                                      219,500
  Accrued severance                                                     265,000
  Deferred revenue                                                      181,900
                                                             -------------------
   Total current liabilities                                            948,000

 Commitments and contingencies

 Stockholders' equity
  Series A preferred stock $1.00 par value
   Authorized - 300,000 shares
    Issued and outstanding - none
 Common stock, $.01 par value
   Authorized - 75,000,000 shares
    Issued and outstanding - 33,817,332 shares                          338,200
  Paid-in capital                                                    10,434,600
  Accumulated other comprehensive loss                                 (39,500)
  Accumulated deficit                                              (10,335,100)
                                                             -------------------
                                                                        398,200
                                                             -------------------
                                                                     $1,346,200
                                                             ===================
See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Operations

                                                                            Years ended December 31
                                                                       1999                        1998
                                                                       ----                        ----
Revenues
 Licenses, royalties and fees                                         $1,307,400                    $1,796,600
 Product and other sales                                                 391,500                       627,300
                                                                -----------------          --------------------
                                                                       1,698,900                     2,423,900
                                                                -----------------          --------------------

Cost of sales
 Licenses, royalties and fees                                            225,600                       358,700
 Product and other sales                                                 310,200                       586,200
                                                                -----------------          --------------------
                                                                         535,800                       944,900
                                                                -----------------          --------------------
  Gross profit                                                         1,163,100                     1,479,000
                                                                -----------------          --------------------

Operating expenses
 Research and development                                                145,700                       376,400
 Sales and marketing                                                     604,300                       790,800
 General and administrative                                              699,000                       733,600
 Related party expenses                                                  198,300                       156,600
 Impairment of patents and other intangible assets                       507,500                             -
 Severance expense                                                       394,300                             -
                                                                -----------------          --------------------
                                                                       2,549,100                     2,057,400
                                                                -----------------          --------------------
  Loss from operations                                               (1,386,000)                     (578,400)
                                                                -----------------          --------------------

Other income (expenses)
 Amortization of debt issuance costs                                                                   (6,300)
 Interest income                                                          45,700                        93,600
 Interest and bank charges                                              (15,200)                      (30,600)
 Equity in net income (loss) of unconsolidated affiliate                  92,900                      (27,100)
                                                                -----------------          --------------------
                                                                         123,400                        29,600
                                                                -----------------          --------------------
  Net loss                                                          ($1,262,600)                    ($548,800)
                                                                =================          ====================

Basic and diluted loss per common share                                                                 ($.02)
                                                                          ($.04)


Weighted average common shares outstanding                            33,693,999                    33,587,332


 See notes to financial statements.

                            Nocopi Technologies, Inc.
                       Statements of Stockholders' Equity

                                                                                     Accumulated
                                                                                        Other
                                              Common stock              Paid-in     Comprehensive   Accumulated     Comprehensive
                                           Shares        Amount         Capital     Income (Loss)     Deficit            Loss
                                           ------        ------         -------     -------------     -------            ----

Balance - January 1, 1998                 33,587,332      $335,900    $10,396,200     $(23,900)     $(8,523,700)

Stock options issued as compensation                                       10,000

Net loss                                                                                               (548,800)       ($548,800)

Translation adjustment                                                                  11,000                            11,000
                                        ------------------------------------------------------------------------------------------
Balance - December 31, 1998               33,587,332       335,900     10,406,200      (12,900)      (9,072,500)       ($537,800)
                                                                                                                       ==========

Stock and stock options issued as
  compensation                               230,000         2,300         28,400

Net loss                                                                                             (1,262 600)     ($1,262,600)

Translation adjustment                                                                 (26,600)                          (26,600)
                                        ------------------------------------------------------------------------------------------
Balance - December 31, 1999               33,817,332      $338,200    $10,434,600     ($39,500)    ($10,335,100)     ($1,289,200)
                                          ==========      ========    ===========     =========    =============     ============


See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows

                                                                           Years ended December 31
                                                                      1999                        1998
                                                                      ----                        ----
Operating Activities
 Net loss                                                           ($1,262,600)                    ($548,800)
 Adjustments to reconcile net loss to
  cash used in operating activities
  Depreciation                                                            49,300                        61,200
  Amortization                                                            49,400                        64,600
  Allowance for doubtful accounts, net                                                                  11,400
  Equity in net (income) loss of unconsolidated affiliate               (92,900)                        27,100
  Impairment of patents and other intangible assets                      507,500
  Stock and stock option compensation                                     30,700                        10,000
                                                                -----------------          --------------------
                                                                       (718,600)                     (374,500)

(Increase) decrease in assets
 Accounts receivable                                                      22,200                        25,200
 Prepaid and other                                                      (61,500)                         2,300
Increase (decrease) in liabilities
 Accounts payable and accrued expenses                                   152,300                     (121,700)
 Deferred revenue                                                         59,600                        53,700
                                                                -----------------          --------------------
                                                                         172,600                      (40,500)
                                                                -----------------          --------------------
  Cash (used in) operating activities                                  (546,000)                     (415,000)

Investing Activities
 Additions to fixed assets                                              (22,500)                      (52,100)
 Additions to patents                                                   (30,900)                      (36,600)
 Advances to affiliate, net                                             (23,500)                      (13,000)
                                                                -----------------          --------------------
  Cash (used in) investing activities                                   (76,900)                     (101,700)

Financing Activities
 Repayment of notes                                                                                  (825,000)
                                                                -----------------          --------------------
  Cash (used in) financing activities                                                                (825,000)
                                                                -----------------          --------------------
   Decrease in cash and cash equivalents                               (622,900)                   (1,341,700)
Cash and cash equivalents
 Beginning of year                                                     1,372,900                     2,714,600
                                                                -----------------          --------------------
 End of year                                                            $750,000                    $1,372,900
                                                                =================          ====================

Supplemental cash flow data
  Interest paid                                                          $11,300                       $22,300


See notes to financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


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

      Cash and cash equivalents - Cash equivalents consist principally of time deposits and highly liquid investments with an original maturity of three months or less placed with major banks and financial institutions. Cash equivalents are carried at the lower of cost, plus accrued interest, or market value and are held in money market accounts at local banks. At December 31, 1999, Nocopi's investments in money market accounts amounted to $737,800.

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

      Investment in Affiliate - The Company's investment, approximately 18%, in Euro-Nocopi, S.A. (Euro) is accounted for under the equity method due to the technical dependence of Euro on the Company (See note 9).

      Patents were stated at cost less amortization and were being amortized on a straight-line basis over the lives of the patents (approximately fifteen years). In the fourth quarter of 1999, as a result of the Company's adverse liquidity situation, the Company wrote-off unamortized patent costs of $503,000 due to the uncertainty of their recoverability and is charging subsequent patent costs to expense as incurred.

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

      Fair value - The carrying amounts reflected in the balance sheets for cash, cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturities of these instruments. The fair values represent estimates of possible value that may not be realized in the future.

      Loss per share - the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 1999 and 1998, common stock equivalents, including stock options, warrants and convertible notes were anti-dilutive.

      Comprehensive income (loss) - the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and, accordingly, reports all components of comprehensive income (loss) in the accompanying statements of stockholders' equity.

      Recently Issued Accounting Standards
      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133 as amended by SFAS 137"). SFAS 137 delays the date of implementation of SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

3.    Notes Payable and Stockholders' Equity

      The Company had $125,000 of Series B 9% Subordinated Convertible Promissory Notes outstanding. These notes were payable in full on March 31, 2000 and were convertible into 625,000 shares of the Company's common stock. The carrying cost of the notes at December 31, 1999 approximated their fair value because the interest rate approximated current market rates. The Company repaid these notes at their maturity.

      The Company has 10,533,606 warrants, issued in 1997, outstanding. Each warrant is exercisable for the purchase of one share of the Company's common stock at a price of $.25 per share during the first three years after issuance, subject to escalation on the third anniversary of the issuance of the warrants. The warrants will expire five years after issuance unless extended by the Board of Directors.

4.    Income Taxes

      At December 31, 1999 and 1998, the Company had net operating loss carryforwards ("NOLs") approximating $10,000,000 and $8,700,000, respectively. These operating losses are available to offset future taxable income through the years 2015 and 2014, respectively. As a result of the sale of the Company's common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL's carryforwards may be limited. Additionally, the utilization of these NOL's if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. The Company has established a 100% valuation allowance of approximately $4,000,000 at December 31, 1999 for the deferred tax assets due to the uncertainty of their realization.

5.    Related Party Transactions

      Payments and payment commitments aggregating $198,300 and $156,600 in 1999 and 1998, respectively, were made to certain officers and directors and firms employing certain officers and directors for legal fees, consulting services and related expenses.

6.    Severance

      Severance expense of $394,300 relates principally to severance arrangements with two individuals. In 1999, the Company paid $119,100 to its former President and Chief Executive Officer under a severance agreement negotiated in February 1999 and later modified by mutual consent of the parties. In the fourth quarter of 1999, a former employee filed a lawsuit against the Company, its directors and chief operating officer seeking damages allegedly resulting from the termination of his employment agreement by the Company. This lawsuit was settled in February 2000. Under the terms of the agreement, $102,000 was paid at signing with fourteen installments of $10,000 each payable monthly commencing January 2000. The Company also agreed to provide health care insurance through the term of the agreement. In accordance with the severance agreement, a charge of $265,000 was recorded at December 31, 1999 and is reflected as Accrued Severance on the balance sheet.

7.    Commitments and Contingencies

      The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2003.

      Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1999 are:
      $106,600 - 2000; $110,600 - 2001; $112,000 - 2002; and $18,400 - 2003.

      Total rental expense under operating leases was $112,200 and $140,600 in 1999 and 1998, respectively. The Company has sub-let its former corporate headquarters for the duration of the lease term at a monthly rental approximating the Company's rental obligation.

      The Company has a consulting agreement with a former executive officer and director, the term of which expires at December 31, 2002. Future minimum compensation payments under this agreement at December 31, 1999 are $82,500 - 2000; $62,500 - 2001; and $62,500 - 2002.

      From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any present actions will not materially affect the financial position or results of operations of the Company.

8.    Stock Options and 401(k) Savings Plan

      The 1996 and 1999 Stock Option Plans provide for the granting of up to 2,700,000 incentive and non-qualified stock options to employees, non-employee directors, consultants and advisors to the Company. In the case of options designated as incentive stock options, the exercise price of the options granted must be not less than the fair market value of such shares on the date of grant. Non-qualified stock options may be granted at any amount established by the Stock Option Committee or, in the case of Discounted Options issued to non-employee directors in lieu of any portion of an Annual Retainer, in accordance with a formula designated in the Plan.

      A summary of stock options under the Company's stock option plans follows:

                                                                                         Exercise          Weighted
                                                                 Number of              Price Range        Average
                                                                   Shares                Per Share      Exercise Price
                                                                   ------                ---------      --------------
      Outstanding at December 31, 1997                            783,066              $.30 to 4.35          $1.40
      Options granted                                             400,000               .30 and .45            .38
      Options canceled                                           (328,966)              .30 to 4.05           1.30
                                                                 --------
      Outstanding at December 31, 1998                            854,100               .30 to 4.35            .96
      Options granted                                              25,000                   .30                .30
                                                                 --------
      Outstanding at December 31, 1999                            879,100             $.30 to $4.35          $ .94
                                                                 ========

                                                                                         Exercise          Weighted
                                                                   Option               Price Range        Average
                                                                   Shares                Per Share      Exercise Price
                                                                   ------                ---------      --------------
      Exercisable at year end:
         1998                                                     426,300             $.30 to $4.35          $1.52
         1999                                                     704,100             $.30 to $4.35          $1.06

      Options available for future grant under all plans:
                                                                     0
         1998                                                    1,975,000
         1999

      The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                  Ranges
                                                --------------------------------------------
                                                  1996 and 1999
                                                      Plans               Former Plans               Total
Range of exercise prices                           $.30 to $.45          $3.10 to $4.35          $.30 to $4.35
                                                   ------------          --------------          -------------

Number outstanding at  December 31, 1999
                                                      725,000               154,100                 879,100
                                                      -------               -------                 -------

Weighted average remaining contractual life
(years)                                                4.69                   .79                    4.00
                                                       ----                   ---                    ----

Weighted average exercise price                        $.34                  $3.75                   $.94
                                                       ----                  -----                   ----

Exercisable options:
   Number outstanding at
   December 31, 1999                                  550,000               154,100                 704,100
                                                      -------               -------                 -------

  Weighted average remaining
   Contractual life (years)                            4.19                   .79                     3.44
                                                       ----                   ---                     ----

  Weighted average exercise price                      $.31                  $3.75                   $1.06
                                                       ----                  -----                   -----

      The weighted average fair value per share of options granted was $.19 in 1999 and 1998.

      The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for shares issued under performance share plans are recorded based upon the current market value of the Company's stock at the end of each period. The Company has adopted the disclosure-only provisions of Statement of Financial accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" for employees and employee-directors as defined in SFAS No.
      123. Compensation costs for grants to employees and directors would be determined based on the fair value at the date of grant in accordance with SFAS No. 123 and would be amortized over the vesting period of the option which is generally two years. Had compensation cost for the Company's stock option grants to employees and employee-directors been determined based on the fair value at the date of grants in accordance with the provisions of SFAS No. 123, the Company would have amortized the cost over the vesting period of the option. The Company's 1999 and 1998 net loss share would have been increased to the following pro forma amounts:

                                                          1999          1998
                                                          ----          ----

      Net loss applicable to common stockholders
         As reported                                  ($1,262,600)   ($548,800)
         Pro forma                                    ($1,262,600)   ($616,000)


      There was no pro forma effect on the net loss per share applicable to common shares for 1999 and 1998.

      The fair value of each option granted is estimated on the date of grant based on a modified Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, expected volatility of 46%; risk free interest rate of 5.7% and expected lives of two years.

      At December 31, 1999, the Company has reserved 15,033,983 shares of common stock for possible future issuance upon exercise of stock options, warrants and convertible securities.

      The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 1999 or 1998.

9.    Affiliate

      The Company's affiliate, Euro-Nocopi, S.A. (Euro), was formed in 1994 to market the Company's technologies in Europe under an exclusive license arrangement. Euro was capitalized through a European private placement. The Company holds an approximately 18% interest in Euro and a warrant permitting it to increase its interest in Euro to 55%. This warrant, which expires on December 31, 2001, is exercisable beginning the earlier of 1) January 1, 2001; 2) in the event of a sale of all or part of Euro; or 3) in the event of a public listing of Euro's shares on a stock market. Additionally, the Company has a right, beginning on January 1, 2001, to acquire, under certain conditions, all shares of Euro not owned by the Company for approximately one million shares of the Company's common stock. This call right expires on December 31, 2001.

      In 1999 and 1998, revenues totaling approximately $264,000 and $240,000, respectively, were derived from Euro.

      Condensed information on Euro follows:

                                               (unaudited)
                                          1999             1998
                                          ----             ----
      Revenues                        $1,526,200       $1,376,400
      Gross profit                     1,604,500          796,400
      Net income (loss)                  531,000         (154,600)

10.   Major Customer Information

      The Company's largest non-affiliate customer accounted for approximately 15% and 24%, respectively, of 1999 and 1998 revenues and 2% of accounts receivable at December 31, 1999. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

11.   Going Concern

      Since its inception, the Company has incurred significant losses and, as of December 31, 1999, had accumulated losses of $10,335,100. For the years ended December 31, 1999 and 1998, the Company's net losses were $1,262,600 and $548,800, respectively. In addition, the Company had working capital of $24,500 at December 31, 1999. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

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

VIA FACSIMILE                                          August 5, 1999

Mr. Richard Check
2309 South Valley Road
Berwyn, PA  19312

         Re: Modification of Agreement dated March 8, 1999 with Nocopi Technologies, Inc. (the "Company").

Dear Mr. Check:

      The Agreement dated March 8, 1999 between the Company (the "Agreement") and you is hereby modified as follows:

      1. Upon your execution of this agreement, the Company is delivering to you its check for $45,000 in full satisfaction of all its financial obligations under the Agreement, except for its obligation to provide you at its expense with the health insurance presently in effect through December 31, 1999.

      2. The Company is also issuing to you its certificate representing 50,000 shares of its Common Stock (the "Shares") which Shares are restricted securities under the Securities Act of 1933, as amended (the "Act"). You agree that you are acquiring the Shares for investment and not with a view to the distribution thereof. You also represent to the Company that you are an "accredited investor" as defined in regulations promulgated under the Act in that you have a net worth of not less than $1,000,000.

      3. The payments referred to in items 1 and 2 above shall be reported by the Company on a Form 1099, which shall value the Shares at not more than thirteen cents ($0.13) per share, thereby reflecting a total amount in respect of those payments of $51,500.

      4. Your obligation to render consulting services under the Agreement is hereby terminated. Despite such termination, the Company's obligations in paragraph 3 of the Agreement to provide you with health insurance shall continue through December 31, 1999.

      5. The releases by you and the Company in paragraph 4 of the Agreement are hereby re-affirmed except that the reference to "this Agreement" therein shall refer to the Agreement as modified herein.

      6. The obligations of the Company and you in paragraph 4 of the Agreement and of the Company in paragraph 5 of the Agreement shall remain in full force and effect.

      7. Except as modified hereby, the Agreement shall remain in full force and effect.

      8. This agreement may be executed in counterparts, each of which shall constitute an original and which together shall constitute one instrument.

      Please indicate your agreement to the foregoing by signing the enclosed copy of this letter and returning it to the undersigned.

                                   Very truly yours,

AGREED TO AND ACCEPTED:                          Nocopi Technologies, Inc.


_________________________                        By _________________________

Richard A. Check                                    Jack H. Halperin
                                                    Interim Chairman
                                                    Of the Board

                 SEVERANCE AGREEMENT AND MUTUAL GENERAL RELEASE


      THIS SEVERANCE AGREEMENT AND MUTUAL GENERAL RELEASE (the "Severance Agreement") is made and entered into as of this 1st day of January 2000 between NOCOPI TECHNOLOGIES, INC., ("Nocopi"), on the one hand, and NORMAN A. GARDNER ("Gardner") on the other hand (collectively the "parties").

      WHEREAS, disputes have arisen between the parties regarding Nocopi's liability to Gardner for compensation and benefits under a Memorandum of Agreement made and entered on October 24, 1997, and an Amendment thereto executed on March 27, 1998 (collectively, the "Agreement"), which disputes culminated in a civil action captioned Norman A. Gardner v. Nocopi Technologies, Inc., et al., Montgomery County Court of Common Pleas No. 99-19458 (the "Action"); and

      WHEREAS, the parties have, between themselves, negotiated a complete resolution of such disputes, and intend, by the terms of this Severance Agreement, to memorialize the resolution of Gardner's claims to compensation and benefits under the Agreement; and

      WHEREAS, the terms of this Severance Agreement and its execution by a duly appointed officer of Nocopi have been unanimously authorized and approved by Nocopi's Board of Directors (with Directors Feinstein and Pinsky abstaining).

      NOW THEREFORE, in consideration of the recitals stated above, which the parties agree are accurate and complete, the agreements, promises, and warranties set forth below, and other good and valuable consideration, receipt of which is hereby acknowledged, the parties agree as follows:

      1. The above recitals are hereby made a part of this Severance Agreement.

      2. The Agreement shall be deemed to have been terminated by Nocopi other than for cause on September 27, 1999. As of the date of this Agreement and after full and diligent investigation, Nocopi acknowledges and agrees that Gardner has not engaged in any acts that breached the Agreement or constituted dishonesty, moral turpitude, theft, breach of loyalty or insubordination.

      3. In full satisfaction and discharge of any and all compensation that Nocopi may owe to Gardner under the Agreement, Nocopi acknowledges that Gardner has earned severance in the amount of Two Hundred

Forty-Two Thousand Dollars ($242,000.00) (the "Severance Payment"). The Severance Payment from Nocopi to Gardner shall be deemed to have been earned, and to be due and payable in full, as of the date of this Agreement. Notwithstanding the foregoing, Gardner agrees to defer receipt of a portion of the Severance Payment. Nocopi shall make the Severance Payment to Gardner (or, in the event of Gardner's death, to his executor), without offsets or deductions, as follows: (a) $102,000.00 upon the signing of this Severance Agreement by the parties, payable to "Thomas A. Schneider, Esq. Trust Account," and (b) the balance of $140,000.00 in fourteen (14) consecutive monthly installments of $10,000.00, without interest, payable to Gardner (or, in the event of his death, to Gardner's executor), commencing on January 1, 2000, and on the 1st day of each succeeding month until the Severance Payment has been completed, each such installment payable to "Thomas A. Schneider, Esq. Trust Account."

      4. Gardner accepts the Severance Payment from Nocopi in full satisfaction of any and all compensation that Nocopi or any of its former directors or officers who were named as co-defendants in the Action (to wit, Messrs. Halperin, Gundjian, McGovern, and Ms. Cox) may owe to Gardner; however, Gardner specifically reserves the right to pursue the Action and his claims against defendant deBeaumont in full, and Nocopi acknowledges Gardner's right to do so. Nocopi also hereby waives and releases any and all subrogation (or related) claims which it might otherwise have with respect to any judgment that Gardner may recover against deBeaumont in the Action.

      5. In addition to the Severance Payment set forth above, Nocopi shall (a) during the period from September 28, 1999 until the Severance Payment has been completed (the "Severance Period") maintain on behalf of Gardner and pay the full costs of medical/health insurance coverage(s) for Gardner and his family, substantially similar to the coverage(s) which Gardner was provided immediately prior to Nocopi's termination of the Agreement on September 27, 1999, and (b) promptly permit Gardner to have access to Nocopi's headquarters in order to remove any and all items of furniture and other personal property belonging to Gardner. Upon Gardner's payment of $100.00 to Nocopi, Nocopi shall sell, assign, transfer and deliver to Gardner any life insurance policies on Gardner's life maintained by Nocopi as of September 27, 1999. Nothing in this Agreement shall be interpreted to waive, extinguish, or release Gardner's right to the Stock Options described in the

Agreement upon the terms and conditions set forth therein, which provisions of the Agreement remain in full force and effect.

      6. Upon Nocopi's failure to make the Severance Payment to Gardner as provided in section 3 above, or Nocopi's material breach of any other term or condition of this Severance Agreement, subject to the following sentence Gardner shall have the right to immediately collect the entire Severance Payment. Gardner shall give Nocopi prior written notice and ten (10) days in which to cure a failure to make the Severance Payment to Gardner as provided in section 3 above; provided, however, that Gardner shall not be required to give Nocopi such prior written notice and ten (10) days in which to cure after the initial two failures by Nocopi to make the Severance Payment as provided in section 3 above.

      7. Deleted.

      8. Each party shall bear its own costs and fees incurred in connection with the Action.

      9. It is the purpose and intent of this Severance Agreement, and the parties acknowledge that they understand and agree, that each party and his or its heirs, survivors, successors, assigns, agents, representatives, officers, directors, and personal representatives (collectively, "Releasors") do hereby release and forever discharge the other party and its successors, assigns, heirs, survivors, and personal representatives, (collectively, "Releasees"), of and from any and all claims, debts, liabilities, demands, obligations, damages, losses, costs, expenses, attorneys' fees, actions, and causes of action relating to the Action or relating to the parties' respective rights and obligations under the Agreement. Gardner hereby acknowledges, understands, and agree that Messrs. Halperin, Gundjian, McGovern and Ms. Cox are included within the Releasees being released and forever discharged by him.

      10. Gardner shall cause the Action pending in the Court of Common Pleas of Montgomery County to be marked as settled, discontinued and ended as to defendants Nocopi, Halperin, Gundjian, McGovern, and Cox only.

      11. This Severance Agreement embodies the entire understanding and agreement of the parties concerning their settlement of claims, and as such it fully supersedes any other oral or written understandings, agreements, representations, and warranties between them relating thereto.

      12. The terms and conditions contained in this Severance Agreement shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, survivors, and personal representatives of each of the parties, including but not limited to any person, company, or entity that may acquire all or substantially all of Nocopi's capital stock or assets, or into which Nocopi may be consolidated or merged, or which may consolidate with or merge into Nocopi.

      13. In the event that any condition, covenant, or other provision of this Severance Agreement is held to be invalid or void by any court of competent jurisdiction, it shall be deemed severable from the remainder of this Agreement and shall in no way affect any other condition, covenant, or other provision of this Severance Agreement.

      14. This Severance Agreement can only be amended or modified by a written agreement duly executed by all of the parties.

      15. No provision in this Severance Agreement is to be interpreted for or against any party because that party or his or its counsel drafted such provision.

      16. This Severance Agreement may be executed in counterparts, and each counterpart shall be considered an original. This Severance Agreement shall not be effective as to any party until executed by all parties.


      IN WITNESS WHEREOF, the parties execute this Severance Agreement, effective as of the date first written above, intending to be legally bound.


                                             Nocopi Technologies, Inc.




                                        By:_______________________________
                                              Authorized Representative



                                        __________________________________
                                                 Norman A. Gardner

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




We hereby consent to the incorporation by reference in the Prospectus constituting a part of the Registration Statements on Form S-8 (SEC File No. 33-84388 and 33-84402) of our report dated March 24, 2000, relating to the financial statements of Nocopi Technologies, Inc. appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.



                                                  BDO SEIDMAN, LLP


Philadelphia, PA
April 14, 2000