Form 10KSB/A
period 1999-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2000-05-01
CIK 888981

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
--------------------------------------------------------------------------------


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
                                                        -----------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to _________________

        Commission file number   0-20333
                                 -------

                           Nocopi Technologies, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Maryland                                     87-0406496
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

537 Apple Street, West Conshohocken, PA                     19428
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number  (610) 834-9600
                           --------------

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered

          None                                       Not Applicable
--------------------------             -----------------------------------------
--------------------------             -----------------------------------------

Securities registered under section 12(g) of the Exchange Act:

  Common Stock $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

------------------------------------------------------------------------------
                                (Title of class)

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

Form 10-KSB
--------------------------------------------------------------------------------

     State issuer's revenues for its most recent fiscal year. $1,698,900
                                                              ----------

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

                                      None

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

Registrant's document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document which can be activated or revealed by use of a special highlighter pen when authentication is required. This is sold under the trade mark COPIMARK(TM). Other variations of the COPIMARK(TM) technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi's RUB & REVEAL(R) system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion
                                       1

(i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). Registrant's invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

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

Outside Sales Agents

The Company has engaged outside sales agents who are paid commissions on sales to various customers of the Company and may also receive retainers and reimbursement for certain expenses. During 1999, the total payments to outside sales agents was approximately $100,000 as compared to such payments of approximately $170,000 in 1998.

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

On November 4, 1999, Norman A. Gardner, Registrant's founder, its Chief Executive Officer until 1997 and, until September 27, 1999, an employee of the Registrant filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against the Registrant, certain of its former officers and directors and an associate of certain former directors. The complaint sought damages in excess of $700,000 relating to the termination of Mr. Gardner's employment. In February 2000, Registrant and Mr. Gardner reached a settlement of the dispute pursuant to which Mr. Gardner has released all claims against the Registrant and the other defendants, except for the associate of certain former directors. Under the settlement, Registrant made a lump sum payment to Mr. Gardner of $102,000.and agreed to pay him an additional $10,000 per month from January 2000 through February 2001.

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

The voting in the election of directors was as follows:

--------------------------------------------------------------------------------------------------------------------
           Name of Nomineee                           Votes For                     Votes Against or Withheld
           ----------------                           ---------                     -------------------------
--------------------------------------------------------------------------------------------------------------------
Michael Feinstein                        14,454,349
--------------------------------------------------------------------------------------------------------------------
Richard Levitt                           14,454,349
--------------------------------------------------------------------------------------------------------------------
Waldemar Maya, Jr.                       14,454,349
--------------------------------------------------------------------------------------------------------------------
Steven Pinsk                             14,454,349
--------------------------------------------------------------------------------------------------------------------
Joel Pinsky                              14,454,349
--------------------------------------------------------------------------------------------------------------------
James Abrahart                            5,901,542 (1)
--------------------------------------------------------------------------------------------------------------------
Susan Cox                                 5,901,542 (1)
--------------------------------------------------------------------------------------------------------------------
Arshavir Gundjian                         5,901,542
--------------------------------------------------------------------------------------------------------------------
Jack Halperin                             5,901,542 (1)
--------------------------------------------------------------------------------------------------------------------
Michael McGovern                         <5,901,542
--------------------------------------------------------------------------------------------------------------------
M. Kelly Tillery                         <5,901,542
--------------------------------------------------------------------------------------------------------------------

(1) Withdrew prior to counting of the vote.

At the Annual Meeting, the Stockholders also voted on the following proposals, which received the votes indicated:

--------------------------------------------------------------------------------------------------------------------
                Proposal                          Votes For              Votes Against             Abstaining
--------------------------------------------------------------------------------------------------------------------
to require stockholder approval of any            9,367,728                6,064,250                3,448,487
proposal which changes the conversion
rights of shareholders of Euro-Nocopi,
S.A. or changes any rights of the
Company with respect to such conversion
--------------------------------------------------------------------------------------------------------------------
to amend the Registrant's Articles of             8,918,008                6,408,570                3,553,597
Incorporation with respect to transactions
between the Registrant and its officers,
directors, affiliates and principal
stockholders
--------------------------------------------------------------------------------------------------------------------
to ratify the selection of BDO Seidman,          20,335,383                   38,592                  141,768
LLP to serve as the auditors for the
Company for the fiscal year ending
December 31, 1999
--------------------------------------------------------------------------------------------------------------------

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

 Michael A. Feinstein, M.D., 53, Chairman of the Board of Directors since December 1999 and Nocopi's acting Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than twenty years, serving for more than ten years as the President of a group medical practice including three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle College and his M.D. from Jefferson Medical College. He has been an active private investor for more than thirty years, during which he has consulted with the management of the companies in which he invested on a number of occasions.

Franco Harris, 50, has been a director since February 2000. Since 1990, Mr. Harris has served as President of Superbakers, Inc., a Pittsburgh, Pennsylvania maker of vitamin fortified donuts and other nutritious bakery goods. Since 1996, Mr. Harris has also served as Chief Executive Officer of Parks Sausage Corporation, a manufacturer of sausages and other meat, beef and chicken products. He is a graduate of the Pennsylvania State University.

Richard Levitt, 42, a director since December 1999, has been engaged in the network services segment of the computer industry since 1988. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years has grown to over 100 employees and over $40 million in annual sales. Since founding XiTech, he has served as one of its corporate principals as a Network Consultant and as the Manager of its Network Sales force. In these capacities, Mr. Levitt played a crucial role in the strategic and financial planning for XiTech, as well as the development of new accounts. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University.

Waldemar Maya, Jr., 49, a director since December 1999, has served since June 1999 as Director of Finance, Airplane Services for the Boeing Company. Before joining Boeing, Mr. Maya had served from 1994 to 1998 as the Executive Vice President, Treasurer and Secretary of N.J. Malin & Associates, a Texas-based wholesaler of material handling equipment.

Steven Pinsk, 35, a director since December 1999, has engaged in business as an independent financial analyst since 1998. Prior thereto, from 1997 to 1998, Mr. Pinsk served the investment banking firm of Credit Suisse First Boston as a vice president of equity research concentrating in the lodging industry. From 1993 to 1997, Mr. Pinsk was employed by another investment banking firm, Schroder & Co. as an equity research analyst. Mr. Pinsk received his B.A. from Emory University and his M.B.A. in Finance and Accounting from Columbia University.

Joel A. Pinsky, 64, rejoined the board of directors in December 1999. Mr. Pinsky served as a director of the Company for more than five years until his resignation in 1998 and as its corporate secretary and general counsel until his resignation in February 1999. He has practiced business law with the firm of Gross, Pinsky, Montreal, Canada, where he is a senior partner, for more than 30 years. Mr. Pinsky has also served as a director of numerous other companies engaged in a variety of industries, all of which were privately held.

Rudolph A. Lutterschmidt, 53, has been employed as Vice President and Chief Financial Officer of the Company for more than five years. He is a member of the Financial Executives Institute, the Institute of Management Accountants and is a Certified Management Accountant. In January 2000, Mr. Lutterschmidt joined Smart & Associates, LLP, an accounting and professional services firm, where he serves as a management consultant. He continues to serve the Company as its Vice President and Chief Financial Officer on a part-time basis.

The terms of the current directors will expire at the 2000 annual meeting of stockholders of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires persons who become directors and/or executive officers of a public company (such as Nocopi) to file reports with the SEC regarding their beneficial ownership of the company's securities. A report must be filed shortly after a person becomes an executive officer or director, and shortly after an executive officer or director experiences a change in his beneficial ownership of his company's securities. The initial report required to be filed by each member of the current board of directors was filed later than the time prescribed for the filing of such report under SEC rules. In addition, director Feinstein filed late one report covering purchases of the Company's common stock by him and director Harris filed late one report covering one purchase of the Company's common stock by him. To the Company's knowledge, based on information furnished to it by its directors and officers, all such persons are now current in their filing obligations under Section 16 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for 1999, 1998 and 1997 paid to Richard A. Check, the Company's Chief Executive Officer through February 24, 1999, and the only other executive whose total annual salary and bonus for 1999 exceeded $100,000 (the "Named Executives"). The office of Chief Executive Officer was vacant from the time of Mr. Check's departure through the end of the Company's 1999 fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term Compensation
                                                                         ------------------------------------------------
                                                                                                              Payouts
                                                                                                           --------------
                                          Annual Compensation                   Awards
                                   -----------------------------------   ----------------------
                                                           Other        Restricted   Options     LTIP          Other
                                    Salary     Bonus       Annual          Stock       SARs     Payout      Compensation
   Name and Position       Year      ($)        ($)     Compensation       Awards       (#)       ($)           ($)
------------------------   ----    --------   -------  --------------   ----------   -------    ------     ---------------
Richard A. Check (1)       1999     23,014               120,900(2)
                           1998    149,599                10,800(3)
                           1997     60,211                 1,800(3)                  200,000
Michael  P. McGovern (4)   1999     93,239                14,038(5)
  Chief Operating          1998     84,000                13,625(5)
  Officer                  1997     82,384                 4,250(6)
------------------------

(1) Mr. Check resigned as President, Chief Executive Officer and a director on February 24, 1999.

(2) Payments under severance agreement and reimbursement of automobile expenses.

(3)  Reimbursement of automobile expenses.

(4) Mr. McGovern's employment with the Company was terminated on December 16, 1999.

(5)  Commission payments and reimbursement of automobile expenses.

(6)  Commission payments.

The following table sets forth the aggregate number of shares of Common Stock subject to options held by the Named Executives at December 31, 1999.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

                                                                              Number of                Value of
                                                                              Securities              Unexercised
                                                                              Underlying                In-the-
                                                                             Unexercised                 Money
                                                                             Options at               Options at
                                                                             Fiscal Year              Fiscal Year
                                                                                 End                      End
                                            Shares                       ---------------------     ------------------
                                          Acquired on      Value             Exercisable/             Exercisable/
                 Name                     Exercise (#)    Realized           Unexercisable            Unexercisable
                 ----                    ------------- --------------    ---------------------     ------------------
Richard A. Check.................................                              200,000/-                  -/-

Michael P. McGovern..............................                                6,000/-                  -/-

                                       11

Employment Contracts

Richard A. Check had been employed as President and Chief Executive Officer of the Company under an Employment Agreement expiring in October 2000. Mr. Check resigned as President, Chief Executive Officer and a director on February 24, 1999 and was paid $119,100 under a severance agreement negotiated at that time and later modified by mutual consent of the parties.

Director Compensation

Jack H. Halperin, former Chairman of the Board of Directors, received 180,000 shares of the Company's Common Stock as compensation for his services as Chairman from February 24, 1999 through December 15, 1999. Directors other than Mr. Halperin have not been paid any fees for their services as such during the year ended December 31, 1999. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at Board of Directors meetings or other activities undertaken by them on behalf of the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2000, the stock ownership of each director and Named Executive (as set forth under the heading "Executive Compensation") individually, and of all directors and executive officers of the Company as a group.

                                                                                               Common Stock
                                                                                      --------------------------------
                                                                                         Number
                                                                                       Of Shares
                                                                                      Beneficially      Percentage of
Name of Beneficial Owner                                                                 Owned            Class (1)
------------------------                                                              -------------     --------------
Michael A Feinstein, M.D. (2)...................................................        1,098,000            3.2%
Franco Harris (3)...............................................................           45,000              *
Richard Levitt (4)..............................................................           85,800              *
Waldemar Maya, Jr...............................................................                0              *
Steven Pinsk....................................................................                0              *
Joel A. Pinsky (5)..............................................................            6,000              *
Richard A. Check (6)............................................................          250,000              *
Michael P. McGovern (7).........................................................            1,050              *
All Executive Officers and Directors as a Group (7 individuals).................        1,262,650(8)         3.7%

---------------
* Less than 1.0%.

(1) Where the Number of Shares Beneficially Owned (reported in the preceding column) includes shares which may be purchased upon the exercise of outstanding stock options which are or within sixty days will become exercisable ("presently exercisable options") the percentage of class reported in this column has been calculated assuming the exercise of such presently exercisable options.

(2) Includes 75,500 shares held by a pension plan of which Dr. Feinstein is a trustee.

(3) Includes 25,000 shares held by a pension plan of which Mr. Harris is a trustee.

(4)  Includes 400 shares owned by Mr. Levitt's wife.

(5) Mr. Pinsky owns these shares indirectly through his ownership of Pinglick, Inc., a holding company.

(6) Mr. Check resigned as President, Chief Executive Officer and a director effective February 24, 1999. Includes presently exercisable options to purchase a total of 200,000 shares.

(7)  Mr. McGovern's employment with the Company ended on December 16, 1999.

(8) Includes presently exercisable options to purchase a total of 27,250 shares.

Except as stated herein, there are no arrangements known to the Company which may result in a change in control of the Company and each stockholder has sole voting and investment power with respect to the Company's common shares included in the above table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Susan A. Cox, a former director, is employed by American Equities Overseas (UK) Ltd., a wholly owned subsidiary of American Equities Overseas, Inc., an investment banking firm. American Equities provided financial public relations services to the Company during the fiscal year ended December 31, 1999. Fees for 1999 services were less than $60,000.

Norman A. Gardner, brother-in-law of Dr. Feinstein, had been employed under an Employment Agreement expiring in October 2002. His employment was terminated by the Company in September 1999. On November 4, 1999, Mr. Gardner filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against the Company, certain of its former officers and directors and an associate of certain former directors. The complaint sought damages in excess of $700,000 relating to his termination. In February 2000, the Company and Mr. Gardner reached a settlement of the dispute pursuant to which Mr. Gardner has released all claims against the Company and the other defendants, except for the associate of certain former directors. Under the settlement, the Company made a lump sum payment to Mr. Gardner of $102,000.and agreed to pay him an additional $10,000 per month from January 2000 through February 2001.

In December 1997, the Company entered into an employment agreement with Dr. Arshavir Gundjian, then a director of the Company. Under this agreement, Dr. Gundjian serves as a consultant through December 2002. He was paid consulting fees of $82,500 in 1999 in accordance with the agreement. His compensation will be $82,500 for the year 2000 and $62,500 per year for the final two years of the agreement. The agreement provides for a cash bonus of up to $82,500 in the year 2000 if certain financial goals of the Company are met. In addition, the Company has agreed to pay Dr. Gundjian's lodging and automobile expenses in Pennsylvania, as well as the cost of travel between the Company's headquarters in West Conshohocken, Pennsylvania and Dr. Gundjian's home in Montreal, Quebec.

The agreement may be terminated by the Company for legal cause, or upon Dr. Gundjian's death or disability. In the event that Dr. Gundjian's employment is terminated without cause as a result of his disability or death, Dr. Gundjian (or his estate) is entitled to receive the balance of the base consulting fee payable to him through the remaining term of the agreement. The agreement confirms the Company's ownership of all intellectual property developed during Dr. Gundjian's employment, and contains his undertaking not to compete with the Company for a period of three years from the termination of his employment.

Jack H. Halperin, former Chairman of the Board of Directors, acted as Securities Counsel of the Company during a portion of 1999 and furnished legal services to the Company during the fiscal year ended December 31, 1999. Fees for 1999 legal services were less than $60,000. Mr. Halperin also received 180,000 shares of the Company's Common Stock as compensation for his services as Chairman from February 24, 1999 through December 15, 1999.

Joel A. Pinsky, elected a director on December 15, 1999, was Secretary and General Counsel of the Company until February 24, 1999. He is a partner in the Montreal law firm of Gross, Pinsky, which rendered legal services to the Company during the fiscal year ended December 31, 1999. Fees for 1999 services were less than $60,000.

Neal Sroka, a former director, furnished consulting services to the Company during the fiscal year ended December 31, 1999. Fees for 1999 services were less than $60,000.

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



(b)  The Exhibit Index begins on Page 16 of this Annual Report on Form 10-KSB.

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

                                       NOCOPI TECHNOLOGIES, INC.
                                       Registrant

Dated: April 28, 2000                  By: /s/ Michael A. Feinstein, M.D.
                                       ----------------------------------
                                       Michael A. Feinstein, M.D.
                                       Chairman of the Board

Dated: April 28, 2000                  By: /s/ Rudolph A. Lutterschmidt
                                       --------------------------------
                                       Rudolph A. Lutterschmidt
                                       Vice President, Chief Financial Officer
                                       and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 28, 2000                   /s/ Michael A. Feinstein, M.D.
                                       ------------------------------
                                       Michael A. Feinstein, M.D.,
                                       Chairman of the Board

Date: April 28, 2000                   /s/ Franco Harris
                                       -----------------
                                       Franco Harris, Director

Date: April 28, 2000                   /s/ Richard Levitt
                                       ------------------
                                       Richard Levitt, Director

Date: April 28, 2000                   /s/ Waldemar Maya, Jr.
                                       ----------------------
                                       Waldemar Maya, Jr., Director

Date: April 28, 2000                   /s/ Steven Pinsk
                                       ----------------
                                       Steven Pinsk, Director

Date: April 28, 2000                   /s/ Joel A. Pinsky
                                       ------------------
                                       Joel A. Pinsky, Director

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

       10.12   Severance Agreement between Registrant and Richard A. Check (6)

       10.13    Form of Series B Promissory Note due March 31, 2000 (6)

       10.14    Director Indemnification Agreement (7)

       10.15    Officer Indemnification Agreement (7)

       10.16 Modification of Severance Agreement between Registrant and Richard A. Check (8)

       10.17    Severance Agreement between Registrant and Norman A.
                Gardner (8)

       23.1     Consent of BDO Seidman, LLP

       27.0    Financial Data Schedule (8)

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

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1997

(6) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1998

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999

(8) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1999

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



                                                                BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
March 24, 2000

                            Nocopi Technologies, Inc.
                                  Balance Sheet

                                                                         December 31
                                                                            1999
                                                                         -----------
                                     Assets
 Current assets
  Cash and cash equivalents                                              $   750,000
  Accounts receivable less $47,500 allowance
   for doubtful accounts                                                     108,600
  Prepaid and other                                                          113,900
                                                                         -----------
   Total current assets                                                      972,500

 Fixed assets
  Leasehold improvements                                                      39,500
  Furniture, fixtures and equipment                                          461,500
                                                                         -----------
                                                                             501,000
  Less: accumulated depreciation                                             423,100
                                                                         -----------
                                                                              77,900

 Other assets
  Investment in and advances to unconsolidated affiliate                     295,800
                                                                         -----------
                                                                         $ 1,346,200
                                                                         ===========

                      Liabilities and Stockholders' Equity

 Current liabilities
  Current debt obligations                                               $   125,000
  Accounts payable                                                           156,600
  Accrued expenses                                                           219,500
  Accrued severance                                                          265,000
  Deferred revenue                                                           181,900
                                                                         -----------
   Total current liabilities                                                 948,000

 Commitments and contingencies

 Stockholders' equity
  Series A preferred stock $1.00 par value
   Authorized - 300,000 shares
    Issued and outstanding - none
 Common stock, $.01 par value
   Authorized - 75,000,000 shares
    Issued and outstanding - 33,817,332 shares                               338,200
  Paid-in capital                                                         10,434,600
  Accumulated other comprehensive loss                                       (39,500)
  Accumulated deficit                                                    (10,335,100)
                                                                         -----------
                                                                             398,200
                                                                         -----------
                                                                         $ 1,346,200
                                                                         ===========

See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Operations

                                                                    Years ended December 31
                                                                   ------------------------
                                                                   1999                1998
                                                                   ----                ----
 Revenues
  Licenses, royalties and fees                                  $1,307,400          $1,796,600
  Product and other sales                                          391,500             627,300
                                                                ----------          ----------
                                                                 1,698,900           2,423,900
                                                                ----------          ----------

 Cost of sales
  Licenses, royalties and fees                                     225,600             358,700
  Product and other sales                                          310,200             586,200
                                                                ----------          ----------
                                                                   535,800             944,900
                                                                ----------          ----------
   Gross profit                                                  1,163,100           1,479,000
                                                                ----------          ----------

 Operating expenses
  Research and development                                         145,700             376,400
  Sales and marketing                                              604,300             790,800
  General and administrative                                       699,000             733,600
  Related party expenses                                           198,300             156,600
  Impairment of patents and other intangible assets                507,500                  --
  Severance expense                                                394,300                  --
                                                                ----------          ----------
                                                                 2,549,100           2,057,400
                                                                ----------          ----------
   Loss from operations                                         (1,386,000)           (578,400)
                                                                ----------          ----------

 Other income (expenses)
  Amortization of debt issuance costs                                                   (6,300)
  Interest income                                                   45,700              93,600
  Interest and bank charges                                        (15,200)            (30,600)
  Equity in net income (loss) of unconsolidated affiliate           92,900             (27,100)
                                                                ----------          ----------
                                                                   123,400              29,600
                                                                ----------          ----------
   Net loss                                                     $1,262,600)          ($548,800)
                                                                ==========          ==========

 Basic and diluted loss per common share                             ($.04)              ($.02)




 Weighted average common shares outstanding                     33,693,999          33,587,332


 See notes to financial statements.

                            Nocopi Technologies, Inc.
                       Statements of Stockholders' Equity

                                                                                Accumulated
                                                                                  Other
                                            Common stock          Paid-in     Comprehensive     Accumulated      Comprehensive
                                        Shares       Amount       Capital     Income (Loss)       Deficit            Loss
                                        ------       ------       -------     -------------     -----------      -------------
Balance - January 1, 1998             33,587,332    $335,900    $10,396,200     $(23,900)       $(8,523,700)

Stock options issued as compensation                                 10,000

Net loss                                                                                           (548,800)       ($548,800)

Translation adjustment                                                             11,000                             11,000
                                      --------------------------------------------------------------------------------------
Balance - December 31, 1998           33,587,332     335,900     10,406,200       (12,900)       (9,072,500)       ($537,800)
                                                                                                                   ==========

Stock and stock options issued as
  compensation                           230,000       2,300         28,400

Net loss                                                                                         (1,262 600)     ($1,262,600)

Translation adjustment                                                            (26,600)                           (26,600)
                                      --------------------------------------------------------------------------------------
Balance - December 31, 1999           33,817,332    $338,200    $10,434,600      ($39,500)     ($10,335,100)     ($1,289,200)
                                      ==========    ========    ===========     =========      ============      ===========


See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows

                                                                     Years ended December 31
                                                                     -----------------------
                                                                     1999               1998
                                                                     ----               ----
 Operating Activities
  Net loss                                                       ($1,262,600)         ($548,800)
  Adjustments to reconcile net loss to
   cash used in operating activities
   Depreciation                                                       49,300             61,200
   Amortization                                                       49,400             64,600
   Allowance for doubtful accounts, net                                                  11,400
   Equity in net (income) loss of unconsolidated affiliate           (92,900)            27,100
   Impairment of patents and other intangible assets                 507,500
   Stock and stock option compensation                                30,700             10,000
                                                                 -----------         ----------
                                                                    (718,600)          (374,500)

 (Increase) decrease in assets
  Accounts receivable                                                 22,200             25,200
  Prepaid and other                                                  (61,500)             2,300
 Increase (decrease) in liabilities
  Accounts payable and accrued expenses                              152,300           (121,700)
  Deferred revenue                                                    59,600             53,700
                                                                 -----------         ----------
                                                                     172,600            (40,500)
                                                                 -----------         ----------
   Cash (used in) operating activities                              (546,000)          (415,000)

 Investing Activities
  Additions to fixed assets                                          (22,500)           (52,100)
  Additions to patents                                               (30,900)           (36,600)
  Advances to affiliate, net                                         (23,500)           (13,000)
                                                                 -----------         ----------
   Cash (used in) investing activities                               (76,900)          (101,700)

 Financing Activities
  Repayment of notes                                                                   (825,000)
                                                                 -----------         ----------
   Cash (used in) financing activities                                                 (825,000)
                                                                 -----------         ----------
    Decrease in cash and cash equivalents                           (622,900)        (1,341,700)
 Cash and cash equivalents
  Beginning of year                                                1,372,900          2,714,600
                                                                 -----------         ----------
  End of year                                                    $   750,000         $1,372,900
                                                                 ===========         ==========

 Supplemental cash flow data
   Interest paid                                                 $    11,300         $   22,300


 See notes to financial statements.

                           NOCOPI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

      A summary of stock options under the Company's stock option plans follows:

                                                                                         Exercise          Weighted
                                                                 Number of              Price Range        Average
                                                                   Shares                Per Share      Exercise Price
                                                                 ---------              -----------     --------------
      Outstanding at December 31, 1997                            783,066              $.30 to 4.35          $1.40
      Options granted                                             400,000               .30 and .45            .38
      Options canceled                                           (328,966)              .30 to 4.05           1.30
                                                                 --------
      Outstanding at December 31, 1998                            854,100               .30 to 4.35            .96
      Options granted                                              25,000                   .30                .30
                                                                  -------
      Outstanding at December 31, 1999                            879,100              $.30 to $4.35        $ .94
                                                                  =======

                                                                                         Exercise          Weighted
                                                                   Option               Price Range        Average
                                                                   Shares                Per Share      Exercise Price
                                                                 ---------              -----------     --------------
     Exercisable at year end:
         1998                                                     426,300              $.30 to $4.35        $1.52
         1999                                                     704,100              $.30 to $4.35        $1.06

     Options available for future grant under all plans:
                                                                        0
         1998                                                   1,975,000
         1999


The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                  Ranges
                                               ---------------------------------------
                                               1996 and 1999 Plans        Former Plans               Total
                                               -------------------        ------------               -----
Range of exercise prices                           $.30 to $.45          $3.10 to $4.35          $.30 to $4.35
                                                   ------------          --------------          -------------

Number outstanding at  December 31, 1999             725,000                154,100                 879,100
                                                     -------                -------                 -------
Weighted average remaining contractual
  life (years)                                         4.69                   .79                     4.00
                                                       ----                  -----                    ----

Weighted average exercise price                        $.34                  $3.75                    $.94
                                                       ----                  -----                    ----

Exercisable options:
   Number outstanding at
   December 31, 1999                                 550,000                154,100                 704,100
                                                     -------                -------                 -------
Weighted average remaining
  Contractual life (years)                             4.19                   .79                    3.44
                                                       ----                  -----                   ----
  Weighted average exercise price                      $.31                  $3.75                   $1.06
                                                       ----                  -----                   -----

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

      In 1999 and 1998, revenues totaling approximately $264,000 and $240,000, respectively, were derived from Euro.

      Condensed information on Euro follows:
                                                      (unaudited)
                                                1999               1998
                                                ----               ----
         Revenues                           $1,526,200          $1,376,400
         Gross profit                        1,604,500             796,400
         Net income (loss)                     531,000            (514,600)


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