Form 10QSB
period 2000-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2000-05-15
CIK 888981

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934.

                 For the quarterly period ended March 31, 2000.

[ ]      TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _________________ to ______________

                         Commission file number 0-20333


                            NOCOPI TECHNOLOGIES, INC.
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


                  MARYLAND                                 87-0406496
     -------------------------------                   -------------------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)


                  537 Apple Street, West Conshohocken, PA 19428
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (610) 834-9600
                           ---------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2000: common stock, par value $.01 per share 33,817,332 shares.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Statements of Operations                                      1
                 Three Months ended March 31, 2000 and March 31, 1999

                 Balance Sheet                                                 2
                 March 31, 2000

                 Statements of Cash Flows                                      3
                 Three Months ended March 31, 2000 and March 31, 1999.

                 Notes to Financial Statements                             4 - 5


         Item 2. Management's Discussion and Analysis of                   6 - 9
                 Financial Condition and Results of Operations


Part II. OTHER INFORMATION                                                    10

                 Signatures                                                   11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                    Three Months ended March 31
                                                       2000             1999
                                                    ----------       ----------
Revenues
 Licenses, royalties and fees                       $  218,200       $  388,000
 Product and other sales                               198,400          198,100
                                                    ----------       ----------
                                                       416,600          586,100

Cost of sales
 Licenses, royalties and fees                           82,800          105,900
 Product and other sales                               178,000          156,600
                                                    ----------       ----------
                                                       260,800          262,500
                                                    ----------       ----------
  Gross profit                                         155,800          323,600

Operating expenses
 Research and development                               55,400           66,300
 Sales and marketing                                    50,200          212,500
 General and administrative                            128,500          347,800
                                                    ----------       ----------
                                                       234,100          626,600
                                                    ----------       ----------
  Loss from operations                                 (78,300)        (303,000)

Other income (expenses)
 Interest income                                         6,800           12,800
 Interest and bank charges                              (3,700)          (4,200)
 Equity in net income (loss) of unconsolidated
  affiliate                                              2,100          (11,500)
                                                    ----------       ----------
                                                         5,200           (2,900)
                                                    ----------       ----------
  Net loss                                          $  (73,100)      $ (305,900)
                                                    ==========       ==========
Basic and diluted loss per common share             $     (.00)      $     (.01)

Weighted average common shares outstanding           33,817,332       33,587,332

 See notes to financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)

                                                                     March 31
                                                                       2000
                                                                   ------------
                                     Assets
Current assets
 Cash and cash equivalents                                         $    479,100
 Accounts receivable less allowances                                     55,100
 Prepaid and other                                                       46,300
                                                                   ------------
  Total current assets                                                  580,500

Fixed assets
 Leasehold improvements                                                  39,500
 Furniture, fixtures and equipment                                      461,500
                                                                   ------------
                                                                        501,000
 Less: accumulated depreciation                                         436,900
                                                                   ------------
                                                                         64,100
Other assets
 Investment in and advances to unconsolidated affiliate                 265,000
                                                                   ------------
   Total assets                                                    $    909,600
                                                                   ============

                      Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable                                                  $     52,600
 Accrued expenses                                                       235,500
 Accrued severance                                                      128,900
 Deferred revenue                                                       178,600
                                                                   ------------
  Total current liabilities                                             595,600

Stockholders' equity
 Common stock, $.01 par value
  Authorized - 75,000,000 shares
  Issued and outstanding - 33,817,332 shares                            338,200
 Paid-in capital                                                     10,434,600
 Accumulated other comprehensive loss                                   (50,600)
 Accumulated deficit                                                (10,408,200)
                                                                    ------------
                                                                        314,000
                                                                   ------------
   Total liabilities and stockholders' equity                      $    909,600
                                                                   ============

 See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)


                                                       Three Months ended March 31
                                                          2000            1999
                                                       ---------       -----------
Operating Activities
 Net loss                                              $ (73,100)      $ (305,900)
 Adjustments to reconcile net loss to cash
  used in operating activities
  Depreciation                                            13,800           15,600
  Amortization                                                             16,500
  Equity in net (income) loss of unconsolidated
    affiliate                                             (2,100)          11,500
  Stock option compensation                                                 1,000
                                                       ---------       ----------
                                                         (61,400)        (261,300)

(Increase) decrease in assets
 Accounts receivable                                      53,500          (33,200)
 Prepaid and other                                        67,600            3,900
Increase (decrease) in liabilities
 Accounts payable, accrued expenses and
   accrued severance                                    (224,100)         185,400
 Deferred revenue                                         (3,300)           7,200
                                                       ---------       ----------
                                                        (106,300)         163,300
                                                       ---------       ----------
  Cash (used in) operating activities                   (167,700)         (98,000)

Investing Activities
 Additions to fixed assets                                                (17,500)
 Additions to patents                                                     (18,300)
 Advances (to) from affiliate, net                        21,800          (64,100)
                                                       ---------       ----------
  Cash provided by (used in) investing activities         21,800          (99,900)

Financing Activities
 Repayment of notes                                     (125,000)
                                                       ---------       ----------
  Cash (used in) financing activities                   (125,000)
                                                       ---------       ----------
  Decrease in cash and cash equivalents                 (270,900)        (197,900)
  Cash and cash equivalents - beginning of period        750,000        1,372,900
                                                       ---------       ----------
  Cash and cash equivalents - end of period            $ 479,100       $1,175,000
                                                       =========       ==========

 See notes to financial statements.

                            NOCOPI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Financial Statements

     The accompanying interim financial statements have been prepared by the Company without audit. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 1999 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Notes to Financial Statements included in the 1999 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2000 may not be necessarily indicative of the operating results expected for the full year.

Note 2. Comprehensive Income (Loss)

     In accordance with SFAS No. 130, Reporting Comprehensive Income, comprehensive loss is as follows:

                                                       Three Months Ended
                                                            March 31
                                                    --------------------------
                                                      2000              1999
                                                    --------         ---------
     Net loss                                       $(73,100)        $(305,900)

     Currency translation adjustment                 (11,100)          (12,100)
                                                    --------         ---------
     Comprehensive loss                             $(84,200)        $(318,000)
                                                    ========         =========

Note 3. Going Concern

     Since its inception, the Company has incurred significant losses and, as of March 31, 2000, had accumulated losses of $10,408,200. For the years ended December 31, 1999 and 1998, the Company's net losses were $1,262,600 and $548,800, respectively. In addition, the Company had negative working capital of $15,100 at March 31, 2000. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

     The Board of Directors of the Company is in the process of reviewing strategic alternatives to provide increased liquidity, improve cash flow and enhance stockholder value. These potential alternatives include an investment in the Company by a strategic partner, the pursuit of strategic alliances and/or acquisitions or the sale of all or part of the business. There can be no assurances that the Company will be successful in accomplishing a strategic transaction or, if it is, that the transaction will have a material positive effect on the Company's business operations and cash flow.

Item 2.

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation

Results of Operations

     The Company's revenues are derived from royalties paid by licensees of the Company's technologies, fees for the provision of technical services to licensees and from the direct sale of products incorporating the Company's technologies, such as pressure sensitive labels, and equipment used to support the application of the Company's technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by the Company's licensees in certain cases and additional royalties which typically vary with the licensee's sales or production of products incorporating the licensed technology. Service fee and sales revenues vary directly with the number of units of service or product provided.

     Because the Company has a relatively high level of fixed costs, its operating results are substantially dependent on revenue levels. Because revenues derived from licenses and royalties carry a much higher gross profit margin than other revenues, operating results are also substantially affected by changes in revenue mix.

     Both the absolute amounts of the Company's revenues and the mix among the various sources of revenue are subject to substantial fluctuation. The Company has a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on the Company's total revenue and on its revenue mix and overall financial performance. Such changes may result from a customer's product development delays, engineering changes, changes in product marketing strategies and the like. In addition, certain customers have, from time to time, sought to renegotiate certain provisions of their license agreements and, when the Company agrees to revise terms, revenues from the customer may be affected. The addition of a substantial new customer or the loss of a substantial existing customer may also have a substantial effect on the Company's total revenue, revenue mix and operating results.

     Revenues for the first quarter of 2000 were $416,600 compared to $586,100 in the first quarter of 1999, a 29% decline. Virtually the entire decline in revenues is attributable to a decline in licenses, royalties and fees which declined by $169,800 in the first quarter of 2000 to $218,200 from $388,000 in the first quarter of 1999. The reduction in licenses, royalties and fees is due primarily to the termination of license arrangements with six licensees, including the Company's largest customer, during 1999 offset in part by the addition of two new licensees. Product sales of $198,400 in the first quarter of 2000 approximated the $198,100 realized in the first quarter of 1999. In each quarter, the Company sold and installed an ink-jet printing system.

     The Company's gross profit declined to $155,800 in the first quarter of 2000 or 37% of revenues from $323,600 or 55% of revenues in the first quarter of 1999. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of manufactured products which may incorporate the Company's technologies or equipment used to support the application of its technologies. These items are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. The lower gross profit and the decline in gross profit as a percentage of revenues in the first quarter of 2000 compared to the first quarter of 1999 results principally from a decrease in the portion of revenues represented by licenses, royalties and fees. Certain components of cost of sales related to licenses, royalties and fees, such as production labor and rent, are substantially fixed. The variable component of these costs of sales, primarily ink and chemicals, is a small percentage of the related revenues. As these revenues decline, the gross profit is negatively impacted, both in absolute dollars and as a percentage of revenues. The gross profit related to product and other sales also declined in the first quarter of 2000 compared to the first quarter of 1999 as a result of changes in the mix of products sold.

     Research and development expenses declined to $55,400 in the first quarter of 2000 from $66,300 in the first quarter of 1999. The reduction is due primarily to lower compensation expense resulting from staff reductions during the first quarter of 2000 and lower travel expenses in the first quarter of 2000 compared to the first quarter of 1999.

     Sales and marketing expenses were $50,200 in the first quarter of 2000 compared to $212,500 in the first quarter of 1999, a reduction of $162,300. The reduction is due primarily to staff reductions in the second half of 1999 as well as lower commissions, travel and sales promotion expenses in the first three months of 2000 compared to the first three months of 1999.

     General and administrative expenses declined by $219,300 in the first quarter of 2000 to $128,500 from $347,800 in the first quarter of 1999. The first quarter 1999 general and administrative expenses included a $150,000 charge to severance expense resulting from the resignation of the Company's President and Chief Executive Officer in February 1999 in addition to that individual's compensation costs for the first two months of 1999. This, along with other staff reductions during 1999, were the principal factors contributing to the significant reduction in general and administrative expenses in the first three months of 2000 compared to the same period of 1999. The position of President and Chief Executive Officer has been vacant since February 1999.

     Other income (expense) includes interest on the $125,000 Series B 9% Subordinated Convertible Promissory Notes through their repayment on March 31, 2000. The decline in interest income in the first quarter of 2000 compared to the first quarter of 1999 relates to lower levels of cash invested as cash was utilized during 1999 and the first three months of 2000 to fund operations.

     Equity in net income (loss) of unconsolidated affiliate represents the proportionate share in the net income or loss of Euro-Nocopi, S.A. attributable to the Company's approximate 18% ownership share of Euro-Nocopi, S.A.

     The net loss declined to $73,100 in the first quarter of 2000 from $305,900 in the first quarter of 1999 for the reasons explained above.

Liquidity and Capital Resources

     The Company's cash and cash equivalents declined to $479,100 at March 31, 2000 from $750,000 at December 31, 1999. The cash was used primarily to make severance payments of $136,100 in accordance with an agreement negotiated in February 2000, repay the Company's $125,000 principal amount Series B Subordinated Notes due on March 31, 2000 and fund operations over the three-month period.

     The loss of a number of customers during 1998 and 1999 including, in 1999, the Company's largest customer, has had a material adverse effect on the Company's results of operations and upon its liquidity and capital resources. The Company believes that the conditions arising from these circumstances raise substantial doubts about the Company's ability to continue as a going concern. The Board of Directors of the Company is currently reviewing strategic alternatives to provide increased liquidity, improve cash flow and enhance stockholder value. These potential alternatives include an investment in the Company by a strategic partner, the pursuit of strategic alliances and/or acquisitions or the sale of all or part of the business. There can be no assurances that the Company will be successful in accomplishing a strategic transaction or, if so achieved, that the transaction will have a material positive effect on the Company's business operations and cash flow.

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

     New Business Opportunities. The Company, with limited and reduced research and development resources may be unable to develop new technologies that it believes will enhance and expand its position in the anti-counterfeiting and anti-diversion marketplace that it serves.

There can be no assurances that the resources expended in this effort will generate significant revenues for the Company.

     Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. It also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, the Company's technologies could possibly be compromised through reverse engineering or other means. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities which infringe on the Company's rights. In either event, the Company's customer and licensee relationships could be adversely affected.

     Volatility of Stock Price. The market price for the Company's common stock has historically experienced significant fluctuations and may continue to do so. The Company has, since its inception, operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company's common stock is not listed on a national or regional securities exchange and, consequently, the Company receives limited publicity regarding its business achievements and prospects nor do securities analysts and traders extensively follow it. The market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company's common stock.

     Adverse Liquidity. As a result of the loss of a number of customers during 1998 and 1999 including, in 1999, the Company's largest customer, the Company is experiencing a period of adverse liquidity during which it has been and will continue to be required to reduce expenses while the Company's Board of Directors explores options to restructure the Company's operations, including seeking a potential business combination. The requirement to conserve cash has caused the Company to limit its discretionary research and development and sales and marketing expenditures, thus impeding the Company's ability to develop new technologies and markets. These factors may negatively impact the Company's efforts to increase its customer base and revenues.

Forward-Looking Information

     The foregoing contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain risks and uncertainties including the particular factors described in this Management Discussion and Analysis. In each case, actual results may differ materially from such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

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

          Not Applicable


Item 5. Other Information

          Not Applicable


Item 6. Exhibits and Reports on Form 8-K


          (a) Exhibit 27 - Financial Data Schedule

          (b) No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NOCOPI TECHNOLOGIES, INC.

DATE: May 15, 2000                      /s/ Michael A Feinstein, M.D.
                                        ----------------------------------------
                                        Michael A Feinstein, M.D.
                                        Chairman of the Board

DATE: May 15, 2000                      /s/ Rudolph A. Lutterschmidt
                                        ----------------------------------------
                                        Rudolph A. Lutterschmidt
                                        Vice President & Chief Financial Officer