Form 10QSB
period 2000-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2000-08-21
CIK 888981

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from _________________ to ______________

                         Commission file number 0-20333

                            NOCOPI TECHNOLOGIES, INC.
                     ---------------------------------------
                     (Exact name of small business issuer as
                           specified in its charter)

                MARYLAND                                87-0406496
-----------------------------------           ---------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

                  537 Apple Street, West Conshohocken, PA 19428
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2000: Common stock, par value $.01 per share 33,817,332 shares.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
      Item 1.   Financial Statements

                Statements of Operations                                       1
                Three Months and Six Months Ended
                June 30, 2000 and June 30, 1999


                Balance Sheet                                                  2
                June 30, 2000


                Statements of Cash Flows                                       3
                Six Months Ended June 30, 2000
                and June 30, 1999


                Notes to Financial Statements                                4-5


      Item 2.   Management's Discussion and Analysis                        6-10
                  of Financial Condition and Results of Operations


Part II. OTHER INFORMATION                                                    11


           Signatures                                                         12

                         PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

                                                  Nocopi Technologies, Inc.
                                                  Statements of Operations
                                                         (unaudited)

                                         Three Months ended June 30             Six Months ended June 30
                                            2000              1999               2000              1999
                                      ------------       ------------       ------------       ------------
 Revenues
  Licenses, royalties and fees        $    222,900       $    413,500       $    441,100       $    801,500
  Product and other sales                   49,900             52,000            248,300            250,100
                                      ------------       ------------       ------------       ------------
                                           272,800            465,500            689,400          1,051,600

 Cost of sales
  Licenses, royalties and fees              75,700             98,200            158,500            204,100
  Product and other sales                   38,600             49,100            216,600            205,700
                                      ------------       ------------       ------------       ------------
                                           114,300            147,300            375,100            409,800
                                      ------------       ------------       ------------       ------------
   Gross profit                            158,500            318,200            314,300            641,800

 Operating expenses
  Research and development                  40,700             59,200             96,100            125,500
  Sales and marketing                       54,100            170,900            104,300            383,400
  General and administrative               130,300            187,700            258,800            535,500
                                      ------------       ------------       ------------       ------------
                                           225,100            417,800            459,200          1,044,400
                                      ------------       ------------       ------------       ------------
   Loss from operations                    (66,600)           (99,600)          (144,900)          (402,600)

 Other income (expenses)
  Amortization
  Interest income                            5,400             11,100             12,200             23,900
  Interest and bank charges                   (900)            (3,200)            (4,600)            (7,400)
  Equity in net income (loss) of
   unconsolidated affiliate                  2,000              5,200              4,100             (6,300)
                                      ------------       ------------       ------------       ------------
                                             6,500             13,100             11,700             10,200
                                      ------------       ------------       ------------       ------------
   Net loss                           ($    60,100)      ($    86,500)      ($   133,200)      ($   392,400)
                                      ============       ============       ============       ============

 Basic and diluted loss per
  common share                        ($       .00)      ($       .00)      ($       .00)      ($       .01)

 Average common shares
  outstanding                           33,817,332         33,640,665         33,817,332         33,613,999


See notes to financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)

                                                                                                   June 30
                                                                                                    2000
                                                                                                ------------

                                                               Assets

Current assets
 Cash and cash equivalents                                                                      $    409,600
 Accounts receivable less allowance                                                                   66,400
 Prepaid and other                                                                                    37,200
                                                                                                ------------
  Total current assets                                                                               513,200

Fixed assets
 Leasehold improvements                                                                               39,500
 Furniture, fixtures and equipment                                                                   476,200
                                                                                                ------------
                                                                                                     515,700
 Less: accumulated depreciation                                                                      450,700
                                                                                                ------------
                                                                                                      65,000

Other assets
 Investment in and advances to unconsolidated affiliate                                              254,600
                                                                                                ------------
   Total assets                                                                                 $    832,800
                                                                                                ============

                                                Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable                                                                               $     96,400
 Accrued expenses                                                                                    222,700
 Accrued severance                                                                                    94,400
 Deferred revenue                                                                                    165,800
                                                                                                ------------
  Total current liabilities                                                                          579,300

Stockholders' equity
 Common stock, $.01 par value
  Authorized - 75,000,000 shares
  Issued and outstanding - 33,817,332 shares                                                         338,200
 Paid-in capital                                                                                  10,434,600
 Accumulated other comprehensive loss                                                                (51,000)
 Accumulated deficit                                                                             (10,468,300)
                                                                                                ------------
                                                                                                     253,500
                                                                                                ------------
   Total liabilities and stockholders' equity                                                   $    832,800
                                                                                                ============

 See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                  Six Months ended June 30
                                                                   2000              1999
                                                               ------------      ------------
Operating Activities
 Net loss                                                      ($  133,200)      ($  392,400)
 Adjustments to reconcile net loss to
  cash from operating activities
  Depreciation                                                      27,600            31,200
  Amortization                                                                        33,000
  Equity in net (income) loss of unconsolidated affiliate           (4,100)            6,300
  Stock and stock option compensation                                                 11,600
                                                               -----------       -----------
                                                                  (109,700)         (310,300)

(Increase) decrease in assets
 Accounts receivable                                                42,200           (18,500)
 Prepaid and other                                                  76,700            14,200
Increase (decrease) in liabilities
 Accounts payable and accrued expenses                            (227,600)           96,600
 Deferred revenue                                                  (16,100)           27,500
                                                               -----------       -----------
                                                                  (124,800)          119,800
                                                               -----------       -----------
  Cash (used in) operating activities                             (234,500)         (190,500)

Investing Activities
 Additions to fixed assets                                         (14,700)          (17,500)
 Additions to patents                                                                (35,600)
 Advances from affiliate, net                                       33,800            22,400
                                                               -----------       -----------
  Cash provided by (used in) investing activities                   19,100           (30,700)

Financing Activities
 Repayment of notes                                               (125,000)
                                                               -----------       -----------
  Cash used in financing activities                               (125,000)
                                                               -----------       -----------
  Decrease in cash and cash equivalents                           (340,400)         (221,200)
Cash and cash equivalents - beginning of period                    750,000         1,372,900
                                                               -----------       -----------
Cash and cash equivalents - end of period                      $   409,600       $ 1,151,700
                                                               ===========       ===========


 See notes to financial statements.

                            NOCOPI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.   Financial Statements

               The accompanying interim financial statements have been prepared by the Company without audit. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 1999 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Notes to Financial Statements included in the 1999 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the six months ended June 30, 2000 may not be necessarily indicative of the operating results expected for the full year.

Note 2.   Comprehensive Income (Loss)

               In accordance with SFAS No. 130, Reporting Comprehensive Income, comprehensive loss is as follows:

                                         Three Months Ended
                                             June 30
                                       2000            1999
                                     ---------      ---------

Net loss                             ($60,100)      ($86,500)

Currency translation adjustment      (    400)      (  6,000)
                                     --------       --------

Comprehensive loss                   ($60,500)      ($92,500)
                                     ========       ========


                                         Six Months Ended
                                             June 30
                                       2000            1999
                                     ---------      ---------

Net loss                             ($133,200)     ($392,400)

Currency translation adjustment      (  11,500)     (  18,100)
                                     ---------      ---------

Comprehensive loss                   ($144,700)     ($410,500)
                                     =========      =========

3. Going Concern

               Since its inception, the Company has incurred significant losses and, as of June 30, 2000, had accumulated losses of $10,468,300. For the years ended December 31, 1999 and 1998, the Company's net losses were $1,262,600 and $548,800, respectively. In addition, the Company had negative working capital of $66,100 at June 30, 2000. The Company may incur further operating losses and experience negative cash flow in the future. The Company believes that its cash resources, based on current revenue and expenditure levels, may not be sufficient to sustain the Company beyond early to mid-2001. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

               In addition to its focus on increasing revenues from traditional sources of business, the Board of Directors of the Company is in the process of reviewing strategic alternatives to provide increased liquidity, improve cash flow and enhance stockholder value. These potential alternatives include the sale of assets of the Company or of all or part of the business, an investment in the Company by a strategic partner or the pursuit of strategic alliances and/or acquisitions. There can be no assurances that the Company will be successful in concluding a strategic transaction or, if it is, that the transaction will have a material positive effect on the Company's business operations and cash flow.

Item 2.
                            NOCOPI TECHNOLOGIES, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations

     The Company's revenues are derived from royalties paid by licensees of the Company's technologies, fees for the provision of technical services to licensees and from the direct sale of products incorporating the Company's technologies, such as pressure sensitive labels, and equipment used to support the application of the Company's technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by the Company's licensees in certain cases and additional royalties, which typically vary with the licensee's sales or production of products incorporating the licensed technology. Service fee and sales revenues vary directly with the number of units of service or product provided.

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

     Revenues for the second quarter of 2000 were $272,800 compared to $465,500 in the second quarter of 1999, a 41% decline. Virtually the entire decline in revenues is attributable to a decline in licenses, royalties and fees which declined by $190,600 in the second quarter of 2000 to $222,900 from $413,500 in the second quarter of 1999. The reduction in licenses, royalties and fees is due primarily to the termination or non-renewal of license arrangements with six licensees, including the Company's largest customer, during the second half of 1999 offset in part by the addition of four new licensees. Product sales of $49,900 in the second quarter of 2000 approximated the $52,000 realized in the second quarter of 1999.

     For the first six months of 2000, revenues were $689,400, 34% lower than revenues of $1,051,600 in the first six months of 1999. The decline of $362,200 in the first half of 2000, compared to the first half of 1999, is attributable virtually in its entirety to a $360,400 reduction in licenses royalties and fees caused by the same factors described above. Product and other sales of $248,300 for the first six months of 2000 nearly equaled the first half 1999 sales of $250,100. In each period, the Company sold and installed an ink-jet printing system.

     The Company's gross profit declined to $158,500 in the second quarter of 2000 or 58% of revenues from $318,200 or 68% of revenues in the first quarter of 1999. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of manufactured products which may incorporate the Company's technologies or equipment used to support the application of its technologies. These items are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit margin than licenses, royalties and fees. The lower gross profit and the decline in gross profit as a percentage of revenues in the second quarter of 2000 compared to the second quarter of 1999 results principally from both the absolute decrease in revenues represented by licenses, royalties and fees and the resulting change in revenue mix. The primary components of cost of sales related to licenses, royalties and fees, such as production labor and rent, are substantially fixed. The variable component of these costs of sales, primarily ink and chemicals, is a small percentage of the total cost and of the related revenues. As these revenues decline, the gross profit is negatively impacted, both in absolute dollars and as a percentage of revenues. The gross profit related to product and other sales improved in the second quarter of 2000 compared to the second quarter of 1999 as a result of changes in the mix of products sold.

     For the first six months of 2000, the gross profit declined to $314,300, or 46% of revenues, from $641,800 or 61% of revenues in the first half of 1999. The above mentioned factors related to the second quarter gross margin affected the first half as well; however, the change in revenue mix of product and other sales negatively affected their gross profit in the first half of 2000 compared to the comparable 1999 period.

     Research and development expenses declined to $40,700 and $96,100 in the second quarter and first half of 2000, respectfully, from $59,200 and $125,500 in the comparable periods of 1998. The reductions are due primarily to lower compensation expense resulting from staff reductions in early 2000 and lower travel expenses in both quarters of 2000 compared to the same periods of 1999.

     Sales and marketing expenses declined to $54,100 in the second quarter of 2000 from $170,900 in the second quarter of 1999. For the first six months of 2000, sales and marketing expenses were $104,300 compared to $383,400 in the first six months of 1999. The reductions both for the second quarter and first half are due primarily to staff reductions occurring in the second half of 1999 as well as lower commissions, travel and sales promotion expenses in the second quarter and first half of 2000 compared to the same 1999 periods.

     General and administrative expenses declined to $130,300 in the second quarter of 2000 from $187,700 in the second quarter of 1999. The decline resulted primarily from staff reductions the second half of 1999 and a lower level of professional fees in the second quarter of 2000 compared to the second quarter of 1999. General and administrative expenses declined by $276,700 in the first six months of 2000 to $258,800 from $535,500 in the first six months of 1999. The first half 1999 general and administrative expenses included a $150,000 charge to severance expense resulting from the resignation of the Company's President and Chief Executive Officer in February 1999. The position of President and Chief Executive Officer has been vacant since February 1999. This, along with other staff reductions made during the second half of 1999 and a lower level of professional fees were the principal factors contributing to the significant reduction in general and administrative expenses in the first half of 2000 compared to the same period of 1999.

     Other income (expense) includes interest on the $125,000 Series B 9% Subordinated Convertible Promissory Notes through their repayment on March 31, 2000. The decline in interest income in the second quarter and first half of 2000 compared to the same periods of 1999 relates to lower levels of cash invested as cash was utilized during 1999 and the first six months of 2000 to fund operations and repay the Series B Notes.

     Equity in net income (loss) of unconsolidated affiliate represents the proportionate share in the net income or loss of Euro-Nocopi, S.A. attributable to the Company's approximate 18% ownership share of Euro-Nocopi, S.A. As the Euro-Nocopi first half 2000 financial statements remain incomplete, the second quarter and first half 2000 equity in net income (loss) of unconsolidated affiliate is based on an estimate of Euro-Nocopi's operating results for those periods.

     The net loss declined to $60,100 in the second quarter of 2000 from $86,500 in the second quarter of 1999 and to $133,200 in the first half of 2000 from $392,400 in the first half of 1999. The reduction in the second quarter net loss from the year earlier period resulted primarily from the reductions in research and development, selling and general and administrative expenses associated with staff reductions described above, substantially offset by the reductions in revenue and gross profit identified above. The year to year reduction in net loss from the first half of 1999 to the first half of 2000 resulted from the same factors, and from the non-recurrence of the severance expense associated with the departure of the Company's President and Chief Executive Officer during the first quarter of 1999. As a result of the Company's adverse liquidity situation, positions in production, research, sales and administration have not been filled following the departure of certain employees and consultants.


Liquidity and Capital Resources

     The Company's cash and cash equivalents declined to $409,600 at June 30, 2000 from $750,000 at December 31, 1999. The cash was used primarily to make severance payments of $170,600 in accordance with an agreement negotiated in February 2000 and to repay the Company's $125,000 principal amount Series B Subordinated Notes on March 31, 2000.

Additionally, cash in the amount of $44,800 was used to fund ongoing operations over the six-month period.

     The loss of a number of customers during 1998 and 1999 including, in 1999, the Company's largest customer, has had a material adverse effect on the Company's results of operations and upon its liquidity and capital resources. The Company believes that the conditions arising from these circumstances raise substantial doubts about the Company's ability to continue as a going concern as its cash resources, based on current revenue and expenditure levels, may not be sufficient to sustain the Company beyond early to mid-2001. The Board of Directors of the Company is presently focused on increasing the Company's revenue base from its traditional sources of business. There can be no assurances that the Company will be able to generate sufficient incremental revenues and gross profits to achieve and sustain profitability and positive cash flow in the future. The Board of Directors continues to explore strategic alternatives that may provide increased liquidity, improve cash flow and enhance stockholder value. These potential alternatives include the sale of assets of the Company or of all or part of the business, an investment in the Company by a strategic partner or the pursuit of strategic alliances and/or acquisitions. There can be no assurances that the Company will be successful in concluding a strategic transaction or, if so achieved, that the transaction will have a material positive effect on the Company's business operations and cash flow.

     The Company, in response to the adverse liquidity situation, has instituted a cost reduction program including staff reductions and curtailment of discretionary research and development, sales and marketing and administrative expenses.


Factors That May Affect Operating Results and Stock Price

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


Item 5.   Other Information

                  Not Applicable


Item 6.   Exhibits and Reports on Form 8-K


                  (a). Exhibit 27 - Financial Data Schedule

                  (b). No Current Reports on Form 8-K have been filed by the
                       Registrant during the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NOCOPI TECHNOLOGIES, INC.

DATE:  August 21, 2000            /s/ Michael A Feinstein, M.D.
                                  -----------------------------
                                      Michael A Feinstein, M.D.
                                      Chairman of the Board

DATE:  August 21, 2000            /s/ Rudolph A. Lutterschmidt
                                  ----------------------------
                                      Rudolph A. Lutterschmidt
                                      Vice President & Chief Financial Officer