Form 10QSB
period 2000-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2000-11-14
CIK 888981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 2000.

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

               MARYLAND                                    87-0406496
 ---------------------------------              ------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)

                  537 Apple Street, West Conshohocken, PA 19428
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 834-9600
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

      Check whether the issuer has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2000: Common stock, par value $.01 per share 33,817,332 shares.

Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION                                            PAGE

      Item 1.   Financial Statements

                Statements of Operations                                   1
                Three Months and Nine Months Ended
                September 30, 2000 and September 30, 1999


                Balance Sheet                                              2
                September 30, 2000


                Statements of Cash Flows                                   3
                Nine Months Ended September 30, 2000
                and September 30, 1999


                Notes to Financial Statements                             4-5


      Item 2.   Management's Discussion and Analysis                      6-11
                of Financial Condition and Results of Operations


Part II.    OTHER INFORMATION                                              12


           Signatures                                                      13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                  SEPTEMBER 30                            SEPTEMBER 30
                                            2000                1999               2000                1999
                                       ------------        ------------        ------------        ------------
 REVENUES
  LICENSES, ROYALTIES AND FEES             $223,900            $289,500            $665,000          $1,091,000
  PRODUCT AND OTHER SALES                    58,400              52,800             306,700             302,900
                                       ------------        ------------        ------------        ------------
                                            282,300             342,300             971,700           1,393,900

 COST OF SALES
  LICENSES, ROYALTIES AND FEES               82,600              89,700             241,100             293,800
  PRODUCT AND OTHER SALES                    37,900              49,500             254,500             255,200
                                       ------------        ------------        ------------        ------------
                                            120,500             139,200             495,600             549,000
                                       ------------        ------------        ------------        ------------
   GROSS PROFIT                             161,800             203,100             476,100             844,900

 OPERATING EXPENSES
  RESEARCH AND DEVELOPMENT                   58,700              50,600             154,800             176,100
  SALES AND MARKETING                        52,300             146,500             156,600             529,900
  GENERAL AND ADMINISTRATIVE                145,800             127,500             404,600             663,000
                                       ------------        ------------        ------------        ------------
                                            256,800             324,600             716,000           1,369,000
                                       ------------        ------------        ------------        ------------
   LOSS FROM OPERATIONS                     (95,000)           (121,500)           (239,900)           (524,100)

 OTHER INCOME (EXPENSES)
  INTEREST INCOME                             4,100              11,500              16,300              35,400
  INTEREST AND BANK CHARGES                  (1,000)             (3,900)             (5,600)            (11,300)
  EQUITY IN NET INCOME (LOSS) OF
   UNCONSOLIDATED AFFILIATE                  30,900               4,200              35,000              (2,100)
                                       ------------        ------------        ------------        ------------
                                             34,000              11,800              45,700              22,000
                                       ------------        ------------        ------------        ------------
   NET LOSS                                ($61,000)          ($109,700)          ($194,200)          ($502,100)
                                       ============        ============        ============        ============

 BASIC AND DILUTED LOSS PER
  COMMON SHARE                                ($.00)              ($.00)              ($.01)              ($.01)


 WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                     33,817,332          33,743,999          33,817,332          33,657,332

 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                       SEPTEMBER 30
                                                                            2000
                                                                       ------------
                                     ASSETS
 CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                                             $    271,000
 ACCOUNTS RECEIVABLE LESS ALLOWANCE                                          87,700
 PREPAID AND OTHER                                                           49,700
                                                                       ------------
  TOTAL CURRENT ASSETS                                                      408,400

FIXED ASSETS
 LEASEHOLD IMPROVEMENTS                                                      39,500
 FURNITURE, FIXTURES AND EQUIPMENT                                          476,200
                                                                       ------------
                                                                            515,700
 LESS: ACCUMULATED DEPRECIATION                                             464,500
                                                                       ------------
                                                                             51,200

OTHER ASSETS
 INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE                     301,100
                                                                       ------------
   TOTAL ASSETS                                                        $    760,700
                                                                       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 ACCOUNTS PAYABLE                                                      $     81,800
 ACCRUED EXPENSES                                                           301,300
 ACCRUED SEVERANCE                                                           59,900
 DEFERRED REVENUE                                                           142,800
                                                                       ------------
  TOTAL CURRENT LIABILITIES                                                 585,800

STOCKHOLDERS' EQUITY
 COMMON STOCK, $.01 PAR VALUE
  AUTHORIZED - 75,000,000 SHARES
  ISSUED AND OUTSTANDING - 33,817,332 SHARES                                338,200
 PAID-IN CAPITAL                                                         10,434,600
 ACCUMULATED OTHER COMPREHENSIVE LOSS                                       (68,600)
 ACCUMULATED DEFICIT                                                    (10,529,300)
                                                                       ------------
                                                                            174,900
                                                                       ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    760,700
                                                                       ============


 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                                           2000                      1999
                                                                       -----------               -----------
 OPERATING ACTIVITIES
 NET LOSS                                                              ($  194,200)              ($  502,100)
 ADJUSTMENTS TO RECONCILE NET LOSS TO
  CASH FROM OPERATING ACTIVITIES
  DEPRECIATION                                                              41,400                    46,800
  AMORTIZATION                                                                  --                    49,400
  EQUITY IN NET (INCOME) LOSS OF UNCONSOLIDATED AFFILIATE                  (35,000)                    2,100
  STOCK AND STOCK OPTION COMPENSATION                                           --                    23,500
                                                                       -----------               -----------
                                                                          (187,800)                 (380,300)

DECREASE IN ASSETS
 ACCOUNTS RECEIVABLE                                                        20,900                    43,800
 PREPAID AND OTHER                                                          64,200                    21,100
INCREASE (DECREASE) IN LIABILITIES
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                    (198,100)                  (19,800)
 DEFERRED REVENUE                                                          (39,100)                   28,100
                                                                       -----------               -----------
                                                                          (152,100)                   73,200
                                                                       -----------               -----------
  NET CASH USED IN OPERATING ACTIVITIES                                   (339,900)                 (307,100)

INVESTING ACTIVITIES
 ADDITIONS TO FIXED ASSETS                                                 (14,700)                  (17,500)
 ADDITIONS TO PATENTS                                                           --                   (36,600)
 ADVANCES (TO) FROM AFFILIATE, NET                                             600                   (17,300)
                                                                       -----------               -----------
  NET CASH USED IN INVESTING ACTIVITIES                                    (14,100)                  (71,400)

FINANCING ACTIVITIES
 REPAYMENT OF NOTES                                                       (125,000)                       --
                                                                       -----------               -----------
  NET CASH USED IN FINANCING ACTIVITIES                                   (125,000)                       --
                                                                       -----------               -----------
  DECREASE IN CASH AND CASH EQUIVALENTS                                   (479,000)                 (378,500)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             750,000                 1,372,900
                                                                       -----------               -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   271,000               $   994,400
                                                                       ===========               ===========


 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   FINANCIAL STATEMENTS

                  The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 1999 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 1999 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the nine months ended September 30, 2000 may not be necessarily indicative of the operating results expected for the full year.

NOTE 2.   COMPREHENSIVE INCOME (LOSS)

                  In accordance with SFAS No. 130, Reporting Comprehensive Income, comprehensive loss is as follows:

                                                                       Three Months Ended
                                                                          September 30
                                                                  2000                    1999
                                                               ---------------------------------
                  Net loss                                     ($ 61,000)              ($109,700)

                  Currency translation adjustment                (17,600)                  4,900
                                                               ---------               ---------

                  Comprehensive loss                           ($ 78,600)              ($104,800)
                                                               =========               =========


                                                                        Nine Months Ended
                                                                           September 30
                                                                 2000                    1999
                                                               ---------------------------------

                  Net loss                                     ($194,200)              ($502,100)

                  Currency translation adjustment                (29,100)                (13,200)
                                                               ---------               ---------

                  Comprehensive loss                           ($223,300)              ($515,300)
                                                               =========               =========


NOTE 3. GOING CONCERN

                Since its inception, the Company has incurred significant losses and, as of September 30, 2000, had accumulated losses of $10,529,300. For the years ended December 31, 1999 and 1998, the Company's net losses were $1,262,600 and $548,800, respectively. The Company had a negative working capital of $177,400 at September 30, 2000, and experienced negative cash flow of $479,000 and $138,600, respectively, for the nine-month and three-month periods ended September 30, 2000. If the Company continues to experience negative cash flow at current levels and is unable to significantly increase its cash balances through a sale of assets or otherwise, it will be forced to cease operations due to a lack of cash at an undetermined point during the first quarter of 2001.

                The Company is currently pursuing negotiations relating to a transaction to raise cash through the sale of certain assets. If successful, the transaction may generate cash sufficient to fund a year or more of operations at current levels of revenues and expense, during which the Company may seek to improve its cash flow by increasing revenues from traditional sources of business and/or to engage in a strategic transaction designed to maximize shareholder value, such as a sale of the Company's business or assets, a merger or a strategic alliance. However, there are no assurances that the Company will be able to enter into an agreement for such a transaction or that, if it does, the Company will be able to consummate the contemplated transaction before it is forced to cease operations. There also are no assurances that, even if the Company is able to enter into an agreement and consummate the contemplated transaction, it will thereafter be able to improve its cash flow to a level sustaining the Company or that it will be able to identify or consummate a strategic transaction.

ITEM 2.
                            NOCOPI TECHNOLOGIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

     The following Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with our audited Financial Statements and Notes thereto for the year ended December 31, 1999 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     The information in this discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include those described in "Risk Factors." The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.


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

     Revenues for the third quarter of 2000 were $282,300 compared to $342,300 in the third quarter of 1999, an 18% decline. The entire decline in revenues is attributable to a decline in licenses, royalties and fees which declined by $65,600 in the third quarter of 2000 to $223,900 from $289,500 in the third quarter of 1999. The reduction in licenses, royalties and fees is due primarily to the termination or non-renewal of license arrangements with six licensees, including the Company's largest customer, during the second half of 1999 offset in part by the addition of five new licensees. Partially offsetting the decline in license fees, product sales of $58,400 in the third quarter of 2000 increased from $52,800 in the third quarter of 1999 due to higher levels of ink and paper sales.

     For the first nine months of 2000, revenues were $971,700, 30% lower than revenues of $1,393,900 in the first nine months of 1999. The decline of $422,200 in the first nine months of 2000, compared to the first nine months of 1999, is attributable virtually in its entirety to a $426,000 reduction in licenses royalties and fees caused by the same factors described above. Product and other sales of $306,700 for the first nine months of 2000 modestly exceeded the first nine months 1999 sales of $302,900. In each period, the Company sold and installed an ink-jet printing system.

     The Company's gross profit declined to $161,800 in the third quarter of 2000 or 57% of revenues from $203,100 or 59% of revenues in the third quarter of 1999. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of manufactured products which may incorporate the Company's technologies or equipment used to support the application of its technologies. These items are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit margin than licenses, royalties and fees. The lower gross profit and the decline in gross profit as a percentage of revenues in the third quarter of 2000 compared to the third quarter of 1999 results principally from both the absolute decrease in revenues represented by licenses, royalties and fees and the resulting change in revenue mix. The primary components of cost of sales related to licenses, royalties and fees, such as production labor and rent, are substantially fixed. The variable component of these costs of sales, primarily ink and chemicals, is a small percentage of the total cost and of the related revenues. As these revenues decline, the gross profit is negatively impacted, both in absolute dollars and as a percentage of revenues. The gross profit related to product and other sales improved in the third quarter of 2000 compared to the third quarter of 1999 as a result of changes in the mix of products sold.

     For the first nine months of 2000, the gross profit declined to $476,100, or 49% of revenues, from $844,900 or 61% of revenues in the first nine months of

1999. The above mentioned factors related to the third quarter gross margin affected the first nine months as well. The product and other sales gross profit improved slightly in the first nine months of 2000 compared to the comparable 1999 period due to changes in the mix of products sold.

     Research and development expenses were $58,700 and $154,800 in the third quarter and first nine months of 2000, respectfully, compared to $50,600 and $176,100 in the comparable periods of 1999. The third quarter 2000 increase reflects a licensee's refusal to acknowledge its obligation to reimburse the Company for approximately $23,800 in research and development expenses incurred by the Company in support of the licensee's use of the Company's laboratory personnel and facilities. The year-to-year reduction is due primarily to lower compensation expense resulting from staff reductions in early 2000 and lower travel expenses in the first nine months of 2000 compared to the same period of 1999 offset in part by the licensee's failure to provide reimbursement to the Company.

     Sales and marketing expenses declined to $52,300 in the third quarter of 2000 from $146,500 in the third quarter of 1999. For the first nine months of 2000, sales and marketing expenses were $156,600 compared to $529,900 in the first nine months of 1999. The reductions both for the third quarter and first nine months are due primarily to staff reductions occurring in the second half of 1999 as well as lower commissions, travel and sales promotion expenses in the third quarter and first nine months of 2000 compared to the same 1999 periods.

     General and administrative expenses increased to $145,800 in the third quarter of 2000 from $127,500 in the third quarter of 1999. The increase resulted primarily from a corporate public and investor relations program implemented in July 2000. General and administrative expenses declined by $258,400 in the first nine months of 2000 to $404,600 from $663,000 in the first nine months of 1999. The first nine months 1999 general and administrative expenses included a $150,000 charge to severance expense resulting from the resignation of the Company's President and Chief Executive Officer in February 1999. The position of President and Chief Executive Officer has been vacant since February 1999. This, along with other staff reductions made during the second half of 1999 and a lower level of professional fees offset in part by the third quarter 2000 engagement of a corporate public relations firm were the principal factors contributing to the significant reduction in general and administrative expenses in the first nine months of 2000 compared to the same period of 1999.

     Other income (expense) includes interest on the $125,000 Series B 9% Subordinated Convertible Promissory Notes which were repaid on March 31, 2000. The decline in interest income in the third quarter and first nine months of 2000 compared to the same periods of 1999 relates to lower levels of cash invested as cash was utilized during 1999 and the first nine months of 2000 to fund operations and repay the Series B Notes.

     Equity in net income (loss) of unconsolidated affiliate represents the proportionate share in the net income or loss of Euro-Nocopi, S.A. attributable to the Company's approximate 18% ownership share of Euro-Nocopi, S.A. The third quarter and first nine months 2000 equity in net income of unconsolidated affiliate reflects a significant improvement in Euro-Nocopi's revenues and operating results in the third quarter of 2000 compared to the previous year and previous quarters of 2000.

     The net loss declined to $61,000 in the third quarter of 2000 from $109,700 in the third quarter of 1999 and to $194,200 in the first nine months of 2000 from $502,100 in the first nine months of 1999. The reduction in the third quarter net loss from the prior year period resulted primarily from the reductions in expenses associated with staff reductions described above, substantially offset by the reductions in revenue and gross profit as the Company's business has contracted and the failure of a licensee to reimburse approximately $23,800 in research and development expense. The year-to-year reduction in net loss from the first nine months of 1999 to the first nine months of 2000 resulted from the same factors, and from the non-recurrence of the severance expense associated with the departure of the Company's President and Chief Executive Officer during the first quarter of 1999. As a result of the Company's adverse liquidity situation, positions in production, research, sales and administration have not been filled following the departure of certain employees and consultants.


Plan of Operation, Liquidity and Capital Resources

     The Company's cash and cash equivalents declined to $271,000 at September 30, 2000 from $750,000 at December 31, 1999. The cash was used primarily to make severance payments of $205,100 in accordance with an agreement negotiated in February 2000 and to repay the Company's $125,000 principal amount Series B Subordinated Notes on March 31, 2000. Additionally, cash in the amount of $140,900 was used to fund ongoing operations over the nine-month period.

      The loss of a number of customers during 1998 and 1999 including, in 1999, the Company's largest customer, has had a material adverse effect on the Company's results of operations and upon its liquidity and capital resources. The Company believes that the conditions arising from these circumstances raise substantial doubts about the Company's ability to continue as a going concern. Since its inception, the Company has incurred significant losses and, as of September 30, 2000, had accumulated losses of $10,529,300. For the years ended December 31, 1999 and 1998, the Company's net losses were $1,262,600 and $548,800, respectively. The Company had a negative working capital of $177,400 at September 30, 2000, and experienced negative cash flow of $479,000 and $138,600, respectively, for the nine-month and three-month periods ended September 30, 2000. If the Company continues to experience negative cash flow at current levels and is unable to significantly increase its cash balances through a sale of assets or otherwise, it will be forced to cease operations due to a lack of cash at an undetermined point during the first quarter of 2001.

      The Company is currently pursuing negotiations relating to a transaction to raise cash through the sale of certain assets. If successful, the transaction may generate cash sufficient to fund a year or more of operations at current levels of revenues and expense, during which the Company may seek to improve its cash flow by increasing revenues from traditional sources of business and/or to engage in a strategic transaction designed to maximize shareholder value, such as a sale of the Company's business or assets, a merger or a strategic alliance. However, there are no assurances that the Company will be able to enter into an agreement for such a transaction or that, if it does, the Company will be able to consummate the contemplated transaction before it is forced to cease operations. There also are no assurances that, even if the Company is able to enter into an agreement and consummate the contemplated transaction, it will thereafter be able to improve its cash flow to a level sustaining the Company or that it will be able to identify or consummate a strategic transaction.

Risk Factors

     The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

      Potential Inability to Continue in Operations. The Company had a negative working capital of $177,400 at September 30, 2000, and experienced negative cash flow of $479,000 and $138,600, respectively, for the nine-month and three-month periods ended September 30, 2000. Management does not believe the Company can significantly improve its negative cash flow in the near future. If the Company continues to experience negative cash flow at current levels and is unable to significantly increase its cash balances through a sale of assets or otherwise, it will be forced to cease operations due to a lack of cash at an undetermined point during the first quarter of 2001. It is uncertain whether the Company's assets will retain any value if the Company ceases operations.

      The Company is currently pursuing negotiations relating to a transaction to raise cash through the sale of certain assets. If successful, the transaction may generate cash sufficient to fund a year or more of operations at current levels of revenues and expense, during which the Company may seek to improve its cash flow by increasing revenues from traditional sources of business and/or to engage in a strategic transaction designed to maximize shareholder value, such as a sale of the Company's business or assets, a merger or a strategic alliance. However, there are no assurances that the Company will be able to enter into an agreement for such a transaction or that, if it does, the Company will be able to consummate the contemplated transaction before it is forced to cease operations.

      Possible Inability to Develop New Business. Even if the Company is able to raise cash through the sale of certain assets it is currently negotiating or otherwise, it must quickly improve its operating cash flow. Because the Company has already significantly reduced its operating expenses, Management believes that any significant improvement in the Company's cash flow must result from increases in its revenues from traditional sources and from new revenue sources. The Company's ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities. The Company has reduced staffing in both areas in order to reduce operating expenses, and there are no assurances that the resources the Company can devote to marketing and to research and development will be sufficient to increase the Company's revenues to levels resulting in positive cash flow.

     Uneven Pattern of Quarterly and Annual Operating Results. The Company's revenues, which are derived primarily from licensing and royalties, are difficult to forecast due to the long sales cycle of the Company's technologies, the potential for customer delay or deferral of implementation of the Company's technologies, the size and timing of inception of individual license agreements, the success of the Company's licensees and strategic partners in exploiting the market for the licensed products, modifications of customer budgets, and uneven patterns of royalty revenue and product orders. As the Company's revenue base is not substantial, delays in finalizing license contracts, implementing the technology to initiate the revenue stream and customer ordering decisions can have a material adverse effect on the Company's quarterly and annual revenue expectations and, as the Company's operating expenses are substantially fixed, income expectations will be subject to a similar adverse outcome.

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


Item 5.   Other Information

                  Not Applicable


Item 6.   Exhibits and Reports on Form 8-K


                  (a).  Exhibit 27 - Financial Data Schedule

                  (b). No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NOCOPI TECHNOLOGIES, INC.

DATE:  November 14, 2000               /s/ MICHAEL A FEINSTEIN, M.D.
                                       -----------------------------
                                       Michael A Feinstein, M.D.
                                       Chairman of the Board

DATE:  November 14, 2000               /s/ RUDOLPH A. LUTTERSCHMIDT
                                       ----------------------------
                                       Rudolph A. Lutterschmidt
                                       Vice President & Chief Financial Officer