Form 10KSB40
period 2000-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2001-04-17
CIK 888981

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

                  For the fiscal year ended December 31, 2000
                                            -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ______________________

     Commission file number        0-20333
                           -----------------------------------------------------

                            Nocopi Technologies, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Maryland                                          87-0406496
--------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


537 Apple Street, West Conshohocken, PA                         19428
----------------------------------------                     -----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (610) 834-9600
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

   Title of each clas                  Name of each exchange on which registered

            None                                    Not Applicable
-----------------------------          -----------------------------------------


Securities registered under section 12(g) of the Exchange Act:

                           Common Stock $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Form 10-KSB
--------------------------------------------------------------------------------

       State issuer's revenues for its most recent fiscal year. $1,230,700

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer. $4,500,000 at March 31, 2001.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 37,734,362 shares of Common Stock, $.01 par value at March 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                     PART I

ITEM 1. BUSINESS

Background

Nocopi Technologies, Inc. (hereinafter "Nocopi", "Registrant" or the "Company") was organized in 1983 to exploit a technology developed by its founders for impeding the reproduction of documents on office copiers. In its early stages of development, Nocopi's business consisted primarily of selling copy resistant paper to protect corporate documents and information. More recently, Registrant has increasingly focused on developing and marketing technologies for document and product authentication which can reduce losses caused by fraudulent document reproduction and by product counterfeiting and/or diversion. Registrant derives revenues by licensing its technologies, both to end-users and to value-added resellers, and, by selling products incorporating its technologies and technical support services.

Registrant's financial condition has been deteriorating in recent years and continued to deteriorate during the year ended December 31, 2000. For several years, Registrant has sought to respond to this deterioration by reducing its general and administrative, marketing and research and development expenses. These actions significantly reduced operating costs, but also resulted in a decline in revenues, with the result that Registrant's decline has not stabilized or been reversed. By the end of 2000, this decline had led to a working capital deficiency and adverse liquidity that threatened to require the imminent cessation of Registrant's operations. During the first quarter of 2001, Registrant received a $325,000 investment from a licensee in return for common stock constituting approximately 10% of Registrant's outstanding common stock and the funds invested have permitted Registrant to continue in operation in the near term. However, Registrant believes that, to survive, it must obtain additional capital in the very near term both to fund continuing operating deficits and to fund investment needed to increase its operating revenues to levels that will sustain its operations.

During 2000, Registrant has focused on continuing to conduct its business while minimizing expenses and pursuing the marketing of its technologies to the very limited extent permitted by Registrant's financial condition. Registrant has also sought to explore options, including fundamental transactions, that could improve Registrant's long term prospects or result in enhanced shareholder value. During 2000, Registrant sought to raise funds to reinvest in its core business by pursuing negotiations with its former European exclusive licensee for the sale to the licensee of its investment in the licensee and the European rights to its technologies. These negotiations were unsuccessful and, as described below, Registrant is currently involved in a substantial dispute with its former licensee.

In the past year, members of Registrant's board of directors have expended substantial time and effort in pursuing perceived opportunities to enhance Registrant's revenues in the near term in order to stabilize and improve Registrant's financial performance. Although Registrant believes that these efforts may result in improved revenues, Registrant's ongoing dispute with its former European licensee has significantly increased expense levels and it remains highly uncertain whether Registrant can achieve positive cash flow before its adverse liquidity forces it to cease or suspend operations. Registrant's management intends to seek additional capital and may continue to explore possible business combination opportunities as such opportunities are presented.

Anti-Counterfeiting and Anti-Diversion Technologies and Products

Continuing developments in copying and printing technologies have made it ever easier to counterfeit a wide variety of documents. Lottery tickets, gift certificates, event and transportation tickets, travelers' checks and the like are all susceptible to counterfeiting, and Registrant believes that losses from such counterfeiting have increased substantially with improvements in these technologies. Product counterfeiting has long caused losses to manufacturers of brand name products, and Registrant believes these losses have also increased as the counterfeiting of labeling and packaging has become easier.

Registrant's document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document. The invisible printing can be activated or revealed by use of a special highlighter pen when authentication is required. This technology is marketed under the trade mark COPIMARK(TM). Other variations of the COPIMARK(TM) technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi's RUB & REVEAL(R) system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). Registrant's related invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

Document Security Products

Registrant continues to offer a line of burgundy colored papers that deter photocopying and transmission by facsimile. This colored paper inhibits photocopier reproduction at the cost of loss of easy legibility to the reader. Registrant currently offers its copy resistant papers in three grades, each balancing improved copy resistance against diminished legibility. Registrant also sells user defined, pre-printed forms on which selected areas are colored to inhibit reproduction. An example is a doctor's prescription form with the signature area protected. This product line is called SELECTIVE NOCOPI(TM). Registrant also offers several inks that impede photocopying by color copiers. This technology is called COLORBLOC(R).

Since late 1999, Registrant has, in addition to marketing its own technologies and products, acted as a distributor for the Wicker 2000 line of security paper. This patented product, complementary to the Registrant's line of security paper, produces a message, such as "unauthorized copy", when a copy of an original document that was printed or typed on the Wicker 2000 paper, is reproduced on a photocopier.

The following table illustrates the approximate percentage of Registrant's revenues accounted for by each type of its products for each of the two last fiscal years:

                                                                               Year Ended December 31,
                                                                             --------------------------
Product Type                                                                 2000                  1999
------------                                                                 ----                  ----
Anti-Counterfeiting & Anti-Diversion Technologies and Products                90%                   96%
Document Security Products                                                    10%                    4%

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

Registrant has identified a number of major markets for its technologies and products, including security printers, manufacturers of labels and packaging materials and distributors of brand name products. Within each market, key potential users have been identified, and several have been licensed. Within North America, sales efforts include direct selling by company personnel to create end user demand and selling through licensee sales forces and sales agents with support from company personnel. Registrant has determined that technical sales support by its personnel is of great importance to increasing its licensees' sales of products incorporating Registrant's technologies and, therefore, seeks to maintain, to the extent permitted by its limited resources, its commitment to providing such support.

Since 1999, Registrant's management has refocused the company's marketing efforts somewhat in view of the limited resources available to the Company for marketing and the need to improve the Registrant's cash flow. Current marketing efforts are focused on Registrant's more mature technologies that can be utilized by customers with relatively less development efforts.

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

Except in Europe, Registrant has historically sought to market its technologies through its own employees and through independent sales representatives. In 1994, the Registrant formed a European company, Euro-Nocopi, S.A., to market the Company's technologies in Europe under an exclusive licensing arrangement. The Registrant owns approximately an 18% interest in Euro-Nocopi, S.A. and holds warrants permitting it to increase its interest to 55%. In December 2000, Registrant terminated its licensing arrangement with Euro-Nocopi, S.A. due to its commencement of proceedings to liquidate and dissolve and to its failure to pay license fees and other amounts due to Registrant under the licensing arrangement. Registrant currently is seeking to exploit the European market for its technologies in the same manner as it has historically pursued other markets, but may seek to establish a joint venture or another arrangement with a third party for the purpose of better exploiting the European marketplace.

Major Customers

During 2000, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 2000 total revenues from one non-affiliated customer, Xerox Corporation, which accounted for approximately 18% of 2000 revenues.

Outside Sales Agents

Registrant has engaged outside sales agents who are paid commissions on sales to various customers of Registrant and may also receive retainers and reimbursement for certain expenses. During 2000 the total payments to outside sales agents was approximately $40,000 as compared to such payments of approximately $100,000 in 1999.

Manufacturing

Registrant has a small facility for the manufacture of its security inks. Except for this facility, Registrant does not maintain manufacturing facilities. Registrant presently subcontracts the manufacture of its applications (mainly printing and coating) to third party manufacturers and expects to continue such subcontracting. Because some of the processes that Nocopi uses in its applications are based on relatively common manufacturing technologies, there appears to be no technical or economic reason for Registrant to invest capital in its own manufacturing facilities.

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

In the United States and Canada, the details of the product or process that is the subject of a patent application are not publicly disclosed until a patent is granted. However, in some other countries, patent applications are automatically published at a specified time after filing.

As a result of the Registrant's deteriorating financial condition, the Registrant wrote-off unamortized patent costs of $503,000 in the fourth quarter of 1999 due to the uncertainty of their recoverability and charges current patent costs to expense as incurred.

Research and Development

Nocopi has been involved in research and development since its inception. Although Registrant's deteriorating financial condition has forced it to reduce funding for research and development in recent years, it intends to continue its research and development activities in three areas. First, Registrant will continue to refine its present family of products. Second, Registrant will seek to develop specific customer applications. Finally, if feasible, Registrant will seek to expand its technology into new areas of implementation.

During the years ended December 31, 2000, and 1999, Nocopi expended approximately $203,400 and $145,700 respectively, on research and development activities (excluding capital expenditures related to research and development activities, which were nominal).

Competition

In the area of document and product authentication and serialization, Registrant is aware of other technologies, both covert and overt surface marking techniques, requiring decoding implements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes the Registrant markets its covert technologies. These include, among others, biological DNA codes, microtaggants, thermochronic, UV and infrared inks as well as encryption, 2D symbology and laser engraving. Registrant believes its patented and proprietary technologies provide a unique and cost-effective solution to the problem of counterfeiting and gray marketing in the document and product authentication markets it has traditionally sought to exploit. Registrant knows of one large company that recently began to offer an expanding portfolio of product security solutions, some of which may be competitive with Registrant's authentication technologies. In order both to minimize the adverse effect of this new competition and to participate in the competitor's success, it has entered into a license agreement with this competitor so that products incorporating Registrant's technologies can be offered as part of this portfolio.

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

Registrant currently has extremely limited resources, and there can be no assurance that other businesses with greater resources than Registrant will not enter Registrant's markets and compete successfully with Registrant.

Euro-Nocopi, S.A.

Registrant formed Euro-Nocopi, S.A. in 1994, to market the Company's technologies in Europe under an exclusive licensing arrangement. Registrant currently owns approximately an 18% interest in Euro-Nocopi, S.A. and holds warrants currently permitting it to increase its interest to 55% for an additional investment of approximately $170,000. In addition, although the matter is disputed, Registrant believes that it has the right, exercisable through December 31, 2001, to acquire all shares of Euro-Nocopi, S.A. not owned by the Registrant for approximately one million shares of the Registrant's common stock..

During 2000, there arose between Registrant and Euro-Nocopi, S.A. a number of areas of conflict and dispute, leading each party to the licensing arrangement to assert informally that the other was in breach of its obligations under that arrangement. The parties initially sought to resolve their differences by negotiating a transaction in which Euro-Nocopi, S.A. would have purchased from Registrant its entire equity interest (including the warrants and right described above) as well as the paid-up European rights to Registrant's technologies. These negotiations terminated without agreement early in December 2000.

Following the termination of the transaction negotiations, Registrant was informed by Euro-Nocopi, S.A. that it had adopted resolutions to liquidate and dissolve. In mid-December 2000, Registrant terminated its license agreement with Euro-Nocopi, S.A. in accordance with its terms and discontinued the provision of support (including the sale of proprietary inks) to Euro Nocopi, S.A. and its customers. Euro-Nocopi S.A. responded by denying that Registrant's termination of the licensing agreement was permissible or effective, and by asserting a claim that, as a result of alleged breaches of the licensing arrangement by Registrant, it was entitled to a royalty-free license to exploit Registrant's technologies in Europe.

Promptly thereafter, Euro-Nocopi, S.A. commenced an action before a court in Paris, France in which it sought the entry of an order, in the nature of a preliminary injunction, to compel Registrant to honor the license agreement pending judicial or arbitral resolution of the dispute between the parties under the license agreement. Notably, in the French litigation, Euro-Nocopi S.A. did not seek an adjudication on the merits of the underlying dispute. Certain shareholders of Euro-Nocopi, S. A. subsequently joined in the proceedings commenced by Euro-Nocopi, S.A. In March 2001, the Emergency Judge hearing the action issued a decision denying the relief requested by Euro-Nocopi, S.A. and the shareholders. The decision, which does not purport to be a final adjudication of the merits of the controversy but only of Euro-Nocopi's request for preliminary relief, held that Euro-Nocopi S.A. was not entitled to the requested order because Registrant had validly terminated the licensing arrangement in mid-December, and also ordered Euro-Nocopi, S.A. to pay into escrow the approximately $125,000 that Registrant claimed was due and owing under the licensing arrangement.

In mid-March 2001, Euro-Nocopi, S.A. commenced an arbitration proceeding before the American Arbitration Association in New York, NY against Registrant. In this proceeding, Euro-Nocopi, S.A. has not asserted a claim for damages but has asserted a claim for an award in the nature of a declaratory judgment to the effect that, because Registrant has (allegedly) breached the license agreement, Euro-Nocopi, S.A. is entitled to a royalty-free license to exploit Registrant's technologies in Europe. These proceedings are described below under the heading "Litigation."

Following its termination of the licensing arrangement with Euro-Nocopi, S.A., Registrant has moved to directly exploit the European marketplace for its technologies. It intends, to the extent permitted by its financial condition, to continue to exploit that market, either directly, or by means of a joint venture or other arrangement with a third party possessing greater resources.

Employees

At March 31, 2001, Registrant had four full-time employees. Registrant believes that its relations with its employees are good.

Financial Information about Foreign and Domestic Operations

Certain information concerning Registrant's foreign and domestic operations is contained in Note 9 to Registrant's Financial Statements included elsewhere in this Annual Report on Form 10-KSB.

ITEM 2. PROPERTIES

Registrant's corporate headquarters, research and ink production facilities are located at 537 Apple Street, West Conshohocken, Pennsylvania 19428. Its telephone number at that location is (610) 834-9600. These premises consist of approximately 14,800 square feet of space leased from an unaffiliated third party under a lease expiring in February 2003. Current monthly rental under this lease is $8,750 subject to an increase of $250 per month in March 2002. Registrant is also responsible for the operating costs of the building.

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

Registrant is currently seeking to sub-let the portion of its West Conshohocken property that it considers to be in excess of its current needs due to the loss of customers over the past years and the reduction in its number of employees. There are no assurances that Registrant will be able to obtain a tenant willing to enter into such a sublease on acceptable terms.

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

On November 4, 1999, Norman A. Gardner, Registrant's founder, former Chief Executive Officer and, until September 1999, an employee of the Registrant, filed suit in the Court of Common Pleas of Montgomery County Pennsylvania against the Registrant, certain of its former officers and directors and an associate of certain former directors. The complaint sought damages in excess of $700,000 relating to the termination of Mr. Gardner's employment. In February 2000, Registrant and Mr. Gardner reached a settlement of the dispute pursuant to which Mr. Gardner released all claims against the Registrant and the other defendants, except for the associate of certain former directors. Under the settlement, Registrant made a lump sum payment to Mr. Gardner of $102,000 and paid him an additional $10,000 per month from January 2000 through February 2001.

In January 2000, Michael McGovern, Registrant's former Chief Operating Officer, initiated a proceeding before the Pennsylvania Human Relations Commission ("PHRC") against the Registrant alleging that Registrant's termination of his employment in December 1999 constituted discrimination against him based on his religious beliefs. In May 2000, this proceeding terminated with a determination by PHRC that Registrant had not illegally discriminated against Mr. McGovern.

In December 2000, Euro-Nocopi, S.A, Registrant's former European licensee, commenced emergency proceedings against Registrant in a court in Paris, France. These proceedings are described above under the heading "Euro-Nocopi, S.A." In March 2001, Euro-Nocopi, S.A. commenced arbitration proceedings against Registrant before the American Arbitration Association in New York, NY. In these proceedings, Euro-Nocopi, S.A. has sought an award in the nature of a declaratory judgment to the effect that, due to alleged breaches by Registrant of the licensing arrangement between Registrant and Euro-Nocopi. S.A., it is entitled to a royalty-free license to exploit Registrant's technologies in Europe. Euro-Nocopi, S.A. has not sought an award of money damages.

Registrant is currently reviewing, and has not yet formally responded to Euro-Nocopi's demand. The demand appears to allege that Registrant has committed numerous breaches of the licensing arrangement between the parties, notably by failing to disclose certain technical information, by failing to provide technical support, services and products to Euro-Nocopi, S.A. and by entering into a licensing agreement with a third party allegedly violating the exclusivity provisions of the Euro-Nocopi, S.A. licensing arrangement. Registrant intends to defend itself vigorously against these claims and intends to assert a counterclaim to recover in excess of $125,000 owed to it by Euro-Nocopi, S.A. under the terminated licensing arrangement.

Registrant has been made aware that in late March 2001 certain shareholders of Euro-Nocopi, S.A. have filed suit in a court in Paris, France against certain current and former officers and directors of Registrant, and against a licensee of Registrant. Registrant is not named as a defendant in the suit. Registrant has been advised that the suit seeks damages in excess of $7 million from the defendants for various alleged acts of oppression, self-dealing and fraud in connection with the organization and capitalization of Euro-Nocopi, S.A., the management of that company and Registrant's management of its relationship with that company. Registrant anticipates that certain of the defendants will seek indemnification from the Company in connection with the lawsuit although it has not yet received any such requests or demands.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2000, no matters were submitted to a vote of Registrant's security holders.

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

                                                     High Bid           Low Bid
                                                     --------           -------
         January 1, 1999 to March 31, 1999             $.16              $.08
         April 1, 1999 to June 30, 1999                $.29              $.15
         July 1, 1999 to September 30, 1999            $.24              $.08
         October 1, 1999 to December 31, 1999          $.21              $.09

         January 1, 2000 to March 31, 2000             $.35              $.16
         April 1, 2000 to June 30, 2000                $.26              $.15
         July 1, 2000 to September 30, 2000            $.22              $.14
         October 1, 2000 to December 31, 2000          $.17              $.06

         January 1, 2001 to March 31, 2001             $.20              $.11

As of March 31, 2001, 37,734,362 shares of Registrant's Common Stock were outstanding. The number of holders of record of Registrant's Common Stock was approximately 1,100. However, Registrant estimates that it has a significantly greater number of Common Stockholders because a number of shares of Registrant's Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 37,734,362 shares of

Common Stock which are outstanding, Registrant, at March 31, 2001, has reserved for issuance 15,264,935 shares of its Common Stock which underlie outstanding options and warrants to purchase Common Stock of the Registrant and securities issued by Euro-Nocopi, S.A., which may be converted into Registrant's common stock.

Registrant has paid no cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Information

The information in this Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include those described in "Risk Factors." The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

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

Revenues for 2000 were $1,230,700, a decline of 28% from $1,698,900 in 1999.
Licenses, royalties and fees declined by 36% to $838,500 from $1,307,400 in 1999. The loss of $247,000 of license revenues from Paxar Corporation, the Company's largest customer in 1999, due to the termination of the license in the third quarter of 1999, accounted for 53% of the $468,900 decline in licenses, royalties and fees. Additionally, the termination or expiration of license agreements with seven other licensees during 1999 and 2000 negatively impacted 2000 revenues from licenses, royalties and fees partly offset by two customers first entering into license agreements during fiscal 2000. Product and other sales were $392,200 in 2000, approximately equal to the $391,500 of these sales in 1999.

Gross profit declined to $620,800 or 50% of revenues in 2000 from $1,163,100 or 68% of revenues in 1999. The decline in gross profit, expressed in absolute dollars, is due primarily to the substantial reduction in revenues derived from licenses, royalties and fees. Certain components of cost of sales related to licenses, royalties and fees, such as production labor and rent, are substantially fixed. The variable component of these costs of sales, primarily ink and chemicals, is a small percentage of the related revenues. As these revenues decline, the gross profit is negatively impacted, both in absolute dollars and as a percentage of revenues. Additionally the 1999 gross margin benefited from a $128,500 one-time reduction in cost of sales resulting from the December 1999 renegotiation of a long-standing license agreement with a partner/supplier. Under the terms of the agreement, on-going commissions due the partner/supplier were lowered and previously unpaid commissions were settled at a reduced amount. Accordingly, the Company reduced its accrued commissions at December 31, 1999 and recorded a $128,500 reduction in cost of sales. This reduction positively impacted the 1999 gross profit, expressed as a percentage of revenues, by seven percent. Product and other sales consisting primarily of manufactured products, which incorporate the Company's technologies, equipment to support the application of its technologies or other products purchased for re-sale, are generally purchased from third-party vendors and sold to the end-user or licensee. These products carry a significantly lower gross profit than licenses, royalties and fees.

Research and development expenses increased to $203,400 in 2000 from $145,700 in 1999. The increase was due primarily to the inclusion of certain fees in research and development that were classified as related party expense in 1999 and a former licensee's refusal to acknowledge its obligation to reimburse the Company for approximately $47,500 in research and development expenses incurred by the Company in support of the licensee's use of the Company's laboratory personnel and facilities during the second half of 2000, offset in part by lower compensation expenses in 2000 due to staff reductions during the year.

Sales and marketing expenses declined to $192,000 in 2000 from $604,300 in 1999. The decline relates primarily to lower compensation expense resulting from staff reductions in the second half of 1999, lower commission expense on the lower revenues and lower travel and sales promotion expense in 2000 compared to 1999.

General and administrative expenses declined to $432,800 in 2000 from $699,000 in 1999. The decline is due in part to lower compensation expense in 2000 due to 1999 and 2000 staff reductions. Additionally, in 1999 the Company incurred approximately $125,000 of non-recurring costs associated with the Company's Annual Meeting in December 1999, at which a slate of directors nominated in opposition to the Company's incumbent Board of Directors was elected by the stockholders. Incremental expenses borne by the Company (including reimbursement of the contesting nominees' expenses) consisted primarily of legal, printing and proxy solicitation costs. The Company's legal expenses were $141,700, or 12% of revenues, in 2000 compared to $212,600, or 13% of revenues, in 1999. The relatively high level of legal expense incurred in 1999 was due primarily to the non-recurring expenses associated with the proxy contest for the Company's 1999 Annual Meeting and the 2000 legal expense included non-recurring amounts for employee related litigation and terminated negotiations relating to a proposed sale of certain assets.

In the fourth quarter of 1999, the Company wrote off $507,500 of intangible assets, primarily patents, due to the uncertainty of their recoverability as a result of the Company's adverse liquidity situation.

Severance expense of $394,300 in 1999 relates principally to severance arrangements with two individuals. In 1999, the Company paid $119,100 to its former President and Chief Executive Officer under a severance agreement negotiated in February 1999 and later modified by mutual consent of the parties. In the fourth quarter of 1999, a former employee filed a lawsuit against the Company, its directors and chief operating officer seeking damages allegedly resulting from the termination of his employment agreement by the Company. This lawsuit was settled in February 2000. Under the terms of the agreement, $102,000 was paid at signing with fourteen installments of $10,000 each payable monthly commencing January 2000. The Company also agreed to provide health care insurance through the term of the agreement. In accordance with the severance agreement, a charge of $265,000 was recorded at December 31, 1999 and remaining amounts due are reflected as Accrued Severance on the balance sheet at December 31, 2000.

Other income (expense) includes interest on the $125,000 Series B 9% Subordinated Convertible Promissory Notes that were repaid on March 31, 2000. The decline in interest income to $18,600 in 2000 compared to $45,700 in 1999 resulted from lower levels of cash invested.

Equity in net income of unconsolidated affiliate represents the proportionate share in the net income or loss of Euro-Nocopi attributable to the Company's approximate 18% ownership share of Euro-Nocopi. For the first nine months of 2000, during which the Company accounted for its investment in Euro-Nocopi on the equity method, the Company's proportionate share in Euro-Nocopi's net income was $35,000 compared to $92,900 in 1999. Euro-Nocopi's 1999 financial results benefited in part from a one-time reduction in accrued commissions due a partner/supplier resulting from the renegotiation of a license agreement in late 1999. The Company changed its method of accounting for its investment in Euro-Nocopi to the cost method effective October 1, 2000 and recorded the carrying value at that date as the cost of its investment. During the fourth quarter of 2000, the Company wrote down its investment in Euro-Nocopi by $110,000 due to the uncertainty of its recoverability and recorded a charge of $68,600 resulting from the write-off of foreign currency translation adjustments.

The net loss declined to $382,700 in 2000 from $1,262,600 in 1999. The $879,900 reduction in the net loss in 2000 from the prior year resulted primarily from the non-recurrence of $507,500 of intangible asset write-offs, principally patents, and $394,300 of severance expense associated with the departure two employees, including the Company's President and Chief Executive Officer, during 1999, offset in part by a $110,000 charge in 2000 related to the impairment of the Company's investment in Euro-Nocopi and a $69,000 charge resulting from the write-off of the foreign currency translation adjustment. The balance of the reduction in the net loss reflects the reductions in expenses associated with staff reductions and other cost containment measures described above, offset in part by the reductions in revenue and gross profit as the Company's business has contracted in the past several years. As a result of the Company's adverse liquidity situation, positions in production, research, sales, administration and executive management have not been filled following the departure of certain employees and consultants.

Plan of Operation, Liquidity and Capital Resources

The Company's cash and cash equivalents declined to $186,900 at December 31, 2000 from $750,000 at December 31, 1999. The cash was used primarily to make severance payments of $240,000 in accordance with an agreement negotiated in February 2000 and to repay the Company's $125,000 principal amount Series B Subordinated Notes on March 31, 2000. Additionally, cash in the amount of $198,100 was used to fund ongoing operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern as discussed in note 11. For the years ended December 31, 2000 and 1999, the Company's net losses were $382,700 and $1,262,600, respectively. In addition, the Company had negative working capital of $111,800 at December 31, 2000 and experienced negative cash flow of $563,100 and $622,900, respectively, for the years ended December 31, 2000 and 1999. During the first quarter of 2001, the Company received a $325,000 investment from a licensee in return for common stock constituting approximately 10% of the Company's outstanding common stock and the funds invested have permitted the Company to continue in operation in the near term. The loss of a number of customers during the past three years including, in 1999, the Company's largest customer, has had a material adverse effect on the Company's results of operations and upon its liquidity and capital resources. The Company believes that the conditions arising from these circumstances raise substantial doubts about the Company's ability to continue as a going concern. As a result, management of the Company believes that, to survive, it must obtain additional capital in the very near term both to fund continuing operating deficits and to fund investment needed to increase its operating revenues to levels that will sustain its operations.

The Company, in response to the adverse liquidity situation, instituted a cost reduction program in late 1999 including staff reductions and curtailment of discretionary research and development and sales and marketing expenses.

The Company does not currently plan any significant capital investment over the next twelve months.

Factors That May Affect Future Growth and Stock Price

The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

Potential Inability to Continue in Operations; Potential Need for New Equity Investment. The Company had a negative working capital of $111,800 at December 31, 2000, and experienced negative cash flow of $563,100 and $622,900, respectively, for years ended December 31, 2000 and 1999. While the Company, in early March 2001, received $325,000 in new equity investment, Management does not believe the Company can significantly improve its negative cash flow in the near future through its United States operations. Subsequent to the termination of the licensing agreement with Euro-Nocopi, S.A., the Company has been seeking to negotiate end-user licenses with current users of its technologies in Europe. There can be no assurances that the Company will be able to enter into licenses with European customers that will generate sufficient revenues and cash flow to offset the negative cash flow currently being experienced in its United States operations. If the Company continues to experience negative cash flow at current levels and is unable to significantly increase its cash balances through further equity investment or otherwise, it will be forced to cease operations due to a lack of cash at an undetermined point during the second half of 2001. There are no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

Possible Inability to Develop New Business. Even if the Company is able to raise cash through additional equity investment or otherwise, it must quickly improve its operating cash flow. Because the Company has already significantly reduced its operating expenses, Management believes that any significant improvement in the Company's cash flow must result from increases in its revenues from traditional sources and from new revenue sources. The Company's ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities. The Company has reduced staffing in both areas in order to reduce operating expenses, and there are no assurances that the resources the Company can devote to marketing and to research and development will be sufficient to increase the Company's revenues to levels resulting in positive cash flow.

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

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. It also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, the Company's technologies could possibly be compromised through reverse engineering or other means. In addition, the Company's ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by the Company's adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities which infringe on the Company's rights. In either event, the Company's customer and licensee relationships could be adversely affected.

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

Michael A. Feinstein, M.D., 54, Chairman of the Board of Directors since December 1999 and Nocopi's acting Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than twenty years, serving for more than ten years as the President of a group medical practice including three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle College and his M.D. from Jefferson Medical College. He has been an active private investor for more than thirty years, during which he has consulted with the management of the companies in which he invested on a number of occasions.

Franco Harris, 51, has been a director since February 2000. Since 1990, Mr. Harris has served as President of Superbakers, Inc., a Pittsburgh, Pennsylvania maker of vitamin-fortified donuts and other nutritious bakery goods. Since 1996, Mr. Harris has also served as Chief Executive Officer of Parks Sausage Corporation, a manufacturer of sausages and other meat, beef and chicken products. He is a graduate of the Pennsylvania State University.

Stanley G. Hart, 40, was elected a director in March 2001. He has been President of Westvaco Brand Security, Inc., a wholly owned subsidiary of Westvaco Corporation, since its formation in September 2000. Prior thereto, Mr. Hart served Westvaco Corporation (parent company of Westvaco Brand Security, Inc.) or its subsidiaries for more than ten years in various capacities. Most recently as General Manager and Director of Westvaco's subsidiaries in Hong Kong, Shanghai and Taipei.

Richard Levitt, 43, a director since December 1999, has been engaged in the network services segment of the computer industry since 1988. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years has grown to over 100 employees and over $40 million in annual sales. Since founding XiTech, he has served as one of its corporate principals as a Network Consultant and as the Manager of its Network Sales force. In these capacities, Mr. Levitt played a crucial role in the strategic and financial planning for XiTech, as well as the development of new accounts. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University.

Waldemar Maya, Jr., 50, a director since December 1999, has served since June 1999 as Director of Finance, Airplane Services for the Boeing Company. Before joining Boeing, Mr. Maya had served from 1994 to 1998 as the Executive Vice President, Treasurer and Secretary of N.J. Malin & Associates, a Texas-based wholesaler of material handling equipment.

John F. O'Brien III, 57, a director since June 2000, has been a partner in the law firm of O'Brien & Ryan, LLP, Plymouth Meeting, Pennsylvania, for more than five years. Mr. O'Brien served as Chief of Narcotics and Drug Investigations, U.S. Department of Justice, Organized Crime Strike Force from 1967 to 1980 and as the

Congressional Liaison to the U.S. Senate and House of Representatives from 1978 to 1980. He continues to serve as counsel to the Federal Law Enforcement Officers Association, as he has done since 1980. Mr. O'Brien is a member of the ABA Committee on Law and Medicine and is an expert on Civil and Medical Litigation and Commercial Contract Litigation.

Joel A. Pinsky, 65, rejoined the board of directors in December 1999. Mr. Pinsky served as a director of the Company for more than five years until his resignation in 1998 and as its corporate secretary and general counsel until his resignation in February 1999. He has practiced business law with the firm of Gross, Pinsky, Montreal, Canada, where he is a senior partner, for more than 30 years. Mr. Pinsky has also served as a director of numerous other companies engaged in a variety of industries, all of which were privately held.

Rudolph A. Lutterschmidt, 54, has been Vice President and Chief Financial Officer of the Company for more than five years. Since January 2000, Mr. Lutterschmidt has been employed by Smart & Associates, LLP, an accounting and professional services firm, where he serves as a management consultant. He continues to serve the Company as its Vice President and Chief Financial Officer on a part-time basis. He is a member of Financial Executives International, the Institute of Management Accountants and is a Certified Management Accountant.

The terms of the current directors will expire at the 2001 annual meeting of stockholders of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires persons who become directors and/or executive officers of a public company (such as Nocopi) to file reports with the SEC regarding their beneficial ownership of the company's securities. A report must be filed shortly after a person becomes an executive officer or director, and shortly after an executive officer or director experiences a change in his beneficial ownership of his company's securities. The initial report required to be filed by director O'Brien was filed later than the time prescribed for the filing of such report under SEC rules. To the Company's knowledge, based on information furnished to it by its directors and officers, all such persons are now current in their filing obligations under Section 16 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

During 2000, Dr. Feinstein worked on a part time basis as the Company did not pay any compensation to Dr. Feinstein, who has served since February 2000 as the Company's acting Chief Executive Officer on a part-time basis, and no other executive officer of the Company received compensation equal to or greater than $100,000. The Company does reimburse the expenses incurred by its officers in the performance of their duties. At December 31, 2000 there were no stock options held by any executive officer or director of the Company.

Director Compensation

Directors have not been paid any fees for their services as such during the year ended December 31, 2000. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at Board of Directors meetings or other activities undertaken by them on behalf of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2001, the stock ownership of each director and Named Executive (as set forth under the heading "Executive Compensation") individually, and of all directors and executive officers of the Company as a group.

                                                                                               Common Stock
                                                                                      --------------------------------
                                                                                         Number
                                                                                       Of Shares
                                                                                      Beneficially      Percentage of
                                                                                         Owned            Class (1)
Name of Beneficial Owner                                                              -------------     --------------

Michael A Feinstein, M.D. (2)......................................................     1,098,000           2.9%
Franco Harris (3)..................................................................        45,000              *
Stanley G. Hart (4)................................................................             0              *
Richard Levitt (5).................................................................        85,800              *
Waldemar Maya, Jr..................................................................             0              *
John F. O'Brien III................................................................             0              *
Joel A. Pinsky (6).................................................................         6,000              *
All Executive Officers and Directors as a Group (8 individuals)                         1,235,400           3.3%

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

(4) Does not include 3,917,030 shares of Common Stock owned by Westvaco Brand Security, Inc., of which Mr. Hart is President.

(5)  Includes 400 shares owned by Mr. Levitt's wife.

(6) Mr. Pinsky owns these shares indirectly through his ownership of Pinglick, Inc., a holding company.

Except as stated herein, there are no arrangements known to the Company which may result in a change in control of the Company and each stockholder has sole voting and investment power with respect to the Company's common shares included in the above table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Norman A. Gardner, brother-in-law of Dr. Feinstein, had been employed under an Employment Agreement expiring in October 2002. His employment was terminated by the Company in September 1999. On November 4, 1999, Mr. Gardner filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against the Company, certain of its former officers and directors and an associate of certain former directors. The complaint sought damages in excess of $700,000 relating to his termination. In February 2000, the Company and Mr. Gardner reached a settlement of the dispute pursuant to which Mr. Gardner has released all claims against the Company and the other defendants. Under the settlement, the Company made a lump sum payment to Mr. Gardner of $102,000.and agreed to pay him an additional $10,000 per month from January 2000 through February 2001.

Rudolph A. Lutterschmidt, an officer, is employed by Smart & Associates, LLP, an accounting and professional services firm. Smart & Associates, LLP provided financial consulting services to the Company during the fiscal year ended December 31, 2000. Fees for 2000 services were less than $60,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Financial Statements are filed as part of this Annual Report on Form 10-KSB

                                                                     PAGE
                                                                     -----
Report of Independent Certified Public Accountants                    F-1

Balance Sheet as of December 31, 2000                                 F-2

Statements of Operations for the Years ended
December 31, 2000 and 1999                                            F-3

Statements of Stockholders' Equity for the
Years ended December 31, 2000 and 1999                                F-4

Statements of Cash Flows for the Years ended
December 31, 2000 and 1999                                            F-5

Notes to Financial Statements                                     F-6 to F-12


     (b) The Exhibit Index begins on Page 17 of this Annual Report on Form
10-KSB.

     (c) Registrant has not filed any reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NOCOPI TECHNOLOGIES, INC.
                                          Registrant

Dated: April 12, 2001                    By: /s/ Michael A. Feinstein, M.D.
                                         ----------------------------------
                                         Michael A. Feinstein, M.D.
                                         Chairman of the Board

Dated: April 12, 2001                    By: /s/ Rudolph A. Lutterschmidt
                                         --------------------------------
                                         Rudolph A. Lutterschmidt
                                         Vice President, Chief Financial Officer
                                         and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 12, 2001                     /s/ Michael A. Feinstein, M.D.
                                         ------------------------------
                                         Michael A. Feinstein, M.D.,
                                           Chairman of the Board

Date: April 12, 2001                     /s/ Franco Harris
                                         ------------------------------
                                         Franco Harris, Director

Date: April 12, 2001
                                         ------------------------------
                                         Stanley G. Hart, Director

Date: April 12, 2001                     /s/ Richard Levitt.
                                         ------------------------------
                                         Richard Levitt, Director

Date: April 12, 2001                     /s/ Waldemar Maya, Jr.
                                         ------------------------------
                                         Waldemar Maya, Jr., Director

Date: April 12, 2001
                                         ------------------------------
                                         John F. O'Brien III, Director

Date: April 12, 2001                     /s/ Joel A. Pinsky
                                         ------------------------------
                                         Joel A. Pinsky, Director

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

 3.5     Amendments to Bylaws (7)

10.1     Amended and Restated Non-Qualified Stock Option Plan (3)

10.2     Amended and Restated Incentive Stock Option Plan (3)

10.3 Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (2)

10.4     Nocopi Technologies, Inc. 1996 Stock Option Plan (4)

10.5     Employment Agreement between Registrant and Dr. A. Gundjian (5)

10.6     Form of Common Stock Purchase Warrant (5)

10.7 Lease Agreement dated February 17, 1998 relating to premises at 537 Apple Street, West Conshohocken, PA 19428 (5)

10.8     Nocopi Technologies, Inc. 1999 Stock Option Plan (6)

10.9 Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (6)

10.10    Director Indemnification Agreement (7)

10.11    Officer Indemnification Agreement (7)

10.12 Modification of Severance Agreement between Registrant and Richard A. Check (8)

10.13    Severance Agreement between Registrant and Norman A. Gardner (8)

10.14    License Agreement with Westvaco Brand Security, Inc.

10.15    Amendment to Westvaco License Agreement

10.16    Amendment (No. 2) to Westvaco License Agreement

10.17    Stock Purchase Agreement with Westvaco Brand Security, Inc.

10.18    Registration Rights Agreement with Westvaco Brand Security, Inc.

10.19    Collateral Assignment of Patent Rights to Westvaco Brand Security, Inc.

10.20    Escrow Agreement with Westvaco Brand Security, Inc.

23.1     Consent of BDO Seidman, LLP

-------------

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

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999

(8) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Nocopi Technologies, Inc.
West Conshohocken, Pennsylvania

We have audited the accompanying balance sheet of Nocopi Technologies, Inc. as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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



                                                                BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
March 30, 2001

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                                                     December 31
                                                                         2000
                                                                         ----
                                     Assets

 Current assets
  Cash and cash equivalents                                            $186,900
  Accounts receivable less $22,500 allowance
   for doubtful accounts                                                 72,000
  Prepaid and other                                                      39,100
                                                                    -----------
   Total current assets                                                 298,000

 Fixed assets
  Leasehold improvements                                                 39,500
  Furniture, fixtures and equipment                                     476,200
                                                                    -----------
                                                                        515,700
  Less: accumulated depreciation and amortization                       459,500
                                                                    -----------
                                                                         56,200

 Other assets
  Investment in unconsolidated affiliate - net                          110,600
                                                                    -----------
                                                                       $464,800
                                                                    ===========

                      Liabilities and Stockholders' Equity

 Current liabilities
  Accounts payable                                                     $153,000
  Accrued expenses                                                      187,700
  Accrued severance                                                      25,000
  Deferred revenue                                                       44,100
                                                                    -----------
   Total current liabilities                                            409,800

 Commitments and contingencies

 Stockholders' equity
  Series A preferred stock $1.00 par value
   Authorized - 300,000 shares
    Issued and outstanding - none
 Common stock, $.01 par value
   Authorized - 75,000,000 shares
    Issued and outstanding - 33,817,332 shares                          338,200
  Paid-in capital                                                    10,434,600
  Accumulated deficit                                               (10,717,800)
                                                                    -----------
                                                                         55,000
                                                                    -----------
                                                                       $464,800
                                                                    ===========
See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Operations

                                                                          Years ended December 31
                                                                           2000             1999
                                                                           ----             ----
 Revenues
  Licenses, royalties and fees                                           $838,500        $1,307,400
  Product and other sales                                                 392,200           391,500
                                                                        ---------       -----------
                                                                        1,230,700         1,698,900
                                                                        ---------       -----------

 Cost of sales
  Licenses, royalties and fees                                            299,200           225,600
  Product and other sales                                                 310,700           310,200
                                                                        ---------       -----------
                                                                          609,900           535,800
                                                                        ---------       -----------
   Gross profit                                                           620,800         1,163,100
                                                                        ---------       -----------

 Operating expenses
  Research and development                                                203,400           145,700
  Sales and marketing                                                     192,000           604,300
  General and administrative                                              432,800           699,000
  Related party expenses                                                   43,800           198,300
  Impairment of patents and other intangible assets                                         507,500
  Severance expense                                                                         394,300
                                                                        ---------       -----------
                                                                          872,000         2,549,100
                                                                        ---------       -----------
   Loss from operations                                                  (251,200)       (1,386,000)
                                                                        ---------       -----------

 Other income (expenses)
  Interest income                                                          18,600            45,700
  Interest and bank charges                                                (6,500)          (15,200)
  Impairment of investment in unconsolidated affiliate                   (178,600)
  Equity in net income of unconsolidated affiliate                         35,000            92,900
                                                                        ---------       -----------
                                                                         (131,500)          123,400
                                                                        ---------       -----------
   Net loss                                                             ($382,700)      ($1,262,600)
                                                                        =========       ===========

 Basic and diluted loss per common share
                                                                            ($.01)            ($.04)



 Weighted average common shares outstanding                            33,817,332        33,693,999









 See notes to financial statements.

                            Nocopi Technologies, Inc.
                       Statements of Stockholders' Equity

                                                                                  Accumulated
                                                                                     Other
                                              Common stock          Paid-in      Comprehensive   Accumulated   Comprehensive
                                            Shares       Amount     Capital      Income (Loss)     Deficit          Loss
                                            ------       ------     -------      -------------     -------          ----
 Balance - January 1, 1999                33,587,332    $335,900  $10,406,200       $(12,900)    $(9,072,500)

 Stock and stock options issued as
     compensation                            230,000       2,300       28,400

 Net loss                                                                                         (1,262,600)     ($1,262,600)

 Translation adjustment                                                              (26,600)                         (26,600)
                                          ----------    --------  -----------       --------    ------------      -----------
 Balance - December 31, 1999              33,817,332     338,200   10,434,600        (39,500)    (10,335,100)     ($1,289,200)
                                                                                                                  ===========

 Net loss                                                                                           (382,700)       ($382,700)

 Translation adjustment - net                                                         39,500                           39,500
                                          ----------    --------  -----------       --------    ------------      -----------
 Balance - December 31, 2000              33,817,332    $338,200  $10,434,600       $      0    ($10,717,800)     ($  343,200)
                                          ==========    ========  ===========       ========    ============      ===========






See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows

                                                                          Years ended December 31
                                                                            2000           1999
                                                                            ----           ----
 Operating Activities
  Net loss                                                              ($382,700)    ($1,262,600)
  Adjustments to reconcile net loss to
   cash used in operating activities
   Depreciation                                                            36,400          49,300
   Amortization                                                                            49,400
   Allowance for doubtful accounts, net                                   (25,000)
   Equity in net income of unconsolidated affiliate                       (35,000)        (92,900)
   Impairment of investment in unconsolidated affiliate                   178,600
   Impairment of patents and other intangible assets                                      507,500
   Stock and stock option compensation                                                     30,700
                                                                        ---------       ---------
                                                                         (227,700)       (718,600)

 (Increase) decrease in assets
  Accounts receivable                                                      61,600          22,200
  Prepaid and other                                                        74,800         (61,500)
 Increase (decrease) in liabilities
  Accounts payable and accrued expenses                                  (275,400)        152,300
  Deferred revenue                                                       (137,800)         59,600
                                                                        ---------       ---------
                                                                         (276,800)        172,600
                                                                        ---------       ---------
   Cash (used in) operating activities                                   (504,500)       (546,000)

 Investing Activities
  Additions to fixed assets                                               (14,700)        (22,500)
  Additions to patents                                                                    (30,900)
  Advances (to) from affiliate, net                                        81,100         (23,500)
                                                                        ---------       ---------
   Cash provided by (used in) investing activities                         66,400         (76,900)

 Financing Activities
  Repayment of notes                                                     (125,000)
                                                                        ---------       ---------
    Decrease in cash and cash equivalents                                (563,100)       (622,900)
 Cash and cash equivalents
  Beginning of year                                                       750,000       1,372,900
                                                                        ---------       ---------
  End of year                                                            $186,900        $750,000
                                                                        =========       =========

 Supplemental cash flow data
   Interest paid                                                           $5,600         $11,300


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

2.  Significant Accounting Policies

    Estimates - The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

    Cash and cash equivalents - Cash equivalents consist principally of time deposits and highly liquid investments with an original maturity of three months or less placed with major banks and financial institutions. Cash equivalents are carried at the lower of cost, plus accrued interest, or market value and are held in money market accounts at local banks. At December 31, 2000, Nocopi's investments in money market accounts amounted to $166,100.

    Fixed assets - Fixed assets are carried at cost less accumulated depreciation and amortization. Furniture, fixtures and equipment are generally depreciated on the straight-line method over their estimated service lives. Leasehold improvements are amortized on a straight-line basis over the shorter of five years or the term of the lease. Major renovations and betterments are capitalized. Maintenance, repairs and minor items are expensed as incurred. Upon disposal, assets and related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

    Investment in Affiliate - The Company's investment, approximately 18%, in Euro-Nocopi, S.A. (Euro) was accounted for under the equity method through September 30, 2000 due to the technical dependence of Euro on the Company. The Company changed its method of accounting for its investment in Euro to the cost method effective October 1, 2000 and recorded the carrying value at that date as the cost of its investment. During the fourth quarter of 2000, the Company wrote down its investment in Euro by $110,000 due to the uncertainty of its recoverability. (See note 9).

    Patents - Patents were stated at cost less amortization and were being amortized on a straight-line basis over the lives of the patents (approximately fifteen years). In the fourth quarter of 1999, as a result of the Company's adverse liquidity situation, the Company wrote-off unamortized patent costs of $503,000 due to the uncertainty of their recoverability and is charging subsequent patent costs to expense as incurred.

    Revenues - Revenues consisting primarily of license fees and royalties, are recorded as earned over the license term. Product sales are recognized upon shipment of products.

    Income taxes - Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    Fair value - The carrying amounts reflected in the balance sheets for cash, cash equivalents and accounts receivable approximate fair value due to the short maturities of these instruments. The fair values represent estimates of possible value that may not be realized in the future.

    Loss per share - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2000 and 1999, common stock equivalents, including stock options, warrants and convertible notes were anti-dilutive.

    Comprehensive income (loss) - The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and, accordingly, reports all components of comprehensive income (loss) in the accompanying statements of stockholders' equity. As a result of the change to the cost method of accounting for the Company's investment in affiliate discussed above and in Note 9, the foreign currency translation adjustment amounting to amounting to $68,600 has been charged to operations and has been reflected as an additional impairment charge.

    Recently Issued Accounting Standard In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, which summarizes certain of the SEC staff's accounting principles for revenue recognition in financial statements. The adoption of this guidance in 2000 did not have a material impact on the Company's results of operations or financial position.

3.  Stockholders' Equity

    At December 31, 2000, the Company had 10,533,606 warrants, issued in 1997, outstanding. Each warrant was exercisable for the purchase of one share of the Company's common stock at a price of $.35. The warrants will expire five years after issuance unless extended by the Board of Directors.

4.  Income Taxes

    At December 31, 2000, the Company had net operating loss carryforwards ("NOL's") approximating $10,300,000. These operating losses are available to offset future taxable income through the year 2020. As a result of the sale of the Company's common stock in an equity offering in late 1997 and the subsequent issuances of additional shares, the amount of the NOL's carryforwards may be limited. Additionally, the utilization of these NOL's if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. The Company has established a 100% valuation allowance of approximately $4,100,000 at December 31, 2000 for the deferred tax assets due to the uncertainty of their realization.

5.  Related Party Transactions

    Payments and payment commitments aggregating $43,800 and $198,300 in 2000 and 1999, respectively, were made to certain officers and directors and firms employing certain officers and directors for legal fees, consulting services and related expenses.

6.  Severance

    Severance expense of $394,300 in 1999 relates principally to severance arrangements with two individuals. In 1999, the Company paid $119,100 to its former President and Chief Executive Officer under a severance agreement negotiated in February 1999 and later modified by mutual consent of the parties. In the fourth quarter of 1999, a former employee filed a lawsuit against the Company, its directors and chief operating officer seeking damages allegedly resulting from the termination of his employment agreement by the Company. This lawsuit was settled in February 2000. Under the terms of the agreement, $102,000 was paid at signing with fourteen installments of $10,000 each payable monthly commencing January 2000. The Company also agreed to provide health care insurance through the term of the agreement. In accordance with the severance agreement, a charge of $265,000 was recorded at December 31, 1999.

7.  Commitments and Contingencies

    The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2003.

    Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2000 are:
    $109,700 - 2001; $112,000 - 2002; and $18,400 - 2003.

    Total rental expense under operating leases was $102,600 and $112,200 in 2000 and 1999, respectively. The Company has sub-let its former corporate headquarters for the duration of the lease term at a monthly rental approximating the Company's rental obligation.

    The Company has a consulting agreement with a former executive officer and director, the term of which expires at December 31, 2002. Future minimum compensation payments under this agreement at December 31, 2000 are: $62,500
    - 2001; and $62,500 - 2002. The Board of Directors of the Company in mid-2000 suspended cash payments to the consultant as a potential offset to certain payments made to the consultant by a licensee of the Company. At December 31, 2000, all other provisions of the agreement remain in force.

    From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of its business. During late 2000 and early 2001, as described in Note 9, several legal and arbitration proceedings were commenced by the Company's former European exclusive licensee and certain of its shareholders against the Company, certain former and present directors of the Company and against a licensee of the Company. As the proceedings are in their very early stages, management of the Company is unable to assess the impact that the ultimate resolution, and the related expense, of the litigation and arbitration, may have on the Company's financial position or results of operations.

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

    A summary of stock options under the Company's stock option plans follows:

                                                                                       Exercise          Weighted
                                                               Number of              Price Range        Average
                                                                 Shares                Per Share      Exercise Price
                                                                 ------                ---------      --------------
    Outstanding at December 31, 1998                            854,100              $.30 to $4.35         $.96
    Options granted                                              25,000                  .30                .30
                                                               --------
    Outstanding at December 31, 1999                            879,100               .30 to 4.35           .94
    Options canceled                                           (232,100)              .30 to 4.35          2.31
                                                               ---------
    Outstanding at December 31, 2000                            647,000              $.30 to $4.35         $.45
                                                                =======

                                                                                       Exercise          Weighted
                                                                 Option               Price Range        Average
                                                                 Shares                Per Share      Exercise Price
                                                                 ------                ---------      --------------
    Exercisable at year end:
       1999                                                     704,100              $.30 to $4.35        $1.06
       2000                                                     647,000              $.30 to $4.35         $.45

    Options available for future grant under all plans:

       1999                                                   1,975,000
       2000                                                   2,075,000

The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                              Ranges
                                               ---------------------------------------------------------------
                                               1996 and 1999 Plans        Former Plans               Total
Range of exercise prices                           $.30 to $.45          $3.10 to $4.35          $.30 to $4.35
                                                   ------------          --------------          -------------

Number outstanding at
  December 31, 2000                                 625,000                22,000                 647,000
                                                    -------                ------                 -------

Weighted average remaining contractual life
(years)                                                4.33                   .65                    4.20
                                                       ----                  ---                    ----

Weighted average exercise price                        $.35                 $3.21                    $.45
                                                       ----                 -----                   ----

Exercisable options:
   Number outstanding at
   December 31, 2000                                625,000                22,000                 647,000
                                                    -------                ------                 -------

   Weighted average remaining
   Contractual life (years)                            4.33                   .65                    4.20
                                                       ----                   ---                    ----

   Weighted average exercise price                     $.35                 $3.21                    $.45
                                                       ----                 -----                    ----

    The weighted average fair value per share of options granted was $.19 in 1999. No options were granted in 2000.

    The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for shares issued under performance share plans are recorded based upon the current market value of the Company's stock at the end of each period. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" for employees and employee-directors as defined in SFAS No. 123. Compensation costs for grants to employees and directors would be determined based on the fair value at the date of grant in accordance with SFAS No. 123 and would be amortized over the vesting period of the option, which is generally two years. Had compensation cost for the Company's stock option grants to employees and employee-directors been determined based on the fair value at the date of grants in accordance with the provisions of SFAS No. 123, the Company would have amortized the cost over the vesting period of the option. There was no pro forma effect on the Company's net loss or the net loss per share applicable to common shares for 2000 and 1999.

    The fair value of each option granted is estimated on the date of grant based on a modified Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, expected volatility of 46%; risk free interest rate of 5.7% and expected lives of two years.

    At December 31, 2000, the Company has reserved 14,276,883 shares of common stock for possible future issuance upon exercise of stock options, warrants and convertible securities.

    The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2000 or 1999.

9.  Affiliate

    The Company organized Euro-Nocopi, S.A. (Euro) in 1994 to market the Company's technologies in Europe under an exclusive license arrangement. Euro was capitalized through a European private placement. The Company holds an approximately 18% interest in Euro and a warrant permitting it to increase its interest in Euro to 55%. This warrant, which expires on December 31, 2001, is currently exercisable. Additionally, although the matter is disputed, the Company believes it has a right to acquire, under certain conditions, all shares of Euro not owned by the Company for approximately one million shares of the Company's common stock. This call right expires on December 31, 2001. During 2000, there arose between Euro and the Company a number of areas of conflict and dispute, leading each party to the licensing arrangement to assert informally that the other was in breach of its obligations under that arrangement. The parties initially sought to resolve their differences by negotiating a transaction in which Euro would have purchased from the Company its entire equity interest (including the warrant and right described above) as well as the paid-up European rights to the Company's technologies. These negotiations terminated without agreement early in December 2000. Following the termination of the transaction negotiations, the Company was informed by Euro that it had adopted resolutions to liquidate and dissolve. In mid-December 2000, the Company terminated its license agreement with Euro in accordance with its terms and discontinued the provision of support (including the sale of proprietary inks) to Euro and its customers. As a result of the license termination the technological dependency of Euro on the Company ceased and the Company was no longer permitted to account for its investment in Euro on the equity method. Accordingly, the Company, effective October 1, 2000, changed its method of accounting for its investment in Euro to the cost method and recorded the carrying value at that date as the cost of its investment. During the fourth quarter of 2000, the Company wrote down its investment in Euro by $110,000 due to the uncertainty of its recoverability and recorded a charge of $68,600 resulting from the write-off of foreign currency translation adjustments.

    Euro responded to the license termination by denying that the Company's action was permissible, or effective, and by asserting a claim that, as a result of alleged breaches of the licensing agreement by the Company, it was entitled to a royalty-free license to exploit the Company's technologies in Europe.

    Promptly thereafter, Euro commenced an action before a court in Paris, France in which it sought the entry of an order, in the nature of a preliminary injunction, to compel the Company to honor the license agreement pending judicial or arbitral resolution of the dispute between the parties under the license agreement. In the French litigation, Euro did not seek an adjudication on the merits of the underlying dispute. Certain shareholders of Euro subsequently joined in the proceedings commenced by Euro. In March 2001, the Emergency Judge hearing the action issued a decision denying the relief requested by Euro and the shareholders. The decision, which does not purport to be a final adjudication of the merits of the controversy but only of Euro's request for preliminary relief, held that Euro was not entitled to the requested order because the Company had validly terminated the licensing arrangement in mid-December, and also ordered Euro to pay into escrow the approximately $125,000 that the Company claimed was due and owing under the licensing arrangement.

    In mid-March 2001, Euro commenced an arbitration proceeding before the American Arbitration Association in New York, NY against the Company. In this proceeding, Euro has not asserted a claim for damages but has asserted a claim for an award in the nature of a declaratory judgment to the effect that, because the Company has (allegedly) breached the license agreement, Euro is entitled to a royalty-free license to exploit the Company's technologies in Europe.

    The Company has been made aware that in late March 2001 certain shareholders of Euro have filed suit in a court in Paris, France against certain current and former officers and directors of the Company and against a licensee of the Company. The Company is not named as a defendant in the suit. The Company has been advised that the suit seeks damages in excess of $7 million from the defendants for various alleged acts of oppression, self-dealing and fraud in connection with the organization and capitalization of Euro, the management of that company and the Company's management of its relationship with that company. The Company anticipates that certain of the defendants will seek indemnification from the Company in connection with the lawsuit although it has not yet received any such requests or demands.

    In 2000 and 1999, revenues totaling approximately $188,000 and $264,000, respectively, were derived from Euro.

10. Major Customer Information

    The Company's largest non-affiliate customer accounted for approximately 18% and 15%, respectively, of 2000 and 1999 revenues and 24% of accounts receivable at December 31, 2000. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

11. Going Concern

    Since its inception, the Company has incurred significant losses and, as of December 31, 2000, had accumulated losses of $10,649,200. For the years ended December 31, 2000 and 1999, the Company's net losses were $382,700 and $1,262,600, respectively. In addition, the Company had negative working capital of $111,800 at December 31, 2000 and experienced negative cash flow of $563,100 and $622,900, respectively, for the years ended December 31, 2000 and 1999. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

    During the first quarter of 2001, the Company received a $325,000 investment from a licensee in return for 3,917,030 shares of its common stock constituting approximately 10% of the Company's outstanding common stock and the funds invested have permitted the Company to continue in operation in the near term. However, Management of the Company believes that, to survive, it must obtain additional capital in the very near term both to fund continuing operating deficits and to fund investment needed to increase its operating revenues to levels that will sustain its operations. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow.

    The Company's independent certified public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the 2000 financial statements. The paragraph states that the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.