Form 10QSB
period 2001-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2001-05-15
CIK 888981

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES ACT OF 1934.

                  For the quarterly period ended March 31, 2001.

[  ]     TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

                  For the transition period from ____________ to ______________

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

         Check whether the issuer has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No _____State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2001: common stock, par value $.01 per share 37,734,362 shares.

Transitional Small Business Disclosure Format (check one):  Yes ____   No __X__

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION                                             PAGE

         Item 1.  Financial Statements

                           Statements of Operations                         1
                           Three Months ended March 31, 2001
                           and March 31, 2000

                           Balance Sheet                                    2
                           March 31, 2001

                           Statements of Cash Flows                         3
                           Three Months ended March 31, 2001
                           and March 31, 2000.

                           Notes to Financial Statements                4 - 6


         Item 2.  Management's Discussion and Analysis of               7 - 11
                  Financial Condition and Results of Operations


Part II.  OTHER INFORMATION                                             12 -14

                           Signatures                                       15

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                         Three Months ended March 31
                                                        2001                    2000
                                                    ------------           ------------
Revenues
 Licenses, royalties and fees                           $123,800               $218,200
 Product and other sales                                  50,400                198,400
                                                    ------------           ------------
                                                         174,200                416,600

Cost of sales
 Licenses, royalties and fees                             70,500                 82,800
 Product and other sales                                  27,000                178,000
                                                    ------------           ------------
                                                          97,500                260,800
                                                    ------------           ------------
  Gross profit                                            76,700                155,800

Operating expenses
 Research and development                                 54,700                 55,400
 Sales and marketing                                      64,600                 50,200
 General and administrative                              201,300                128,500
                                                    ------------           ------------
                                                         320,600                234,100
                                                    ------------           ------------
  Loss from operations                                  (243,900)               (78,300)

Other income (expenses)
 Interest income                                           1,900                  6,800
 Interest and bank charges                                  (300)                (3,700)
 Equity in net income of unconsolidated
 affiliate                                                    --                  2,100
                                                    ------------           ------------
                                                           1,600                  5,200
                                                    ------------           ------------
 Net loss                                              ($242,300)              ($73,100)
                                                    ============           ============

Basic and diluted loss per common share                    ($.01)                 ($.00)


Weighted average common shares outstanding            35,123,009             33,817,332

See notes to financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)

                                                                                                     March 31
                                                                                                       2001
                                                                                                  -------------
                                                         Assets
 Current assets
  Cash and cash equivalents                                                                            $244,700
  Accounts receivable less allowances                                                                   116,100
  Prepaid and other                                                                                      27,200
                                                                                                  -------------
   Total current assets                                                                                 388,000

 Fixed assets
  Leasehold improvements                                                                                 39,500
  Furniture, fixtures and equipment                                                                     476,200
                                                                                                  -------------
                                                                                                        515,700
  Less: accumulated depreciation                                                                        468,500
                                                                                                  -------------
                                                                                                         47,200
 Other assets
  Investment in unconsolidated  affiliate, at cost                                                      110,600
                                                                                                  -------------
    Total assets                                                                                       $545,800
                                                                                                  =============

                                          Liabilities and Stockholders' Equity

 Current liabilities
  Accounts payable                                                                                     $145,500
  Accrued expenses                                                                                      215,000
  Deferred revenue                                                                                       61,600
                                                                                                  -------------
   Total current liabilities                                                                            422,100

 Stockholders' equity
  Common stock, $.01 par value
   Authorized - 75,000,000 shares
   Issued and outstanding - 37,734,362 shares                                                           377,300
  Paid-in capital                                                                                    10,706,500
  Accumulated deficit                                                                              (10,960,100)
                                                                                                  -------------
                                                                                                        123,700
                                                                                                  -------------
Total liabilities and stockholders' equity                                                             $545,800
                                                                                                  =============

See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                             Three Months ended March 31
                                                              2001                2000
                                                           ---------           ---------
 Operating Activities
 Net loss                                                  ($242,300)          ($ 73,100)
 Adjustments to reconcile net loss to cash
  used in operating activities
  Depreciation                                                 9,000              13,800
  Allowance for doubtful accounts                              3,000                  --
  Equity in net (income) of unconsolidated
   affiliate                                                      --              (2,100)
                                                           ---------           ---------
                                                            (230,300)            (61,400)

(Increase) decrease in assets
 Accounts receivable                                         (47,100)             53,500
 Prepaid and other                                            11,900              67,600
Increase (decrease) in liabilities
 Accounts payable and accrued expenses                        (5,200)           (224,100)
 Deferred revenue                                             17,500              (3,300)
                                                           ---------           ---------
                                                             (22,900)           (106,300)
                                                           ---------           ---------
  Cash (used in) operating activities                       (253,200)           (167,700)

Investing Activities
 Advances from affiliate, net                                     --              21,800

Financing Activities
 Issuance of common stock, net                               311,000                  --
 Repayment of notes                                               --            (125,000)
                                                           ---------           ---------
  Cash provided by (used in) financing activities            311,000            (125,000)
                                                           ---------           ---------
  Increase (decrease) in cash and cash
   equivalents                                                57,800            (270,900)
  Cash and cash equivalents - beginning of period            186,900             750,000
                                                           ---------           ---------
  Cash and cash equivalents - end of period                $ 244,700           $ 479,100
                                                           =========           =========

See notes to financial statements.

                            NOCOPI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2000 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2000 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2001 may not be necessarily indicative of the operating results expected for the full year.

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

         In March 2001, Euro commenced arbitration proceedings against the Company before the American Arbitration Association in New York, NY. In these proceedings, Euro has sought an award in the nature of a declaratory judgment to the effect that, due to alleged breaches by the Company of the licensing arrangement between the Company and Euro, it is entitled to a royalty-free license to exploit Registrant's technologies in Europe. Euro has not sought an award of money damages.

         The demand appears to allege that the Company has committed numerous breaches of the licensing arrangement between the parties, notably by failing to disclose certain technical information, by failing to provide technical support, services and products to Euro by entering into a licensing agreement with a third party allegedly violating the exclusivity provisions of the Euro licensing arrangement. The Company has filed a response to Euro's demand denying that Euro is entitled to the relief requested and asserting claims for sums due it under the license agreement and for a determination that Registrant has validly terminated the license agreement. The Company intends to defend itself vigorously against Euro's claims and intends to prosecute its counterclaims aggressively.

         The Company has been made aware that in late March 2001 certain shareholders of Euro have filed suit in a court in Paris, France against certain current and former officers and directors of the Company and against a licensee of the Company. The Company is not named as a defendant in the suit. The Company has been advised that the suit seeks damages in excess of $7 million from the defendants for various alleged acts of oppression, self-dealing and fraud in connection with the organization and capitalization of Euro, the management of that company and the Company's management of its relationship with that company. The Company has received requests for indemnification from certain of the defendants and anticipates that additional defendants will seek indemnification from the Company in connection with the lawsuit. The defendants have not yet been required to file a response to the complaint in this lawsuit and such a response has not yet been prepared or filed.

Note 3. Stockholders' Equity

         In March 2001, the Company received a $325,000 ($311,000 net of expenses) investment from a licensee in return for 3,917,030 shares of its common stock constituting approximately 10% of the Company's outstanding common stock.

Note 4. Going Concern

         Since its inception, the Company has incurred significant losses and, as of March 31, 2001, had accumulated losses of $10,960,100. For the years ended December 31, 2000 and 1999, the Company's net losses were $382,700 and $1,262,600, respectively. In addition, the Company had negative working capital of $34,100 at March 31, 2001. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

         The net proceeds from the sale in March 2001 by the Company of 3,917,030 shares of its common stock have permitted the Company to continue in operation in the near term. However, Management of the Company believes that, to survive, it must obtain additional capital in the very near term both to fund continuing operating deficits and to fund investment needed to increase its operating revenues to levels that will sustain its operations. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow.

         If the Company continues to experience negative cash flow at current levels and is unable to significantly increase its cash balances through further equity investment or otherwise, it will be forced to cease operations due to a lack of cash within two to four months. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

Item 2.                 Management's Discussion and Analysis
                 of Financial Condition and Results of Operation

Forward-Looking Information

     The following Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with our audited Financial Statements and Notes thereto for the year ended December 31, 2000 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

     Revenues for the first quarter of 2001 were $174,200 compared to $416,600 in the first quarter of 2000, a 58% decline. Licenses, royalties and fees declined by $94,400, or 43%, in the first quarter of 2001 to $123,800 from $218,200 in the first quarter of 2000. The reduction in licenses, royalties and fees is due primarily to the termination of license arrangements with five licensees, including the Company's former exclusive European licensee, during 2000, offset in part by the addition of two new licensees. Product sales were $50,400 in the first quarter of 2001 compared to $198,400 in the first quarter of 2000. In the first quarter of 2000 the Company sold and installed an ink-jet printing system to a new licensee. The entire $148,000 (75%) decline in product sales is attributable to the non-recurrence of this one-time sale.

     The Company's gross profit declined to $76,700 in the first quarter of 2001 or 44% of revenues from $155,800 or 37% of revenues in the first quarter of 2000. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of manufactured products which may incorporate the Company's technologies or equipment used to support the application of its technologies. These items are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. The lower gross profit in absolute dollars in the first quarter of 2001 compared to the first quarter of 2000 results principally from a decrease in the portion of revenues represented by licenses, royalties and fees. Certain components of cost of sales related to licenses, royalties and fees, such as production labor and rent, are substantially fixed. The variable component of these costs of sales, primarily ink and chemicals, is a small percentage of the related revenues. As these revenues decline, the gross profit is negatively impacted, both in absolute dollars and as a percentage of revenues. The gross profit related to product and other sales increased slightly in absolute dollars in the first quarter of 2001 compared to the first quarter of 2000 as a result of changes in the mix of products sold.

     Research and development expenses of $54,700 in the first quarter of 2001 approximated the $55,400 incurred in the first quarter of 2000.

     Sales and marketing expenses increased to $64,600 in the first quarter of 2001 from $50,200 in the first quarter of 2000. The increase reflects fees paid to sales agents and consultants and increased travel related to the Company's initiative to market its technologies directly to European users. During the first quarter of 2001 the Company derived no revenues from new European licensees.

     General and administrative expenses increased by $72,800 in the first quarter of 2001 to $201,300 from $128,500 in the first quarter of 2000. The entire increase results from higher audit expenses and legal fees recognized in the first quarter of 2001 compared to the first quarter of 2000 due to litigation and arbitration proceedings with the Company's former European exclusive licensee and factors related to the Company's adverse liquidity situation. The Company's legal and audit expenses were $111,500, or 64% of revenues, in the first quarter of 2001 compared to $33,200, or 8% of revenues, in the first quarter of 2000.

     Other income (expense) includes interest income on funds invested.. The decline in interest income in the first quarter of 2001 compared to the first quarter of 2000 relates to lower levels of cash invested.

     Equity in net income of unconsolidated affiliate represented the proportionate share in the net income or loss of Euro-Nocopi, S.A. attributable to the Company's approximate 18% ownership share of Euro-Nocopi, S.A. The Company changed its method of accounting for its investment in Euro-Nocopi, S.A. to the cost method effective October 1, 2000.

     The net loss increased to $242,300 in the first quarter of 2001 from $73,100 in the first quarter of 2000. The increase in the first quarter net loss from the prior year period resulted primarily from reductions in revenue and gross profit as the Company's business has continued to contract, the loss of licensing revenues from the Company's former European exclusive licensee, and higher audit expenses and increased legal fees incurred in litigation and arbitration proceedings with this licensee and factors related to the Company's adverse liquidity situation.


Plan of Operation, Liquidity and Capital Resources

     The Company's cash and cash equivalents increased to $244,700 at March 31, 2001 from $186,900 at December 31, 2000. During the first quarter of 2001, the Company sold 3,917,030 shares of its common stock to a licensee for $325,000 ($311,000 net of expenses) and used $253,200 to fund operations over the three-month period.

     The loss of a number of customers during the past three years and the termination of the Company's exclusive European licensee in 2000 has had a material adverse effect on the Company's results of operations and upon its liquidity and capital resources. The Company believes that the conditions arising from these circumstances raise substantial doubts about the Company's ability to continue as a going concern. During the first quarter of 2001, the receipt of funds in conjunction with the sale of approximately 10% of the Company's common stock has permitted the Company to continue in operation in the near term. However, Management of the Company believes that, to survive, it must obtain additional capital in the very near term both to fund continuing operating deficits and to fund investment needed to increase its operating revenues to levels that will sustain its operations.

     The Company, in response to the ongoing adverse liquidity situation, has maintained a cost reduction program including staff reductions and curtailment of discretionary research and development and sales and marketing expenses.

Factors That May Affect Future Growth and Stock Price

     The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

Potential Inability to Continue in Operations; Potential Need for New Equity Investment. The Company had a negative working capital of $34,100 at March 31, 2001 and experienced negative cash flow from operations of $253,200 in the three months ended March 31, 2001. Additionally, it experienced negative cash flow of $563,100 and $622,900, respectively, for years ended December 31, 2000 and 1999. While the Company, in early March 2001, received $311,000 in net new equity investment, Management does not believe the Company can significantly improve its negative cash flow in the near future through its United States operations. Subsequent to the termination of the licensing agreement with Euro-Nocopi, S.A., the Company has been seeking to negotiate end-user licenses with current users of its technologies in Europe; however, it did not derive any first quarter 2001 revenues from new European licensees. There can be no assurances that the Company will be able to enter into licenses with European customers that will generate sufficient revenues and cash flow to offset the negative cash flow currently being experienced in its United States operations. The Company continues to incur significant legal fees in connection with ongoing litigation and arbitration proceedings with Euro-Nocopi, S.A. If the Company continues to experience negative cash flow at current levels and is unable to significantly increase its cash balances through further equity investment or otherwise, it will be forced to cease operations due to a lack of cash within two to four months. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

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

         In December 2000, Euro-Nocopi, S.A, Registrant's former European licensee, commenced emergency proceedings against Registrant in a court in Paris, France. It sought the entry of an order, in the nature of a preliminary injunction, to compel Registrant to honor the license agreement between Euro-Nocopi and Registrant (which Registrant terminated in December 2000) pending judicial or arbitral resolution of a dispute between the parties under the license agreement. Notably, in the French litigation, Euro-Nocopi S.A. did not seek an adjudication on the merits of the underlying dispute. Certain shareholders of Euro-Nocopi, S. A. subsequently joined in the proceedings commenced by Euro-Nocopi, S.A. In March 2001, the Emergency Judge hearing the action issued a decision denying the relief requested by Euro-Nocopi, S.A. and the shareholders. The decision, which does not purport to be a final adjudication of the merits of the controversy but only of Euro-Nocopi's request for preliminary relief, notes that Registrant had validly terminated the licensing arrangement and held that Euro-Nocopi, S.A. was not entitled to the requested order compelling Registrant to continue to perform the license agreement. The decision also ordered Euro-Nocopi, S.A. to pay into escrow the approximately $125,000 that Registrant claimed was due and owing under the licensing arrangement.

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

         The demand appears to allege that Registrant has committed numerous breaches of the licensing arrangement between the parties, notably by failing to disclose certain technical information, by failing to provide technical support, services and products to Euro-Nocopi, S.A. and by entering into a licensing agreement with a third party allegedly violating the exclusivity provisions of the Euro-Nocopi, S.A. licensing arrangement. Registrant has filed a response to Euro-Nocopi's demand denying that Euro-Nocopi is entitled to the relief requested and asserting claims for sums due it under the license agreement and for a determination that Registrant has validly terminated the license agreement. Registrant intends to defend itself vigorously against Euro-Nocopi's claims and intends to prosecute its counterclaims aggressively.

         Registrant has been made aware that in late March 2001 certain shareholders of Euro-Nocopi, S.A. have filed suit in a court in Paris, France against certain current and former officers and directors of Registrant, and against a licensee of Registrant. The current officers and directors of Registrant named as defendants in the lawsuit are Michael Feinstein, Chairman of the Board, and Stanley Hart, a director. Registrant is not named as a defendant in the suit. Registrant has been advised that the suit seeks damages in excess of $7 million from the defendants for various alleged acts of oppression, self-dealing and fraud in connection with the organization and capitalization of Euro-Nocopi, S.A., the management of that company and Registrant's management of its relationship with that company. Registrant has received requests for indemnification from certain of the defendants and anticipates that additional defendants will seek indemnification from the Company in connection with the lawsuit. The defendants have not yet been required to file a response to the complaint in this lawsuit and such a response has not yet been prepared or filed.

Item 2.  Changes in Securities

         Effective March 5, 2001, Registrant sold an aggregate of 3, 917,030 shares of its common stock (representing approximately 10% of its outstanding common stock following such sale) to Westvaco Brand Security, Inc. (a licensee of Registrant) for a total consideration equal to $325,000 (of which $300,000 was paid in cash and the balance of which was credited against indebtedness owed by Registrant to the investor), or $0.083 per share, in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in the transaction or received any commissions or other compensation.

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

     (a) The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001.

         January 15, 2001 - Press Release dated January 15, 2001

         March 7, 2001 - Press Release dated March 7, 2001

         March 19, 2001 - Press Release dated March 19, 2001

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NOCOPI TECHNOLOGIES, INC.

DATE:  May 14, 2001                 /s/ Michael A Feinstein, M.D.
                                    -----------------------------
                                    Michael A Feinstein, M.D.
                                    Chairman of the Board

DATE:  May 14, 2001                 /s/ Rudolph A. Lutterschmidt
                                    ------------------------------
                                    Rudolph A. Lutterschmidt
                                    Vice President & Chief Financial Officer