Form 10QSB
period 2001-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2001-08-14
CIK 888981

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

           For the quarterly period ended June 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

       For the transition period from _________________ to ______________

                         Commission file number 0-20333

                            NOCOPI TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            MARYLAND                                       87-0406496
-----------------------------------             ------------------------------
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

--------------------------------------------------------------------------------
      Check whether the issuer has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No_____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2001: Common stock, par value $.01 per share 38,188,907 shares.

Transitional Small Business Disclosure Format (check one): Yes ____   No __X__

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION                                               PAGE

      Item 1.   Financial Statements

                Statements of Operations                                     1
                Three Months and Six Months Ended
                June 30, 2001 and June 30, 2000


                Balance Sheet                                                2
                June 30, 2001


                Statements of Cash Flows                                     3
                Six Months Ended June 30, 2001
                and June 30, 2000


                Notes to Financial Statements                             4-6


      Item 2.   Management's Discussion and Analysis                        7-11
                  of Financial Condition and Results of Operations


Part II.    OTHER INFORMATION                                              12-14


           Signatures                                                        15

                         PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                      Three Months ended June 30             Six Months ended June 30
                                                        2001               2000               2001               2000
                                                      ---------          --------          ---------          ---------
 Revenues
  Licenses, royalties and fees                         $114,500          $222,900           $238,300           $441,100
  Product and other sales                                69,600            49,900            120,000            248,300
                                                      ---------          --------          ---------          ---------
                                                        184,100           272,800            358,300            689,400

 Cost of sales
  Licenses, royalties and fees                           45,500            75,700            116,000            158,500
  Product and other sales                                31,400            38,600             58,400            216,600
                                                      ---------          --------          ---------          ---------
                                                         76,900           114,300            174,400            375,100
                                                      ---------          --------          ---------          ---------
   Gross profit                                         107,200           158,500            183,900            314,300

 Operating expenses
  Research and development                               72,600            40,700            127,300             96,100
  Sales and marketing                                    72,500            54,100            137,100            104,300
  General and administrative                            226,400           130,300            427,700            258,800
                                                      ---------          --------          ---------          ---------
                                                        371,500           225,100            692,100            459,200
                                                      ---------          --------          ---------          ---------
   Loss from operations                                (264,300)          (66,600)          (508,200)          (144,900)

 Other income (expenses)
  Interest income                                         1,200             5,400              3,100             12,200
  Interest and bank charges                                (500)             (900)              (800)            (4,600)
  Equity in net income of
   unconsolidated affiliate                                  --             2,000                --               4,100
                                                      ---------          --------          ---------          ---------
                                                            700             6,500              2,300             11,700
                                                      ---------          --------          ---------          ---------
   Net loss                                           ($263,600)         ($60,100)         ($505,900)         ($133,200)
                                                      =========          ========          =========          =========

 Basic and diluted loss per
  common share                                            ($.01)            ($.00)             ($.01)             ($.00)

 Weighted average common
  shares outstanding                                 37,734,362        33,817,332         36,428,685         33,817,332

 See notes to financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)
                                                                      June 30
                                                                       2001
                                                                   ------------
                                     Assets

 Current assets
  Cash and cash equivalents                                        $     68,200
  Accounts receivable less allowance                                     56,000
  Prepaid and other                                                      43,500
                                                                   ------------
   Total current assets                                                 167,700

 Fixed assets
  Leasehold improvements                                                 39,500
  Furniture, fixtures and equipment                                     476,200
                                                                   ------------
                                                                        515,700
  Less: accumulated depreciation                                        477,500
                                                                   ------------
                                                                         38,200

 Other assets
  Investment in and advances to unconsolidated
    affiliate, at cost                                                  110,600
                                                                   ------------
    Total assets                                                   $    316,500
                                                                   ============

                    Liabilities and Stockholders' Deficiency
 Current liabilities
  Accounts payable                                                     $207,200
  Accrued expenses                                                      206,700
  Deferred revenue                                                       42,500
                                                                   ------------
   Total current liabilities                                            456,400

 Stockholders' deficiency
  Common stock, $.01 par value
   Authorized - 75,000,000 shares
   Issued and outstanding - 37,734,362 shares                           377,300
  Paid-in capital                                                    10,706,500
  Accumulated deficit                                               (11,223,700)
                                                                   ------------
                                                                       (139,900)
                                                                   ------------
    Total liabilities and stockholders' deficiency                 $    316,500
                                                                   ============

 See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                             Six Months ended June 30
                                                                                         2001                      2000
                                                                                      ---------                ---------
 Operating Activities
  Net loss                                                                            ($505,900)               ($133,200)
  Adjustments to reconcile net loss to
  cash from operating activities
  Depreciation                                                                           18,000                   27,600
  Allowance for doubtful accounts, net                                                    1,700                    --
  Equity in net income of unconsolidated affiliate                                           --                   (4,100)
                                                                                       ---------                ---------
                                                                                       (486,200)                (109,700)

 (Increase) decrease in assets
  Accounts receivable                                                                    14,300                   42,200
  Prepaid and other                                                                      (4,400)                  76,700
 Increase (decrease) in liabilities
  Accounts payable and accrued expenses                                                  48,200                (227,600)
  Deferred revenue                                                                       (1,600)                 (16,100)
                                                                                      ---------                ---------
                                                                                         56,500                 (124,800)
                                                                                      ---------                ---------
   Cash (used in) operating activities                                                 (429,700)                (234,500)

 Investing Activities
  Additions to fixed assets                                                                  --                  (14,700)
  Advances from affiliate, net                                                               --                   33,800
                                                                                      ---------                ---------
   Cash provided by investing activities                                                     --                   19,100

 Financing Activities                                                                                                 --
  Issuance of common stock, net                                                         311,000                       --
  Repayment of notes                                                                         --                 (125,000)
                                                                                      ---------                ---------
   Cash provided by (used in) financing activities                                      311,000                 (125,000)
                                                                                      ---------                ---------
   Decrease in cash and cash equivalents                                               (118,700)                (340,400)
 Cash and cash equivalents - beginning of period                                        186,900                  750,000
                                                                                      ---------                ---------
 Cash and cash equivalents - end of period                                            $  68,200                $ 409,600
                                                                                      =========                =========

 See notes to financial statements.

                            NOCOPI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes is necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2000 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2000 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the six months ended June 30, 2001 may not be necessarily indicative of the operating results expected for the full year.

Note 2.  Affiliate

         The Company organized Euro-Nocopi, S.A. (Euro) in 1994 to market the Company's technologies in Europe under an exclusive license arrangement. Euro was capitalized through a European private placement. The Company holds an approximately 18% interest in Euro and a warrant permitting it to increase its interest in Euro to 55%. This warrant, which expires on December 31, 2001, is currently exercisable. Additionally, although the matter is disputed, the Company believes it has a right to acquire, under certain conditions, all shares of Euro not owned by the Company for approximately one million shares of the Company's common stock. This call right expires on December 31, 2001. During 2000, there arose between Euro and the Company a number of areas of conflict and dispute, leading each party to the licensing arrangement to assert informally that the other was in breach of its obligations under that arrangement. The parties initially sought to resolve their differences by negotiating a transaction in which Euro would have purchased from the Company its entire equity interest (including the warrant and right described above) as well as the paid-up European rights to the Company's technologies. These negotiations terminated without agreement early in December 2000. Following the termination of the transaction negotiations, the Company was informed by Euro that it had adopted resolutions to liquidate and dissolve. In mid-December 2000, the Company terminated its license agreement with Euro in accordance with its terms and ceased to provide technical support to Euro. As a result of the license termination the technological dependency of Euro on the Company ceased and the Company was no longer permitted to account for its investment in Euro on the equity method. Accordingly, the Company, effective October 1, 2000, changed its method of accounting for its investment in Euro to the cost method and recorded the carrying value at that date as the cost of its investment.

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

Note 3.  Stockholders' Equity

         In March 2001, the Company received a $325,000 ($311,000 net of expenses) investment from a licensee in return for 3,917,030 shares of its common stock constituting approximately 10% of the Company's outstanding common stock. In July 2001, the Company sold 454,545 shares of its common stock to an investor for $50,000.

Note 4.  Going Concern

         Since its inception, the Company has incurred significant losses and, as of June 30, 2001, had accumulated losses of $11,223,700. For the years ended December 31, 2000 and 1999, the Company's net losses were $382,700 and $1,262,600, respectively. In addition, the Company had negative working capital of $288,700 at June 30, 2001. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

         The net proceeds from the sales in March 2001 and July 2001 by the Company of a total of 4,371,575 shares of its common stock have permitted the Company to continue in operation in the near term. However, Management of the Company believes that, to survive, it must obtain a significant amount of additional capital in the very near term both to fund continuing operating deficits and to fund investment needed to increase its operating revenues to levels that will sustain its operations. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow.

         If the Company continues to experience negative cash flow at current levels and is unable to significantly increase its cash balances through further equity investment or otherwise, it will be forced to cease operations due to a lack of cash within two to three months from the end of the second quarter. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

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

     Revenues for the second quarter of 2001 were $184,100 compared to $272,800 in the second quarter of 2000, a 33% decline. Licenses, royalties and fees declined by $108,400, or 49%, in the second quarter of 2001 to $114,500 from $222,900 in the second quarter of 2000. The reduction in licenses, royalties and fees is due primarily to the termination or non-renewal of license arrangements with five licensees, including the Company's former exclusive European licensee, during 2000 and the first half of 2001. Product sales were $69,600 in the second quarter of 2001 compared to $49,900 in the second quarter of 2000. The increase in product sales of $19,700, or 39% reflects higher sales of the Company's security papers and inks.

     For the first six months of 2001, revenues were $358,300, 48% ($331,100) lower than revenues of $689,400 in the first six months of 2000. Licenses, royalties and fees declined by $202,800, or 46%, in the first half of 2001 to $238,300 from $441,100 in the first half of 2000 for the same reasons described above. Product sales were $120,000 in the first half of 2001 compared to $248,300 in the first half of 2000. During the first half of 2000, the Company sold and installed an ink-jet printing system to a new licensee. The $128,300 (52%) decline in product sales is attributable to the non-recurrence of this one-time sale offset in part by increased sales of the Company's security papers and inks in the first six months of 2001.

     The Company's gross profit declined to $107,200 in the second quarter of 2001 or 58% of revenues from $158,500 or 58% of revenues in the second quarter of 2000. The lower gross profit in absolute dollars in the second quarter of 2001 compared to the second quarter of 2000 results principally from a decrease in the portion of revenues represented by licenses, royalties and fees, which typically have a higher gross margin than other revenues.

     For the first six months of 2001, the gross profit declined to $183,900, or 51% of revenues, from $314,300, or 46% of revenues, in the first half of 2000. Certain components of cost of sales related to licenses, royalties and fees, such as production labor and rent, are substantially fixed. The variable component of these costs of sales, primarily ink and chemicals, is a small percentage of the related revenues. As these revenues decline, the gross profit is negatively impacted, both in absolute dollars and as a percentage of revenues. The gross profit related to product and other sales increased in absolute dollars in the first six months of 2001 compared to the first six months of 2000 as a result of changes in the mix of products sold.

     Research and development expenses increased to $72,600 and $127,300 in the second quarter and first half of 2001, respectively, from $40,700 and $96,100 in the comparable periods of 2000. The increases relate primarily to higher compensation expense as the addition of an applications chemist was required in the second quarter of 2001 to support the Company's existing technologies.

     Sales and marketing expenses increased to $72,500 in the second quarter of 2001 from $54,100 in the second quarter of 2000. For the first six months of 2001, sales and marketing expenses were $137,100 compared to $104,300 in the first six months of 2000. The increases for both the second quarter and first six months of 2001 reflects fees paid to sales agents and consultants and increased travel related to the Company's initiative to market its technologies directly to European users. During the first half of 2001 the Company derived no revenues from new European licensees.

         General and administrative expenses increased to $226,400 in the second quarter of 2001 from $130,300 in the second quarter of 2000. The entire increase results from higher audit expenses and legal fees recognized in the second quarter of 2001 compared to the second quarter of 2000 due to litigation and arbitration proceedings with the Company's former European exclusive licensee and factors related to the Company's adverse liquidity situation. The Company's legal and audit expenses were $135,400, or 74% of revenues, in the second quarter of 2001 compared to $40,500, or 15% of revenues, in the second quarter of 2000. General and administrative expenses increased by $168,900 in the first six months of 2001 to $427,700 from $258,800 in the first six months of 2000 for the same reasons as the second quarter, legal and audit expenses. Legal and audit expenses were $246,900, or 69% of revenues, in the first half of 2001 compared to $73,700, or 11% of revenues, in the first half of 2000.

     Other income (expense) includes interest income on funds invested. The decline in interest income in the second quarter and first half of 2001 compared to the second quarter and first half of 2000 relates to lower levels of cash invested.

     Equity in net income of unconsolidated affiliate represented the proportionate share in the net income or loss of Euro-Nocopi, S.A. attributable to the Company's approximate 18% ownership share of Euro-Nocopi, S.A. The Company changed its method of accounting for its investment in Euro-Nocopi, S.A. to the cost method effective October 1, 2000.

     The net loss increased to $263,600 in the second quarter of 2001 from $60,100 in the second quarter of 2000 and to $505,900 in the first half of 2001 from $133,200 in the first half of 2000. The increase in the second quarter and first half net loss from the prior year period resulted primarily from reductions in revenue and gross profit as the Company's business has continued to contract, the loss of licensing revenues from the Company's former European exclusive licensee, and higher audit expenses and increased legal fees incurred in litigation and arbitration proceedings with this licensee and factors related to the Company's adverse liquidity situation.

Plan of Operation, Liquidity and Capital Resources

      The Company's cash and cash equivalents declined to $68,200 at June 30, 2001 from $186,900 at December 31, 2000. During the first half of 2001, the Company sold 3,917,030 shares of its common stock to a licensee for $325,000 ($311,000 net of expenses) and used $429,700 to fund operations over the six-month period then ended.

      The loss of a number of customers during the past three years and the termination of the Company's exclusive European licensee in 2000 has had a material adverse effect on the Company's results of operations and upon its liquidity and capital resources. The Company believes that the conditions arising from these circumstances raise substantial doubts about the Company's ability to continue as a going concern. During the first quarter of 2001, the receipt of funds in conjunction with the sale of approximately 10% of the Company's common stock has permitted the Company to continue in operation in the near term. However, Management of the Company believes that, to survive, it must obtain additional capital in the very near term both to primarily fund continuing operating deficits and to fund investment needed to increase its operating revenues to levels that will sustain its operations. If the Company fails to significantly increase its cash balances through further equity investment or otherwise, it will be forced to cease operations due to a lack of cash within two to three months from the end of the second quarter. There can be no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

     The Company, in response to the ongoing adverse liquidity situation, has maintained a cost reduction program including staff reductions, where possible, and curtailment of discretionary research and development and sales and marketing expenses.

Factors That May Affect Future Growth and Stock Price

     The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

Potential Inability to Continue in Operation; Immediate Need for New Equity Investment. The Company had a negative working capital of $288,700 at June 30, 2001 and experienced negative cash flow from operations of $429,700 in the six months ended June 30, 2001. Additionally, it experienced negative cash flow of $563,100 and $622,900, respectively, for years ended December 31, 2000 and 1999. While the Company, in early March 2001, received $311,000 in net new equity investment, and a further $50,000 in July 2001, Management does not believe the Company can significantly improve its negative cash flow in the near future through its United States operations. Subsequent to the termination of the licensing agreement with Euro-Nocopi, S.A., the Company has been seeking to negotiate end-user licenses with current users of its technologies in Europe; however, it did not derive any first half 2001 revenues from new European licensees. There can be no assurances that the Company will be able to enter into licenses with European customers that will generate sufficient revenues and cash flow to offset the negative cash flow currently being experienced in its United States operations. The Company continues to incur significant legal fees in connection with ongoing litigation and arbitration proceedings with Euro-Nocopi, S.A. If the Company continues to experience negative cash flow at current levels and is unable to significantly increase its cash balances through further equity investment or otherwise, it will be forced to cease operations due to a lack of cash within two to three months from the end of the second quarter. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

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

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. It also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, the Company's technologies could possibly be compromised through reverse engineering or other means. In addition, the Company's ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by the Company's adverse liquidity situation. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities which infringe on the Company's rights. In either event, the Company's customer and licensee relationships could be adversely affected.

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

                  Not Applicable


Item 5.  Other Information

                  Not Applicable

Item 6.   Exhibits and Reports on Form 8-K


          (a) The Registrant filed the following Current Report on Form 8-K during the quarter ended June 30, 2001.

                  April 17, 2001 - Press Release dated April 16, 2001

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NOCOPI TECHNOLOGIES, INC.

DATE:  August 14, 2001               /s/ Michael A Feinstein, M.D.
                                     -----------------------------
                                     Michael A Feinstein, M.D.
                                     Chairman of the Board

DATE:  August 14, 2001               /s/ Rudolph A. Lutterschmidt
                                     ----------------------------
                                     Rudolph A. Lutterschmidt
                                     Vice President & Chief Financial Officer