Form 10-Q
period 2001-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2001-11-14
CIK 888981

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

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

                     MARYLAND                             87-0406496
       -----------------------------------     --------------------------------
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

      Check whether the issuer has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2001: Common stock, par value $.01 per share 38,188,907 shares.

Transitional Small Business Disclosure Format (check one): Yes ____   No __X__

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                                      INDEX


Part I. FINANCIAL INFORMATION                                               PAGE

      Item 1.   Financial Statements

                Statements of Operations                                    1
                Three Months and Nine Months Ended
                September 30, 2001 and September 30, 2000


                Balance Sheet                                               2
                September 30, 2001


                Statements of Cash Flows                                    3
                Nine Months Ended September 30, 2001
                and September 30, 2000


                Notes to Financial Statements                             4 -7


      Item 2.   Management's Discussion and Analysis                      8 -13
                  of Financial Condition and Results of Operations


Part II.    OTHER INFORMATION                                             14-15


           Signatures                                                      16

                         PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements
                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                      Three Months ended                    Nine Months ended
                                                         September 30                           September 30
                                                   2001               2000                2001                2000
                                               -----------        -----------          -----------        -----------
Revenues
 Licenses, royalties and fees                  $   132,200        $   223,900          $   370,500        $   665,000
 Product and other sales                            84,200             58,400              204,200            306,700
                                               -----------        -----------          -----------        -----------
                                                   216,400            282,300              574,700            971,700

Cost of sales
 Licenses, royalties and fees                       58,100             82,600              174,100            241,100
 Product and other sales                            49,000             37,900              107,400            254,500
                                               -----------        -----------          -----------        -----------
                                                   107,100            120,500              281,500            495,600
                                               -----------        -----------          -----------        -----------
  Gross profit                                     109,300            161,800              293,200            476,100

Operating expenses
 Research and development                           64,100             58,700              191,400            154,800
 Sales and marketing                                44,100             52,300              181,200            156,600
 General and administrative                        207,800            145,800              635,500            404,600
                                               -----------        -----------          -----------        -----------
                                                   316,000            256,800            1,008,100            716,000
                                               -----------        -----------          -----------        -----------
  Loss from operations                            (206,700)           (95,000)            (714,900)          (239,900)

Other income (expenses)
 Interest income                                       200              4,100                3,300             16,300
 Interest and bank charges                            (400)            (1,000)              (1,200)            (5,600)
 Equity in net income of
  unconsolidated affiliate                           -                 30,900                   -              35,000
                                               -----------        -----------          -----------        -----------
                                                      (200)            34,000                2,100             45,700
                                               -----------        -----------           ----------        -----------
  Net loss                                       ($206,900)          ($61,000)           ($712,800)         ($194,200)
                                               ===========        ===========          ===========        ===========

Basic and diluted loss per
 common share                                        ($.01)             ($.00)               ($.02)             ($.01)

Weighted average common
  shares outstanding                            38,188,907         33,817,332           37,015,426         33,817,332

 See accompanying notes to financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)

                                                                                September 30
                                                                                    2001
                                                                                ------------
                                     Assets

Current assets
 Cash and cash equivalents                                                      $     34,900
 Accounts receivable, less allowance                                                  78,900
 Prepaid and other                                                                    30,600
                                                                                ------------
  Total current assets                                                               144,400

Fixed assets
 Leasehold improvements                                                               39,500
 Furniture, fixtures and equipment                                                   476,200
                                                                                ------------
                                                                                     515,700
 Less: accumulated depreciation                                                      486,500
                                                                                ------------
                                                                                      29,200

Other assets
 Investment in and advances to unconsolidated affiliate, at cost                     110,600
                                                                                ------------
   Total assets                                                                 $    284,200
                                                                                ============

                    Liabilities and Stockholders' Deficiency
Current liabilities
 Accounts payable                                                               $    291,500
 Accrued expenses                                                                    222,700
 Deferred revenue                                                                     66,800
                                                                                ------------
  Total current liabilities                                                          581,000

Stockholders' deficiency
 Common stock, $.01 par value
  Authorized - 75,000,000 shares
  Issued and outstanding - 38,188,907 shares                                         381,900
 Paid-in capital                                                                  10,751,900
 Accumulated deficit                                                             (11,430,600)
                                                                                ------------
                                                                                    (296,800)
                                                                                ------------
   Total liabilities and stockholders' deficiency                               $    284,200
                                                                                ============


 See accompanying notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                        Nine Months ended September 30
                                                                                        2001                      2000
                                                                                ----------------------    -------------------
Operating Activities
 Net loss                                                                                  ($712,800)               ($194,200)
 Adjustments to reconcile net loss to
  cash from operating activities
  Depreciation                                                                                27,000                   41,400
  Allowance for doubtful accounts, net                                                         1,700                      -
  Equity in net income of unconsolidated affiliate                                               -                    (35,000)
                                                                                ----------------------    -------------------
                                                                                            (684,100)                (187,800)

(Increase) decrease in assets
 Accounts receivable                                                                          (8,600)                  20,900
 Prepaid and other                                                                             8,500                   64,200
Increase (decrease) in liabilities
 Accounts payable and accrued expenses                                                       148,500                 (198,100)
 Deferred revenue                                                                             22,700                  (39,100)
                                                                                ----------------------    -------------------
                                                                                             171,100                 (152,100)
                                                                                ----------------------    -------------------
  Net cash used in operating activities                                                     (513,000)                (339,900)

Investing Activities
 Additions to fixed assets                                                                        -                   (14,700)
 Advances from affiliate, net                                                                     -                       600
                                                                                ----------------------    -------------------
  Net cash used in investing activities                                                           -                   (14,100)

Financing Activities
 Issuance of common stock, net                                                               361,000                      -
 Repayment of notes                                                                               -                  (125,000)
                                                                                ----------------------    -------------------
Net cash provided by (used in) financing
  activities                                                                                 361,000                 (125,000)
                                                                                ----------------------    -------------------
  Decrease in cash and cash equivalents                                                     (152,000)                (479,000)
Cash and cash equivalents at beginning of year                                               186,900                  750,000
                                                                                ----------------------    -------------------
Cash and cash equivalents at end of period                                                   $34,900                 $271,000
                                                                                ======================    ===================



 See accompanying notes to financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.   Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which, subject to matters discussed in Note 4, management believes are necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2000 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2000 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the nine months ended September 30, 2001 may not be necessarily indicative of the operating results expected for the full year.

Note 2.   Affiliate

         The Company organized Euro-Nocopi, S.A. (Euro) in 1994 to market the Company's technologies in Europe under an exclusive license arrangement. Euro was capitalized through a European private placement. The Company holds an approximately 18% interest in Euro and a warrant permitting it to increase its interest in Euro to 55%. This warrant, which expires on December 31, 2001, is currently exercisable. Additionally, although the matter is disputed, the Company believes it has a right to acquire, under certain conditions, all shares of Euro not owned by the Company for approximately one million shares of the Company's common stock. This call right expires on December 31, 2001. During 2000, there arose between Euro and the Company a number of areas of conflict and dispute, leading each party to the licensing arrangement to assert informally that the other was in breach of its obligations under that arrangement. The parties initially sought to resolve their differences by negotiating a transaction in which Euro would have purchased from the Company its entire equity interest in Euro (including the warrant and right described above) as well as the paid-up European rights to the Company's technologies. These negotiations terminated without agreement early in December 2000. Following the termination of the transaction negotiations, the Company was informed by Euro that it had adopted resolutions to liquidate and dissolve. In mid-December 2000, the Company terminated its license agreement with Euro in accordance with its terms and ceased to provide technical support to Euro. As a result of the license termination the technological dependency of Euro on the Company ceased and the Company was no longer permitted to account for its investment in Euro on the equity method. Accordingly, the Company, effective October 1, 2000, changed its method of accounting for its investment in Euro to the cost method and recorded the carrying value at that date as the cost of its investment.

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

         The demand appears to allege that the Company has committed numerous breaches of the licensing arrangement between the parties, notably by failing to disclose certain technical information, by failing to provide technical support, services and products to Euro by entering into a licensing agreement with a third party allegedly violating the exclusivity provisions of the Euro licensing arrangement. The Company has filed a response to Euro's demand denying that Euro is entitled to the relief requested and asserting claims for sums due it under the license agreement and for a determination that Registrant has validly terminated the license agreement. The Company intends, subject to financial constraints, to defend itself vigorously against Euro's claims and intends to prosecute its counterclaims aggressively.

         The Company has been made aware that in late March 2001 certain shareholders of Euro have filed suit in a court in Paris, France against certain current and former officers and directors of the Company and against a licensee of the Company. The Company is not named as a defendant in the suit. The Company has been advised that the suit seeks damages in excess of $7 million from the defendants for various alleged acts of oppression, self-dealing and fraud in connection with the organization and capitalization of Euro, the management of that company and the Company's management of its relationship with that company. The Company has received requests for indemnification from certain of the defendants and anticipates that additional defendants will seek indemnification from the Company in connection with the lawsuit. The defendants have not yet been required to file a substantive response to the complaint in this lawsuit and such a response has not yet been prepared or filed.

Note 3. Stockholders' Deficiency

         In March 2001, the Company received a $325,000 ($311,000 net of expenses) investment from a licensee in return for 3,917,030 shares of its common stock constituting approximately 10% of the Company's outstanding common stock. In July 2001, the Company sold 454,545 shares of its common stock to an investor for $50,000.

Note 4. Going Concern

         Since its inception, the Company has incurred significant losses and, as of September 30, 2001, had accumulated losses of $11,430,600. For the years ended December 31, 2000 and 1999, the Company's net losses were $382,700 and $1,262,600, respectively. During the nine months ended September 30, 2001, the Company experienced a net loss of $712,800 and had a negative cash flow from operating activities of $513,000. In addition, the Company had negative working capital of $436,600 at September 30, 2001. The Company expects to incur further operating losses and experience negative cash flow for at least the immediate future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

         The net proceeds from the sales in March 2001 and July 2001 by the Company of a total of 4,371,575 shares of its common stock have permitted the Company to continue in operation in the near term. However, Management of the Company believes that, to survive, it must obtain a significant amount of additional capital in the very near term to fund payment of its substantial accounts payable obligations, continuing operating deficits and the investment needed to increase its operating revenues to levels that will sustain its operations. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow.

         If the Company continues to experience negative cash flow at current levels and is unable to significantly increase its cash balances through further equity investment, for which it has no commitments and only very limited prospects, it will be forced to cease operations due to a lack of cash within two to three months from the end of the third quarter. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

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

     Revenues for the third quarter of 2001 were $216,400 compared to $282,300 in the third quarter of 2000, a 23% decline. Licenses, royalties and fees declined by $91,700, or 41%, in the third quarter of 2001 to $132,200 from $223,900 in the third quarter of 2000. The reduction in licenses, royalties and fees is due primarily to the termination or non-renewal of license arrangements with five licensees, including the Company's former exclusive European licensee, during 2000 and the first nine months of 2001. Product sales were $84,200 in the third quarter of 2001 compared to $58,400 in the third quarter of 2000. The increase in product sales of $25,800, or 44% reflects higher sales of the Company's security papers and inks.

     For the first nine months of 2001, revenues were $574,700, 41% ($397,000) lower than revenues of $971,700 in the first nine months of 2000. Licenses, royalties and fees declined by $294,500, or 44%, in the first nine months of 2001 to $370,500 from $665,000 in the first nine months of 2000 for the same reasons described above. Product sales were $204,200 in the first nine months of 2001 compared to $306,700 in the first nine months of 2000. During the first nine months of 2000, the Company sold and installed an ink-jet printing system to a new licensee. The $102,500 (33%) decline in product sales is attributable to the non-recurrence of this one-time sale offset in part by increased sales of the Company's security papers and inks in the first nine months of 2001.

     The Company's gross profit declined to $109,300 in the third quarter of 2001 or 51% of revenues from $161,800 or 57% of revenues in the third quarter of 2000. The lower gross profit in absolute dollars in the third quarter of 2001 compared to the third quarter of 2000 results principally from a decrease in the portion of revenues represented by licenses, royalties and fees, which typically have a higher gross margin than other revenues.

     For the first nine months of 2001, the gross profit declined to $293,200 or 51% of revenues, from $476,100, or 49% of revenues, in the first nine months of 2000. Certain components of cost of sales related to licenses, royalties and fees, such as production labor and rent, are substantially fixed. The variable component of these costs of sales, primarily ink and chemicals, is a small percentage of the related revenues. As these revenues decline, the gross profit is negatively impacted, both in absolute dollars and as a percentage of revenues. The gross profit related to product and other sales increased in absolute dollars in the first nine months of 2001 compared to the first nine months of 2000 as a result of changes in the mix of products sold.

     Research and development expenses increased to $64,100 and $191,400 in the third quarter and first nine months of 2001, respectively, from $58,700 and $154,800 in the comparable periods of 2000. The increases relate primarily to higher compensation expense, as the addition of an applications chemist was required in the second quarter of 2001 to support the Company's existing technologies.

     Sales and marketing expenses declined to $44,100 in the third quarter of 2001 from $52,300 in the third quarter of 2000 due primarily to lower travel and sales promotion expenses in the third quarter of 2001. For the first nine months of 2001, sales and marketing expenses were $181,200 compared to $156,600 in the first nine months of 2000. The increase reflects fees paid to sales agents and consultants and increased travel during the first half of 2001 related to the Company's initiative to market its technologies directly to European users. The Company generated approximately $16,000 in revenues during the third quarter of 2001 from European sources.

     General and administrative expenses increased to $207,800 in the third quarter of 2001 from $145,800 in the third quarter of 2000. The increase of $62,000 results from higher legal and audit fees recognized in the third quarter of 2001 compared to the third quarter of 2000 due to litigation and arbitration proceedings with the Company's former European exclusive licensee. The Company's legal and audit expenses were $120,000, or 55% of revenues, in the third quarter of 2001 compared to $47,700, or 17% of revenues, in the third quarter of 2000. General and administrative expenses increased by $230,900 in the first nine months of 2001 to $635,500 from $404,600 in the first nine months of 2000 for the same reasons as the third quarter, legal and audit expenses. Legal and audit expenses were $366,900, or 64% of revenues, in the first nine months of 2001 compared to $121,400, or 12% of revenues, in the first nine months of 2000.

     Other income (expense) includes interest income on funds invested. The decline in interest income in the third quarter and first nine months of 2001 compared to the third quarter and first nine months of 2000 relates to lower levels of cash invested.

     Equity in net income of unconsolidated affiliate represented the proportionate share in the net income or loss of Euro-Nocopi, S.A. attributable to the Company's approximate 18% ownership share of Euro-Nocopi, S.A. The Company changed its method of accounting for its investment in Euro-Nocopi, S.A. to the cost method effective October 1, 2000.

     The net loss increased to $206,900 in the third quarter of 2001 from $61,000 in the third quarter of 2000 and to $712,800 in the first nine months of 2001 from $194,200 in the first nine months of 2000. The increase in the third quarter and first nine months net loss from the prior year period resulted primarily from reductions in revenue and gross profit as the Company's business has continued to contract, the loss of licensing revenues from the Company's former European exclusive licensee, and higher audit expenses and increased legal fees incurred in litigation and arbitration proceedings with this licensee and factors related to the Company's adverse liquidity situation.

Plan of Operation, Liquidity and Capital Resources

      The Company's cash and cash equivalents declined to $34,900 at September 30, 2001 from $186,900 at December 31, 2000. During the first nine months of 2001, the Company sold 4,371,575 shares of its common stock to a licensee and a non-affiliated individual investor for $375,000 ($361,000 net of expenses) and used $513,000 to fund operations over the nine-month period then ended.

      The loss of a number of customers during the past three years and the termination of the Company's exclusive European licensee in 2000 has had a material adverse effect on the Company's results of operations and upon its liquidity and capital resources. The Company believes that the conditions arising from these circumstances raise substantial doubts about the Company's ability to continue as a going concern. During the first nine months of 2001, the receipt of funds in conjunction with the sale of approximately 13% of the Company's common stock has permitted the Company to continue in operation in the near term. In addition, the Company's increasing illiquidity has forced it to follow a policy of deferring payment to its vendors, even where such deferral has not been agreed to by the vendors. As a result, the Company's trade payables have increased to $291,500 at September 30, 2001 from $207,200 at June 30, 2001. The Company's trade payables were $153,000 at December 31, 2000. Accordingly, the Company is currently in default of the payment terms extended by certain of its professional service providers and other vendors. Management of the Company believes that, to survive, it must obtain additional capital in the very near term to reduce its substantial obligations, fund continuing operating deficits and fund investment needed to increase its operating revenues to levels that will sustain its operations. If the Company fails to significantly increase its cash balances through further equity investment, for which it has no commitments and only very limited prospects, it will be forced to cease operations due to a lack of cash within two to three months from the end of the third quarter. There can be no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

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

Risk Factors

     The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

Potential Inability to Continue in Operation; Immediate Need for New Equity Investment. The Company had a negative working capital of $436,600 at September 30, 2001 and experienced negative cash flow from operations of $513,000 in the nine months ended September 30, 2001. Additionally, it experienced negative cash flow of $563,100 and $622,900, respectively, for the years ended December 31, 2000 and 1999. While the Company, in early March 2001, received $311,000 in net new equity investment, and a further $50,000 in July 2001, Management does not believe the Company can significantly improve its negative cash flow in the near future through its United States operations. Subsequent to the termination of the licensing agreement with Euro-Nocopi, S.A., the Company has been seeking to negotiate end-user licenses with current users of its technologies in Europe but has realized only modest revenues to date from European sources. There can be no assurances that the Company will be able to enter into licenses with European customers that will generate sufficient revenues and cash flow to offset the negative cash flow currently being experienced in its United States operations. The Company continues to incur significant legal fees in connection with ongoing litigation and arbitration proceedings with Euro-Nocopi, S.A. If the Company continues to experience negative cash flow at current levels and is unable to significantly increase its cash balances through further equity investment or otherwise, it will be forced to cease operations due to a lack of cash within two to three months from the end of the third quarter. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

Possible Inability to Develop New Business. Even if the Company is able to raise cash through additional equity investment or otherwise, it must quickly improve its operating cash flow. Because the Company has already significantly reduced its operating expenses, Management believes that any significant improvement in the Company's cash flow must result from increases in its revenues from traditional sources and from new revenue sources. The Company's ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities. While the Company has, since mid-September of 2001, hired a new sales executive, initiated a dealer sales program and completed a licensing agreement for the use of its technologies in the gaming industry, Management does not expect these actions to have a significant immediate positive effect on the Company's revenues and cash flow. There are no assurances that the resources the Company can devote to marketing and to research and development will be sufficient to increase the Company's revenues to levels resulting in positive cash flow.

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

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. It also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, the Company's technologies could possibly be compromised through reverse engineering or other means. In addition, the Company's ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by the Company's adverse liquidity situation. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on the Company's rights. In either event, the Company's customer and licensee relationships could be adversely affected.

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

         The demand appears to allege that Registrant has committed numerous breaches of the licensing arrangement between the parties, notably by failing to disclose certain technical information, by failing to provide technical support, services and products to Euro-Nocopi, S.A. and by entering into a licensing agreement with a third party allegedly violating the exclusivity provisions of the Euro-Nocopi, S.A. licensing arrangement. Registrant has filed a response to Euro-Nocopi's demand denying that Euro-Nocopi is entitled to the relief requested and asserting claims for sums due it under the license agreement and for a determination that Registrant has validly terminated the license agreement. Registrant intends, subject to financial constraints, to defend itself vigorously against Euro-Nocopi's claims and intends to prosecute its counterclaims aggressively.

         Registrant has been made aware that in late March 2001 certain shareholders of Euro-Nocopi, S.A. have filed suit in a court in Paris, France against certain current and former officers and directors of Registrant, and against a licensee of Registrant. The current officers and directors of Registrant named as defendants in the lawsuit are Michael Feinstein, Chairman of the Board, and Stanley Hart, a director. Registrant is not named as a defendant in the suit. Registrant has been advised that the suit seeks damages in excess of $7 million from the defendants for various alleged acts of oppression, self-dealing and fraud in connection with the organization and capitalization of Euro-Nocopi, S.A., the management of that company and Registrant's management of its relationship with that company. ___ Registrant has received requests for indemnification from certain of the defendants and anticipates that additional defendants will seek indemnification from the Company in connection with the lawsuit. The defendants have not yet been required to file a substantive response to the complaint in this lawsuit and such a response has not yet been prepared or filed.

Item 2.   Changes in Securities

         In July 2001, Registrant sold an aggregate of 454,545 shares of common stock to a private investor for $50,000 in cash. The transaction was exempt from registration under the Securities Act pursuant to Sections 3(b) and/or 4(2) and/or Rules 505 and 506 promulgated under the Securities Act.

Item 3.   Defaults Upon Senior Securities

                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

                  Not Applicable

Item 5.   Other Information

                  Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

                  (a). No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NOCOPI TECHNOLOGIES, INC.

DATE:  November 14, 2001                /s/ Michael A Feinstein, M.D.
                                        -----------------------------
                                        Michael A Feinstein, M.D.
                                        Chairman of the Board

DATE:  November 14, 2001                /s/ Rudolph A. Lutterschmidt
                                        ----------------------------
                                        Rudolph A. Lutterschmidt
                                        Vice President & Chief Financial Officer