Form 10KSB
period 2001-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2002-04-16
CIK 888981

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended ___December 31, 2001_______________

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________ to __________________

     Commission file number  0-20333
                             -------

                           Nocopi Technologies, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Maryland                                   87-0406496
---------------------------------------               -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


537 Apple Street, West Conshohocken, PA                       19428
---------------------------------------                ------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number (610) 834-9600
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class            Name of each exchange on which registered

             None                                 Not Applicable
 --------------------------------         ------------------------------

Securities registered under section 12(g) of the Exchange Act:

                          Common Stock $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _.

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year.  $772,100.
                                                                --------

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer. $3,900,000 at March 31, 2002.
                                               -----------------------------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 41,438,908 shares of Common Stock, $.01 par value at March 31, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Registrant's Current Report dated April 3, 2002 on Form 8-K/A as filed with the Securities and Exchange Commission is incorporated in response to Part II, Item 8.

      Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                     PART I

ITEM 1. BUSINESS

Background

Nocopi Technologies, Inc. (hereinafter "Nocopi", "Registrant" or the "Company") was organized in 1983 to exploit a technology developed by its founders for impeding the reproduction of documents on office copiers. In its early stages of development, Nocopi's business consisted primarily of selling copy resistant paper to protect corporate documents and information. More recently, Registrant has increasingly focused on developing and marketing technologies for document and product authentication which can reduce losses caused by fraudulent document reproduction and by product counterfeiting and/or diversion. Registrant derives revenues by licensing its technologies, both to end-users and to value-added resellers, and by selling products incorporating its technologies and technical support services.

Registrant's financial condition has been deteriorating in recent years and continued to deteriorate during the year ended December 31, 2001. For several years, Registrant has sought to respond to this deterioration by reducing its general and administrative, marketing and research and development expenses. These actions significantly reduced operating costs, but also resulted in a decline in revenues. During 2001, Registrant sought to address its declining revenues by hiring a new Vice President of Sales and commencing a comprehensive review of its marketing and sales practices and a re-direction of its marketing efforts.

The decline in Registrant's financial condition has not stabilized or been reversed. By the end of 2001, this decline had led to a severe working capital deficiency and adverse liquidity that threatened and continues to threaten to require the imminent cessation of Registrant's operations. During 2001 and the first quarter of 2002, Registrant received new capital investments totaling $556,000 from a variety of sources including a licensee and current shareholders and the funds invested have permitted Registrant to continue in operation in the near term. However, Registrant believes that, to continue to conduct business operation in the immediate future, it must obtain additional capital immediately to fund continuing operating deficits. Additional capital is also needed to fund programs and activities designed to increase Registrant's operating revenues to levels that will sustain its operations.

Registrant is currently involved in a substantial legal dispute with Euro-Nocopi, S.A., its former European licensee, the cost of which has contributed substantially to Registrant's continuing losses, working capital deficit and adverse liquidity. Expenses associated with this dispute are expected to continue at current levels or increase during the balance of 2002. It remains highly uncertain whether Registrant can achieve positive cash flow before its adverse liquidity forces it to cease or suspend operations. Registrant's management intends to seek additional capital and may continue to explore possible business combination opportunities as such opportunities are presented.

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

Registrant's document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document. The invisible printing can be activated or revealed by use of a special highlighter pen when authentication is required. This technology is marketed under the trade mark COPIMARK(TM). Other variations of the COPIMARK(TM) technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi's RUB &

REVEAL(R) system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). Registrant's related invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. Management believes that the "track and trace" capability provided by this technology is attractive to brand owners and marketers.

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

Since late 1999, Registrant has, in addition to marketing its own technologies and products, acted as a distributor for the Panograph line of security paper. This patented product, complementary to the Registrant's line of security paper, produces a message, such as "unauthorized copy", when a copy of an original document that was printed or typed on the Panograph paper, is reproduced on a photocopier.

The following table illustrates the approximate percentage of Registrant's revenues accounted for by each type of its products for each of the two last fiscal years:

                                                                             Year Ended December 31,
                                                                             -----------------------

Product Type                                                                 2001               2000
------------                                                                 ----               ----
Anti-Counterfeiting & Anti-Diversion Technologies and Products                83%                90%
Document Security Products                                                    17%                10%

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

Registrant has identified a number of major markets for its technologies and products, including security printers, manufacturers of labels and packaging materials and distributors of brand name products. Within each market, key potential users have been identified, and several have been licensed. Within North America, sales efforts include direct selling by company personnel to create end user demand and selling through licensee sales forces and sales agents with support from company personnel. Registrant has determined that technical sales support by its personnel is of great importance to increasing its licensees' sales of products incorporating Registrant's technologies and, therefore, seeks to maintain its commitment to providing such support.

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

Except in Europe, Registrant has historically sought to market its technologies through its own employees and through independent sales representatives. In 1994, the Registrant formed a European company, Euro-Nocopi, S.A., to market the Company's technologies in Europe under an exclusive licensing arrangement. The Registrant owns approximately an 18% interest in Euro-Nocopi, S.A. In December 2000, Registrant terminated its licensing arrangement with Euro-Nocopi, S.A. due to its commencement of proceedings to liquidate and dissolve and to its failure to pay license fees and other amounts due to Registrant under the licensing arrangement. Registrant currently is seeking to exploit the European market for its technologies directly, through an independent sales agent, and through its association with another licensee.

Registrant has recently taken several steps to improve the marketing of its technologies. These include the implementation of a new web site and online store designed both to more effectively promote the Company's products and to provide for smoother online ordering of certain products, and the establishment of new programs to expand its network of authorized dealers and sales agents.

Major Customers

During 2001, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 2001 total revenues from one non-affiliated customer, Ciba Vision Corporation, which accounted for approximately 16% of 2001 revenues.

Outside Sales Agents

Registrant has engaged outside sales agents who are paid commissions on sales to various customers of Registrant and may also receive retainers and reimbursement for certain expenses. During 2001 the total payments to outside sales agents was approximately $26,000 as compared to such payments of approximately $40,000 in 2000.

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

As a result of the Registrant's deteriorating financial condition, the Registrant wrote-off unamortized patent costs of $503,000 in the fourth quarter of 1999 due to the uncertainty of their recoverability and charges current patent costs to expense as incurred. The adverse liquidity situation has also caused the Company, in the first quarter of 2002, to fail to make annuity payments aggregating more than $25,000 necessary to keep in force a number of patents, primarily in Europe, that it had previously been granted. There are limited grace periods during which payments necessary to keep these patents in effect, including penalties, can be made. If such payments are not made within the applicable grace periods, (or if annuity payments becoming due during the balance of 2002 are not made) the Company will lose the protection of the particular patents in the relevant jurisdictions. The Company has not conducted an analysis concerning the technologies and markets that will be affected by the loss of these patents if such loss occurs, but intends to make the payments necessary to avoid the losses of such patents, if funds for such purpose can be obtained, of which there can be no assurances. Management believes that the funds necessary to continue any existing patent protection for the Company's technologies can be obtained only through new capital investment.

Research and Development

Nocopi has been involved in research and development since its inception. Although Registrant's deteriorating financial condition has forced it to reduce funding for research and development in recent years, it intends to continue its research and development activities in three areas, to the extent feasible. First, Registrant will seek to continue to refine its present family of products. Second, Registrant will seek to develop specific customer applications. Finally, Registrant will seek to expand its technology into new areas of implementation. There can be no assurances that Registrant will be able to obtain funds necessary to continue its research and development activities.

During the years ended December 31, 2001, and 2000, Nocopi expended approximately $251,600 and $203,400 respectively, on research and development activities (excluding capital expenditures related to research and development activities, which were nominal).

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

There can be no assurance that other businesses will not enter Registrant's markets and seek to compete with Registrant.

Euro-Nocopi, S.A.

Registrant formed Euro-Nocopi, S.A. in 1994, to market the Company's technologies in Europe under an exclusive licensing arrangement. Registrant currently owns approximately an 18% interest in Euro-Nocopi, S.A. During 2000, there arose between Registrant and Euro-Nocopi, S.A. a number of areas of conflict and dispute, leading each party to the licensing arrangement to assert informally that the other was in breach of its obligations under that arrangement. The parties initially sought to resolve their differences by negotiating a transaction in which Euro-Nocopi, S.A. would have purchased from Registrant its entire equity interest as well as the paid-up European rights to Registrant's technologies. These negotiations terminated without agreement early in December 2000.

Following the termination of the transaction negotiations, Registrant was informed by Euro-Nocopi, S.A. that it had adopted resolutions to liquidate and dissolve. In December 2000, Registrant terminated its license agreement with Euro-Nocopi, S.A. in accordance with its terms and discontinued the provision of support (including the sale of proprietary inks) to Euro Nocopi, S.A. and its customers. Euro-Nocopi S.A. responded by denying that Registrant's termination of the licensing agreement was permissible or effective, and by asserting a claim that, as a result of alleged breaches of the licensing arrangement by Registrant, it was entitled to a royalty-free license to exploit Registrant's technologies in Europe.

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

In March 2001, Euro-Nocopi, S.A. commenced an arbitration proceeding before the American Arbitration Association in New York, NY against Registrant. In this proceeding, Euro-Nocopi, S.A. has not asserted a claim for damages but has asserted a claim for an award in the nature of a declaratory judgment to the effect that, because Registrant has (allegedly) breached the license agreement, Euro-Nocopi, S.A. is entitled to a perpetual royalty-free license to exploit Registrant's technologies in Europe. These proceedings remain pending and are described below under the heading "Litigation."

Following its termination of the licensing arrangement with Euro-Nocopi, S.A., Registrant has moved to directly exploit the European marketplace for its technologies. It intends, to the extent permitted by its financial condition, to continue to exploit that market either directly, or by means of an arrangement with another licensee.

Employees

At March 31, 2002, Registrant had six full-time employees. Registrant believes that its relations with its employees are good.

Financial Information about Foreign and Domestic Operations

Certain information concerning Registrant's foreign and domestic operations is contained in Note 9 to Registrant's Financial Statements included elsewhere in this Annual Report on Form 10-KSB.

ITEM 2. PROPERTIES

Registrant's corporate headquarters, research and ink production facilities are located at 537 Apple Street, West Conshohocken, Pennsylvania 19428. Its telephone number at that location is (610) 834-9600. These premises consist of approximately 14,800 square feet of space leased from an unaffiliated third party under a lease expiring in February 2003. Current monthly rental under this lease is $9,000. Registrant is also responsible for the operating costs of the building. Registrant does not presently intend to renew this lease at its expiration.

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

In December 2000, Euro-Nocopi, S.A, Registrant's former European licensee, commenced proceedings against Registrant in a court in Paris, France. These proceedings are described above under the heading "Euro-Nocopi, S.A." In March 2001, Euro-Nocopi, S.A. commenced arbitration proceedings against Registrant before the American Arbitration Association in New York, NY. In these proceedings, Euro-Nocopi, S.A. has sought an award in the nature of a declaratory judgment to the effect that, due to alleged breaches by Registrant of the licensing arrangement between Registrant and Euro-Nocopi. S.A., it is entitled to a royalty-free license to exploit Registrant's technologies in Europe. Euro-Nocopi, S.A. has not sought an award of money damages. Euro-Nocopi's demand appears to allege that Registrant has committed numerous breaches of the licensing arrangement between the parties, notably by failing to disclose certain technical information, by failing to provide technical support, services and products to Euro-Nocopi, S.A., by entering into a licensing agreement with a third party allegedly violating the exclusivity provisions of the Euro-Nocopi, S.A. licensing arrangement and by terminating the license agreement in December 2000.

Registrant has filed a response to Euro-Nocopi's demand denying that Euro-Nocopi is entitled to the relief requested and has filed a counter-demand contending that it has validly terminated the Euro-Nocopi licensing arrangement and seeking to recover in excess of $125,000 owed to it by Euro-Nocopi, S.A. under the terminated licensing arrangement. To the extent permitted by its financial condition, registrant intends to defend itself against Euro-Nocopi's claims and to assert its counterclaim vigorously. The arbitration currently is scheduled to be heard by the arbitrators late in 2002.

In March 2001 certain shareholders of Euro-Nocopi, S.A. filed suit in a court in Paris, France against certain current and former officers and directors of Registrant, and against a licensee of Registrant. Registrant is not named as a defendant in the suit. The suit seeks damages in excess of $7 million from the defendants for various alleged acts of oppression, self-dealing and fraud in connection with the organization and capitalization of Euro-Nocopi, S.A., the management of that company and Registrant's management of its relationship with that company. The defendants in this litigation have denied any liability to the plaintiffs and have claimed indemnification from the Company in connection with the lawsuit, and Registrant has advanced certain funds toward payment of the costs of defense.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2001, no matters were submitted to a vote of Registrant's security holders.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's Common Stock is traded on the over-the-counter market and quoted on the NASD over-the-counter Bulletin Board under the symbol "NNUP". The table below presents the range of high and low bid quotations of Registrant's Common Stock by calendar quarter for the last two full fiscal years and for the first quarter of 2002, as reported by the National Quotation Bureau, Inc. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, such quotations do not represent actual transactions.

                                                     High Bid           Low Bid
                                                     --------           -------
         January 1, 2000 to March 31, 2000             $.35              $.16
         April 1, 2000 to June 30, 2000                $.26              $.15
         July 1, 2000 to September 30, 2000            $.22              $.14
         October 1, 2000 to December 31, 2000          $.17              $.06

         January 1, 2001 to March 31, 2001             $.20              $.11
         April 1, 2001 to June 30, 2001                $.15              $.08
         July 1, 2001 to September 30, 2001            $.15              $.06
         October 1, 2001 to December 31, 2001          $.14              $.05

         January 1, 2002 to March 31, 2002             $.16              $.10

As of March 31, 2002, 41,438,908 shares of Registrant's Common Stock were outstanding. The number of holders of record of Registrant's Common Stock was approximately 1,100. However, Registrant estimates that it has a significantly greater number of Common Stockholders because a number of shares of Registrant's Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 41,438,908 shares of Common Stock which are outstanding, Registrant, at March 31, 2002, has reserved for issuance 14,989,278 shares of its Common Stock which underlie outstanding options and warrants to purchase Common Stock of the Registrant.

Registrant has paid no cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Information

The information in this Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include those described in "Factors That May Affect Future Growth and Stock Price." The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

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

Both the absolute amounts of the Company's revenues and the mix among the various sources of revenue are subject to substantial fluctuation. The Company has a relatively small number of relatively substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on the Company's total revenue and on its revenue mix and overall financial performance. Such changes may result from a customer's product development delays, engineering changes, changes in product marketing strategies and the like. In addition, certain customers have, from time to time, sought to renegotiate certain provisions of their license agreements and, when the Company agrees to revise terms, revenues from the customer may be affected.

Revenues for 2001 were $772,100, a decline of 37% from $1,230,700 in 2000. Licenses, royalties and fees declined in 2001 by 41% to $498,300 from $838,500 in 2000. The reduction in licenses, royalties and fees is due primarily to the termination or non-renewal of license arrangements with five licensees, including the Company's former exclusive European licensee, during 2000 and 2001. Product and other sales were $273,800 in 2001 compared to $392,200 in 2000. In 2000, the Company sold and installed an ink-jet printing system to a new licensee. The $118,400 (30%) decline in product sales is attributable to the non-recurrence of this one-time sale offset in part by increased sales of the Company's security papers and inks in 2001.

Gross profit declined to $405,900 or 53% of revenues in 2001 from $620,800 or 50% of revenues in 2000. The decline in gross profit, expressed in absolute dollars, is due primarily to the substantial reduction in revenues derived from licenses, royalties and fees. Certain components of cost of sales related to licenses, royalties and fees, such as production labor and rent, are substantially fixed. The variable component of these costs of sales, primarily ink and chemicals, is a small percentage of the related revenues. As these revenues decline, the gross profit is negatively impacted, both in absolute dollars and as a percentage of revenues. The gross profit related to product and other sales increased in absolute dollars in 2001 compared to 2000 as a result of changes in the mix of products sold.

Research and development expenses increased to $251,600 in 2001 from $203,400 in 2000. The increase relates primarily to higher compensation expense, as the addition of an applications chemist was required in the second quarter of 2001 to support the Company's existing technologies and new product developments.

Sales and marketing expenses increased to $251,700 in 2001 from $192,000 in 2000. The increase reflects the hiring of a sales executive in the fourth quarter of 2001, fees paid to sales agents and consultants and increased travel during the first half of 2001 related to the Company's initiative to market its technologies directly to European users.

General and administrative expenses increased to $690,300 in 2000 from $432,800 in 2000. The increase of $257,500 results principally from higher professional fees incurred in 2001 compared to 2000 due in part to litigation and arbitration proceedings with the Company's former European exclusive licensee. The Company's professional expenses were $386,500 or 50% of revenues, in 2001 compared to $189,500, or 15% of revenues, in 2000.

Other income (expense) includes interest income on funds invested. The decline in interest income to $3,400 in 2001 compared to $18,600 in 2000 resulted from lower levels of cash invested.

Equity in net income of unconsolidated affiliate represented the proportionate share in the net income or loss of Euro-Nocopi attributable to the Company's approximate 18% ownership share of Euro-Nocopi. For the first nine months of 2000, during which the Company accounted for its investment in Euro-Nocopi on the equity method, the Company's proportionate share in Euro-Nocopi's net income was $35,000. The Company changed its method of accounting for its investment in Euro-Nocopi to the cost method effective October 1, 2000 and recorded the carrying value at that date as the cost of its investment. During the fourth quarter of 2000, the Company wrote down its investment in Euro-Nocopi by $110,000 due to the uncertainty of its recoverability and recorded a charge of $68,600 resulting from the transfer of foreign currency translation adjustments to net income.

The net loss increased to $828,600 in 2001 from $382,700 in 2000. The $445,900 increase in the net loss in 2001 from the prior year resulted primarily from reductions in revenue and gross profit as the Company's business has continued to contract, the loss of licensing revenues from the Company's former European exclusive licensee, and higher audit expenses and increased legal fees incurred in litigation and arbitration proceedings with this former licensee and factors related to the Company's adverse liquidity situation.

Plan of Operation, Liquidity and Capital Resources

The Company's cash and cash equivalents declined to $100 at December 31, 2001 from $186,900 at December 31, 2000. During 2001, the Company sold 5,304,909 shares of its common stock to a licensee and both existing and new individual investors for $431,000 ($417,000 net of expenses) and used such amounts to fund operations over the year then ended.

The loss of a number of customers during the past three years and the termination of the Company's exclusive European licensee in 2000 has had a material adverse effect on the Company's results of operations and upon its liquidity and capital resources. The Company believes that the conditions arising from these circumstances will make it impossible for the Company to continue in operation as a going concern unless it receives substantial new capital investment in the immediate future. During 2001 and early 2002, the receipt of funds in conjunction with the sale of approximately 23% of the Company's common stock has permitted the Company to continue in operation. In addition, the Company's increasing illiquidity has forced it to follow a policy of deferring payment to its vendors, even where such deferral has not been agreed to by the vendors. As a result, the Company's trade payables have increased to $237,400 at December 31, 2001 from $153,000 at December 31, 2000. Accordingly, the Company is currently in default of the payment terms extended by certain of its professional service providers and other vendors. The adverse liquidity situation has also caused the Company, in the first quarter of 2002, to defer making annuity payments on a number of patents, primarily in Europe, that it had previously been granted. If payment, including penalties, is not made within a specific grace period, the Company will lose the protection of the particular patent in the relevant jurisdiction.

Management of the Company believes that, to survive, it must obtain additional capital immediately to reduce its substantial obligations, fund continuing operating deficits and fund investment needed to increase its operating revenues to levels that will sustain its operations. If the Company fails to significantly increase its cash balances through further equity investment, for which it has no commitments and only very limited prospects, it will be forced to cease operations due to a lack of cash early in the second quarter of 2002. There can be no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

The Company, in response to the ongoing adverse liquidity situation, has maintained a cost reduction program including staff reductions, where possible, and curtailment of discretionary research and development and sales and marketing expenses; however, during 2001, replacement positions consisting of a sales executive and an applications chemist were filled.

The Company does not currently plan any significant capital investment over the next twelve months.

Factors That May Affect Future Growth and Stock Price (Risk Factors)

The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

Inability to Continue in Operation Without Immediate New Equity Investment. The Company had a negative working capital of $499,900 at December 31, 2001 and experienced negative cash flow from operations of $603,800 in the year ended December 31, 2001. Management does not believe the Company can significantly improve its negative cash flow in the near future. Since year-end 2001, the Company continued to experience negative cash flow and, at the present time is in need of immediate equity or other investment; otherwise, it will be forced to cease operations due to a lack of cash early in the second quarter of 2002. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

Continuing Euro-Nocopi Litigation. The Company is currently expending sums representing a substantial portion of it revenues for professional fees and costs relating to legal disputes between the Company and its former affiliate, Euro-Nocopi, S.A. as described under the heading "Litigation." Management believes that successful resolution of the disputes between it and Euro-Nocopi is necessary for the Company to be able to license its technologies to European users and that the ability to license European users (including as part of worldwide license arrangements) is necessary for the viability of its business. The Company cannot continue to pay the costs of this dispute unless it can obtain substantial new capital investment, of which there can be no assurances, and the Company will not prevail in this dispute if it cannot continue to pay such costs. Even if the Company is able to continue its dispute with Euro-Nocopi through resolution, there can be no assurance that the resolution will be a successful one for the Company.

Possible Inability to Develop New Business. Even if the Company is able to raise cash through additional equity investment or otherwise, it must quickly improve its operating cash flow. Because the Company has already significantly reduced its operating expenses, Management believes that any significant improvement in the Company's cash flow must result from increases in its revenues from traditional sources and from new revenue sources. The Company's ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities. While the Company has, since mid-September of 2001, hired a new sales executive, initiated a dealer sales program and completed a licensing agreement for the use of its technologies in the gaming industry. There are no assurances that the resources the Company can devote to marketing and to research and development will be sufficient to increase the Company's revenues to levels resulting in positive cash flow.

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

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. It also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, the Company's technologies could possibly be compromised through reverse engineering or other means. In addition, the Company's ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by the Company's adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on the Company's rights. The Company's adverse liquidity situation has also impacted its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. In all events, the Company's customer and licensee relationships could be adversely affected.

Recently Issued Accounting Standards

The following recently issued accounting pronouncements are currently not applicable to the Company.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("Statement 141"), effective for all business combinations initiated after June 30, 2001. Statement 141 requires all business combinations to be accounted for under the purchase method. Statement 141 supersedes APB Opinion No. 16, "Business Combinations," and Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"), effective for fiscal years beginning after December 15, 2001. Statement 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. Statement 142 supersedes APB Opinion No. 17, "Intangible Assets."

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("Statement 143"), effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Statement 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of Registrant meeting the requirements of Regulation S-B (except section 228.310 and Article 11 of Regulation S-X thereof) are included herein beginning at page F-1 of this Annual Report on Form 10-KSB.

For information required with respect to this Item 7, see "Financial Statements and Schedules on pages F-1 through F-14 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 23, 2002, Registrant engaged the accounting firm Cogen Sklar, LLP to audit Registrant's financial statements for the year ended December 31, 2001. The engagement of BDO Seidman, LLP which had been engaged by Registrant to audit its financial statements for prior years was not renewed. Such firm had not submitted a resignation, nor had it formally declined to stand for re-election as Registrant's auditor. This event is more fully described in Registrant's Current Reports on Form 8-K and 8-K/A dated March 23, 2002 and April 3, 2002, respectively, which are incorporated herein by reference.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and officers of the Company, their ages, present positions with the Company, and a summary of their business experience are set forth below.

Michael A. Feinstein, M.D., 55, Chairman of the Board of Directors since December 1999 and Nocopi's acting Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than twenty years, serving for more than ten years as the President of a group medical practice including three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle College and his M.D. from Jefferson Medical College. He has been an active private investor for more than thirty years, during which he has consulted with the management of the companies in which he invested on a number of occasions.

Franco Harris, 52, has been a director since February 2000. Since 1990, Mr. Harris has served as President of Superbakers, Inc., a Pittsburgh, Pennsylvania maker of vitamin-fortified donuts and other nutritious bakery goods. Since 1996, Mr. Harris has also served as Chief Executive Officer of Parks Sausage Corporation, a manufacturer of sausages and other meat, beef and chicken products. He is a graduate of the Pennsylvania State University.

Stanley G. Hart, 41, was elected a director in March 2001. He has been President of Westvaco Brand Security, Inc., a wholly owned subsidiary of Westvaco Corporation, since its formation in September 2000. Prior thereto, Mr. Hart served Westvaco corporation (parent company of Westvaco Brand Security, Inc.) for more than ten years in various capacities, most recently as General Manager and Director of Westvaco's subsidiaries in Hong Kong, Shanghai and Taipei.

Richard Levitt, 44, a director since December 1999, has been engaged in the network services segment of the computer industry since 1988. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years has grown to over 100 employees and over $40 million in annual sales. Since founding XiTech, he has served as one of its corporate principals as a Network Consultant and as the Manager of its Network Sales force. In these capacities, Mr. Levitt played a crucial role in the strategic and financial planning for XiTech, as well as the development of new accounts. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University.

Waldemar Maya, Jr., 51, a director since December 1999, currently is a private business consultant. He served from 1999 to 2001 as Director of Finance, Airplane Services for the Boeing Company. Before joining Boeing, Mr. Maya had served from 1994 to 1998 as the Executive Vice President, Treasurer and Secretary of N.J. Malin & Associates, a Texas-based wholesaler of material handling equipment.

John F. O'Brien III, 58, a director since June 2000, has been a partner in the law firm of O'Brien & Ryan for more than five years. Mr. O'Brien served as Chief of Narcotics and Drug Investigations, U. S. Department of Justice, Organized Crime Strike Force from 1967 to 1980 and as the Congressional Liaison to the U.S. Senate and House of Representatives from 1978 to 1980. He continues to serve as counsel to the Federal Law Enforcement Officers Association, as he has done since 1980. Mr. O'Brien is a member of the ABA Committee on Law and Medicine and is an expert on Civil and Medical Litigation and Commercial Contract Litigation.

Rudolph A. Lutterschmidt, 55, has been Vice President and Chief Financial Officer of the Company for more than five years, serving in this capacity on a part-time basis since January 2000. Since January 2002, Mr. Lutterschmidt has been employed by CitySort, LP, a pre-sort mailing business as its Chief Financial Officer. From January 2000 through November 2001, he had been employed as a management consultant by Smart & Associates, LLP, an accounting and professional services firm. He is a member of Financial Executives International, the Institute of Management Accountants and is a Certified Management Accountant.

The terms of the current directors will expire at the 2002 annual meeting of stockholders of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires persons who become directors and/or executive officers of a public company (such as Nocopi) to file reports with the SEC regarding their beneficial ownership of the company's securities. A report must be filed shortly after a person becomes an executive officer or director, and shortly after an executive officer or director experiences a change in his beneficial ownership of his company's securities. Except as set forth below, to the Company's knowledge, all of its executive officers and directors are current in their filing obligations under Section 16 of the Exchange Act. During the fourth quarter of 2001, Dr. Feinstein purchased 416,667 shares of common stock from the Company and each of Mr. Harris and Mr. Levitt purchased 200,000 shares of common stock from the Company in separate, private transactions. The Company is not aware that any of them has yet filed a report of the changes in their respective beneficial ownership resulting from these transactions.

ITEM 10.  EXECUTIVE COMPENSATION

During 2001, the Company did not pay any compensation to Dr. Feinstein, who has served since February 2000 as the Company's acting Chief Executive Officer, and no other executive officer of the Company received compensation equal to or greater than $100,000. The Company does reimburse the expenses incurred by its officers in the performance of their duties.

Director Compensation

Directors have not been paid any fees for their services as such during the year ended December 31, 2001. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at Board of Directors meetings or other activities undertaken by them on behalf of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2002, the stock ownership of each director and Named Executive (as set forth under the heading "Executive Compensation") individually, and of all directors and executive officers of the Company as a group.

                                                                                  Common Stock
                                                                        --------------------------------
                                                                           Number
                                                                         Of Shares
                                                                        Beneficially       Percentage of
Name of Beneficial Owner                                                   Owned             Class (1)
------------------------                                                ------------       -------------
Michael A Feinstein, M.D. (2).......................................      1,514,667             3.7%
Franco Harris (3)...................................................        245,000              *
Stanley G. Hart (4).................................................           0                 *
Richard Levitt (5)..................................................        285,800              *
Waldemar Maya, Jr. .................................................           0                 *
John F. O'Brien III.................................................           0                 *
All Executive Officers and Directors as a Group (7 individuals).....      2,046,067             4.9%

----------------
* Less than 1.0%.

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

(4) Does not include 3,917,030 shares of Common Stock owned by Westvaco Brand Security, Inc., of which Mr. Hart is President

(5)      Includes 400 shares owned by Mr. Levitt's wife.

Except as stated herein, there are no arrangements known to the Company which may result in a change in control of the Company and each stockholder has sole voting and investment power with respect to the Company's common shares included in the above table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Rudolph A. Lutterschmidt, an officer, was employed by Smart & Associates, LLP, an accounting and professional services firm through November 2001. Smart & Associates, LLP provided financial consulting services to the Company during the fiscal year ended December 31, 2001. Fees for 2001 services were less than $60,000.

                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Financial Statements are filed as part of this Annual Report on Form 10-KSB

                                                                      PAGE
                                                                      ----
Reports of Independent Certified Public Accountants                F-1 and F-2

Balance Sheet as of December 31, 2001                                  F-3

Statements of Operations for the Years ended
December 31, 2001 and 2000                                             F-4

Statements of Stockholders' Equity (Deficiency) for
the Years ended December 31, 2001 and 2000                             F-5

Statements of Cash Flows for the Years ended
December 31, 2001 and 2000                                             F-6

Notes to Financial Statements                                      F-7 to F-14


(b)  The Exhibit Index begins on Page 17 of this Annual Report on Form 10-KSB.

(c) The Registrant filed the following Current Reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-KSB.

     October 9, 2001 - Press Release dated October 9, 2001

     October 30, 2001 - Press Release dated October 30, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NOCOPI TECHNOLOGIES, INC.
                                   Registrant

Dated: April 15, 2002                  By: /s/ Michael A. Feinstein, M.D.
                                       ----------------------------------
                                       Michael A. Feinstein, M.D.
                                       Chairman of the Board

Dated: April 15, 2002                  By: /s/ Rudolph A. Lutterschmidt
                                       --------------------------------
                                       Rudolph A. Lutterschmidt
                                       Vice President, Chief Financial Officer
                                       and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 15, 2002                   /s/ Michael A. Feinstein, M.D.
                                       ------------------------------
                                       Michael A. Feinstein, M.D., Chairman of
                                       the Board

Date: April 15, 2002                   /s/ Franco Harris
                                       -----------------
                                       Franco Harris, Director

Date: April 15, 2002                   /s/ Stanley G. Hart
                                       -------------------
                                       Stanley G. Hart, Director

Date: April 15, 2002                   /s/ Richard Levitt.
                                       -------------------
                                       Richard Levitt, Director

Date: April 15, 2002                   /s/ Waldemar Maya, Jr.
                                       ----------------------
                                       Waldemar Maya, Jr., Director

Date: April 15, 2002                   ______________________
                                       John F. O'Brien III, Director

The following Exhibits are filed as part of this Annual Report on Form 10-KSB:

         Exhibit
         Number                                Description
         -------                               -----------

          3.1    Articles of Incorporation (1)

          3.2    Bylaws (1)

          3.3    Articles of Amendment to Articles of Incorporation (3)

          3.4    Article of Amendment to Articles of Incorporation (5)

          3.5    Amendments to Bylaws (6)

         10.1 Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (2)

         10.2    Nocopi Technologies, Inc. 1996 Stock Option Plan (3)

         10.3    Employment Agreement between Registrant and Dr. A. Gundjian (4)

         10.4    Form of Common Stock Purchase Warrant (4)

         10.5 Lease Agreement dated February 17, 1998 relating to premises at 537 Apple Street, West Conshohocken, PA 19428 (4)

         10.6    Nocopi Technologies, Inc. 1999 Stock Option Plan (5)

         10.7 Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (5)

         10.8    Director Indemnification Agreement (6)

         10.9    Officer Indemnification Agreement (6)

         10.10   License Agreement with Westvaco Brand Security, Inc. (7)

         10.11   Amendment to Westvaco License Agreement (7)

         10.12   Amendment (No. 2) to Westvaco License Agreement (7)

         10.13   Stock Purchase Agreement with Westvaco Brand Security, Inc. (7)

         10.14 Registration Rights Agreement with Westvaco Brand Security, Inc. (7)

         10.15 Collateral Assignment of Patent Rights to Westvaco Brand Security, Inc. (7)

         10.16   Escrow Agreement with Westvaco Brand Security, Inc. (7)

         16.1 Letter dated March 27, 2002 from BDO Seidman, LLP re: Change in Certifying Accountant (8)

(1) Incorporated by reference to Registrant's Registration Statement on Form 10, as filed with the Commission on or about August 19, 1992

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1997

(5) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1998

(6) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999

(7) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 2000

(8) Incorporated by reference to Registrant's Current Report on Form 8-K/A dated April 3, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
 of Nocopi Technologies, Inc.
West Conshohocken, Pennsylvania

We have audited the accompanying balance sheet of Nocopi Technologies, Inc. as of December 31, 2001 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                              COGEN SKLAR, LLP

Bala Cynwyd, Pennsylvania
March 27, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
 of Nocopi Technologies, Inc.
West Conshohocken, Pennsylvania

We have audited the accompanying statements of operations, stockholders' equity (deficiency), and cash flows of Nocopi Technologies, Inc. for the year ended December 31, 2000. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Nocopi Technologies, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                               BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
March 30, 2001

                            Nocopi Technologies, Inc.
                                  Balance Sheet

                                                                        December 31
                                                                            2001
                                                                        ------------
                                         Assets

Current assets
 Cash and cash equivalents                                              $        100
 Accounts receivable less $21,200 allowance
  for doubtful accounts                                                       39,600
 Prepaid and other                                                            22,700
                                                                        ------------
  Total current assets                                                        62,400

Fixed assets
 Leasehold improvements                                                       39,500
 Furniture, fixtures and equipment                                           476,200
                                                                        ------------
                                                                             515,700
 Less: accumulated depreciation and amortization                             483,000
                                                                        ------------
                                                                              32,700

Other assets
 Investment in unconsolidated affiliate - net                                110,600
                                                                        ------------
                                                                        $    205,700
                                                                        ============

                     Liabilities and Stockholders' Deficiency

Current liabilities
 Accounts payable                                                       $    237,400
 Accrued expenses                                                            261,900
 Deferred revenue                                                             63,000
                                                                        ------------
  Total current liabilities                                                  562,300

Commitments and contingencies

Stockholders' deficiency
 Series A preferred stock $1.00 par value
  Authorized - 300,000 shares
   Issued and outstanding - none
Common stock, $.01 par value
  Authorized - 75,000,000 shares
   Issued and outstanding - 39,122,241 shares                                391,200
 Paid-in capital                                                          10,798,600
 Accumulated deficit                                                     (11,546,400)
                                                                        ------------
                                                                            (356,600)
                                                                        ------------
                                                                        $    205,700
                                                                        ============

The accompanying notes are an integral part of these financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Operations

                                                                                Years ended December 31
                                                                          2001                          2000
                                                                          ----                          ----
Revenues
 Licenses, royalties and fees                                           $498,300                      $838,500
 Product and other sales                                                 273,800                       392,200
                                                                      ----------                    ----------
                                                                         772,100                     1,230,700
                                                                      ----------                    ----------

Cost of sales
 Licenses, royalties and fees                                            215,800                       299,200
 Product and other sales                                                 150,400                       310,700
                                                                      ----------                    ----------
                                                                         366,200                       609,900
                                                                      ----------                    ----------
  Gross profit                                                           405,900                       620,800
                                                                      ----------                    ----------

Operating expenses
 Research and development                                                251,600                       203,400
 Sales and marketing                                                     251,700                       192,000
 General and administrative                                              690,300                       432,800
 Related party expenses                                                   42,500                        43,800
                                                                      ----------                    ----------
                                                                       1,236,100                       872,000
                                                                      ----------                    ----------
  Loss from operations                                                  (830,200)                     (251,200)
                                                                      ----------                    ----------

Other income (expenses)
 Interest income                                                           3,400                        18,600
 Interest and bank charges                                                (1,800)                       (6,500)
 Impairment of investment in unconsolidated affiliate                                                 (178,600)
 Equity in net income of unconsolidated affiliate                                                       35,000
                                                                      ----------                    ----------
                                                                           1,600                      (131,500)
                                                                      ----------                    ----------
  Net loss                                                             ($828,600)                    ($382,700)
                                                                      ==========                    ==========

Basic and diluted loss per common share                                    ($.02)                        ($.01)


Weighted average common shares outstanding                            37,386,574                    33,817,332









The accompanying notes are an integral part of these financial statements.

                            Nocopi Technologies, Inc.
                 Statements of Stockholders' Equity (Deficiency)

                                                                               Accumulated
                                                                                  Other
                                             Common stock         Paid-in     Comprehensive   Accumulated   Comprehensive
                                          Shares      Amount      Capital     Income (Loss)     Deficit          Loss
                                        ----------   --------   -----------   -------------  -------------  --------------

Balance - January 1, 2000               33,817,332   $338,200   $10,434,600      ($39,500)   ($10,335,100)

Net loss                                                                                         (382,700)     ($382,700)

Translation adjustment                                                             39,500                         39,500
                                       -----------   --------   -----------      --------    ------------      ----------
Balance - December 31, 2000             33,817,332    338,200    10,434,600             -     (10,717,800)      ($343,200)
                                                                                                               ==========

Sales of common stock, net of
  expenses                               5,304,909     53,000       364,000

Net loss                                                                                         (828,600)      ($828,600)
                                       -----------   --------   -----------      --------    ------------      ----------
Balance - December 31, 2001             39,122,241   $391,200   $10,798,600      $      -    ($11,546,400)      ($828,600)
                                       ===========   ========   ===========      ========    ============      ===========








The accompanying notes are an integral part of these financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows

                                                                               Years ended December 31
                                                                         2001                          2000
                                                                         ----                          ----
Operating Activities
 Net loss                                                             ($828,600)                    ($382,700)
 Adjustments to reconcile net loss to
  cash used in operating activities
  Depreciation                                                           23,500                        36,400
  Allowance for doubtful accounts, net                                   (1,300)                      (25,000)
  Equity in net income of unconsolidated affiliate                                                    (35,000)
  Impairment of investment in unconsolidated affiliate                                                178,600
                                                                       --------                      --------
                                                                       (806,400)                     (227,700)

 Decrease in assets
 Accounts receivable                                                     33,700                        61,600
 Prepaid and other                                                       16,400                        74,800
Increase (decrease) in liabilities
 Accounts payable and accrued expenses                                  133,600                      (275,400)
 Deferred revenue                                                        18,900                      (137,800)
                                                                       --------                      --------
                                                                        202,600                      (276,800)
                                                                       --------                      --------
  Cash used in operating activities                                    (603,800)                     (504,500)

Investing Activities
 Additions to fixed assets                                                                            (14,700)
 Advances from affiliate, net                                                                          81,100
                                                                       --------                      --------
  Cash provided by investing activities                                                                66,400

Financing Activities
 Issuance of common stock, net                                          417,000
 Repayment of notes                                                                                  (125,000)
                                                                       --------                      --------
  Cash provided by (used in) financing activities                       417,000                      (125,000)
                                                                       --------                      --------
   Decrease in cash and cash equivalents                               (186,800)                     (563,100)
Cash and cash equivalents
 Beginning of year                                                      186,900                       750,000
                                                                       --------                      --------
 End of year                                                               $100                      $186,900
                                                                       ========                      ========

Supplemental cash flow data
  Interest paid                                                                                        $5,600


The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

1.    Organization of the Company

      Nocopi Technologies, Inc. (the Company) is organized under the laws of the State of Maryland. Its main business activities are the development and distribution of document security products and the licensing of its patented authentication technologies in the United States and foreign countries. The Company operates in one principal industry segment.

2.    Significant Accounting Policies

      Estimates - The preparation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

      Cash and cash equivalents - Cash equivalents consist principally of time deposits and highly liquid investments with an original maturity of three months or less placed with major banks and financial institutions. Cash equivalents are carried at the lower of cost, plus accrued interest, or market value and are held in money market accounts at a local bank. At December 31, 2001, Nocopi's investments in money market accounts amounted to $51,600. As a result of a book overdraft of $55,100 in the Company's operating account maintained at the same bank, the net overdraft of $3,500 is included in Accounts Payable.

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

      Investment in Affiliate - The Company's investment, approximately 18%, in Euro-Nocopi, S.A. (Euro) was accounted for under the equity method through September 30, 2000 due to the technical dependence of Euro on the Company. The Company changed its method of accounting for its investment in Euro to the cost method effective October 1, 2000 and recorded the carrying value at that date as the cost of its investment. During the fourth quarter of 2000, the Company wrote down its investment in Euro by $110,000 due to the uncertainty of its recoverability. (See note 8).

      Patent costs are charged to expense as incurred due to the uncertainty of their recoverability as a result of the Company's adverse liquidity situation.

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

     Loss per share - the Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2001 and 2000, common stock equivalents, including stock options, warrants and convertible notes were anti-dilutive.

     Comprehensive income (loss) - the Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and, accordingly, reports all components of comprehensive income (loss) in the accompanying statements of stockholders' equity.

     Recently Issued Accounting Standards
     The following recently issued accounting pronouncements are currently not applicable to the Company.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("Statement 141"), effective for all business combinations initiated after June 30, 2001. Statement 141 requires all business combinations to be accounted for under the purchase method. Statement 141 supersedes APB Opinion No. 16, "Business Combinations," and Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"), effective in fiscal years beginning after December 15, 2001. Statement 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. Statement 142 supersedes APB Opinion No. 17, "Intangible Assets."

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("Statement 143"), effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Statement 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

3.    Stockholders' Equity

      In March 2001, the Company received a $325,000 ($311,000 net of expenses) investment from a licensee in return for 3,917,030 shares of its common stock constituting approximately 10% of its then outstanding common stock. During the second half of 2001, the Company sold 1,387,879 shares of its common stock to investors, including affiliates of the Company for $106,000. During January 2002, the Company sold 2,316,667 shares of its common stock to investors, including affiliates of the Company, for $139,000.

      At December 31, 2001, the Company had 11,892,849 warrants, issued in 1997, outstanding. Each warrant was exercisable for the purchase of one share of the Company's common stock at a price of $.31. The warrants will expire during the fourth quarter of 2002 unless extended by the Board of Directors.

4.    Income Taxes

      At December 31, 2001, the Company had net operating loss carryforwards ("NOL's") approximating $11,100,000. These operating losses are available to offset future taxable income through the year 2021. As a result of the sale of the Company's common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL's carryforwards may be limited. Additionally, the utilization of these NOL's if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. The Company has established a 100% valuation allowance of approximately $4,500,000 at December 31, 2001 for the deferred tax assets due to the uncertainty of their realization.

5.    Related Party Transactions

      Expenses aggregating $42,500 and $43,800 in 2001 and 2000, respectively, were incurred by the Company for consulting services provided by a firm employing an officer of the Company.

6.    Commitments and Contingencies

      The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2003.

      Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2001 are:
      $112,000 - 2002; and $18,400 - 2003.

      Total rental expense under operating leases was $103,600 and $102,600 in 2001 and 2000, respectively.

      The Company has a consulting agreement with a former executive officer and director, the term of which expires at December 31, 2002. Future minimum compensation payments under this agreement at December 31, 2001 are $62,500 in 2002. The Board of Directors of the Company in mid-2000 suspended cash payments to the consultant as a potential offset to certain payments made to the consultant by a licensee of the Company. At December 31, 2001, all other provisions of the agreement remain in force.

      From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of its business. During late 2000 and early 2001, as described in Note 8, several legal and arbitration proceedings were commenced by the Company's former European exclusive licensee and certain of its shareholders against the Company, certain former and present directors of the Company and against a licensee of the Company. As the proceedings are in their discovery stage, management of the Company is unable to assess the impact that the ultimate resolution, and the related expense, of the litigation and arbitration, may have on the Company's financial position or results of operations.

7.    Stock Options and 401(k) Savings Plan

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

A summary of stock options under the Company's stock option plans follows:

                                                                                    Exercise        Weighted
                                                           Number of               Price Range       Average
                                                             Shares                 Per Share     Exercise Price
                                                           ---------              --------------  --------------
Outstanding at December 31, 1999                            879,100                $.30 to $4.35      $ .96
Options canceled                                           (232,100)                .30 to  4.35       2.31
                                                           --------
Outstanding at December 31, 2000                            647,000                 .30 to  4.35        .45
Options canceled                                           (122,000)                .30 to  4.35        .83
                                                           --------
Outstanding at December 31, 2001                            525,000                $.30 and $.45      $ .36
                                                           ========


                                                                                    Exercise         Weighted
                                                             Option                Price Range        Average
                                                             Shares                 Per Share      Exercise Price
                                                            --------              -------------    --------------
Exercisable at year end:
   2000                                                     647,000                $.30 to $4.35      $ .45
   2001                                                     525,000                $.30 and $.45      $ .36

Options available for future grant under all plans:
   2000                                                   2,075,000
   2001                                                   2,175,000




The following table summarizes information about stock options outstanding at December 31, 2001:



Range of exercise prices                           $.30 to $.45
                                                   ------------

Number outstanding at
  December 31, 2001                                   525,000
                                                      -------

Weighted average remaining contractual life
(years)                                                4.09
                                                       ----

Weighted average exercise price                        $.36
                                                       ----

Exercisable options:
   Number outstanding at
   December 31, 2001                                  525,000
                                                      -------

  Weighted average remaining
   Contractual life (years)                            4.09
                                                       ----

  Weighted average exercise price                      $.36
                                                       ----

      No options were granted in 2001 or 2000.

      The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for shares issued under performance share plans are recorded based upon the current market value of the Company's stock at the end of each period. The Company has adopted the disclosure-only provisions of Statement of Financial accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" for employees and employee-directors as defined in SFAS No.
      123. Compensation costs for grants to employees and directors would be determined based on the fair value at the date of grant in accordance with SFAS No. 123 and would be amortized over the vesting period of the option, which is generally two years. Had compensation cost for the Company's stock option grants to employees and employee-directors been determined based on the fair value at the date of grants in accordance with the provisions of SFAS No. 123, the Company would have amortized the cost over the vesting period of the option. There was no pro forma effect on the Company's net loss or the net loss per share applicable to common shares for 2001 and 2000.

      At December 31, 2001, the Company has reserved 14,592,849 shares of common stock for possible future issuance upon exercise of stock options and warrants.

      The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2001 or 2000.

8.    Affiliate

      The Company organized Euro-Nocopi, S.A. (Euro) in 1994 to market the Company's technologies in Europe under an exclusive license arrangement. Euro was capitalized through a European private placement. The Company holds an approximately 18% interest in Euro. During 2000, there arose between Euro and the Company a number of areas of conflict and dispute, leading each party to the licensing arrangement to assert informally that the other was in breach of its obligations under that arrangement. The parties initially sought to resolve their differences by negotiating a transaction in which Euro would have purchased from the Company its entire equity interest as well as the paid-up European rights to the Company's technologies. These negotiations terminated without agreement early in December 2000. Following the termination of the transaction negotiations, the Company was informed by Euro that it had adopted resolutions to liquidate and dissolve. In mid-December 2000, the Company terminated its license agreement with Euro in accordance with its terms and discontinued the provision of support (including the sale of proprietary inks) to Euro and its customers. As a result of the license termination the technological dependency of Euro on the Company ceased and the Company was no longer permitted to account for its investment in Euro on the equity method. Accordingly, the Company, effective October 1, 2000, changed its method of accounting for its investment in Euro to the cost method and recorded the carrying value at that date as the cost of its investment. During the fourth quarter of 2000, the Company wrote down its investment in Euro by $110,000 due to the uncertainty of its recoverability and recorded a charge of $68,600 resulting from the transfer of foreign currency translation adjustments to net income.

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

      In March 2001, Euro commenced an arbitration proceeding before the American Arbitration Association in New York, NY against the Company. In this proceeding, Euro has not asserted a claim for damages but has asserted a claim for an award in the nature of a declaratory judgment to the effect that, because the Company has (allegedly) breached the license agreement, Euro is entitled to a royalty-free license to exploit the Company's technologies in Europe. The Company has filed a response denying that Euro is entitled to the relief requested, asserting that it has validly terminated Euro's license agreement, and seeking damages for Euro's breaches of the licensing agreement. The arbitration currently is scheduled to be heard by the arbitrators late in 2002.

      In March 2001 certain shareholders of Euro filed suit in a court in Paris, France against certain current and former officers and directors of the Company and against a licensee of the Company. The Company is not named as a defendant in the suit. The suit seeks damages in excess of $7 million from the defendants for various alleged acts of oppression, self-dealing and fraud in connection with the organization and capitalization of Euro, the management of that company and the Company's management of its relationship with that company. The defendants have denied any liability to the plaintiffs and have sought indemnification from the Company in connection with the lawsuit. The Company has advanced certain costs of defense for the benefit of the named defendants.

      In 2000, revenues totaling approximately $188,000 were derived from Euro. There were no revenues derived from Euro in 2001.

 9.   Major Customer Information

      The Company's largest non-affiliate customers accounted for approximately 16% and 18%, respectively, of 2001 and 2000 revenues and 16% of accounts receivable at December 31, 2001. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

10. Going Concern

     Since its inception, the Company has incurred significant losses and, as of December 31, 2001, had accumulated losses of $11,546,400. For the years ended December 31, 2001 and 2000, the Company's net losses were $828,600 and $382,700, respectively. In addition, the Company had negative working capital of $499,900 at December 31, 2001 and experienced negative cash flow from operations of $603,800 and $504,500, respectively, for the years ended December 31, 2001 and 2000. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

     During January 2002, the Company sold 2,316,667 shares of its common stock for $139,000. The funds invested have permitted the Company to continue in operation. However, Management of the Company believes that, to survive, it must obtain additional capital immediately both to fund continuing operating deficits and to fund investments needed to increase its operating revenues to levels that will sustain its operations. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without substantial immediate investment, it will be forced to cease operations early in the second quarter of 2002. Further, the Company requires investment to pay annuities, plus penalties, on certain patents, which will lapse during 2002 if not paid and to fund the ongoing arbitration with Euro-Nocopi, S.A. There are no assurances that, even if funding, for which the Company has no commitments and only limited prospects, is arranged, the Company will prevail in the arbitration.

     The Company's independent certified public accountants have included "going concern" explanatory paragraphs in their audit reports accompanying the 2001 and 2000 financial statements. These paragraphs state that the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.