Form 10QSB
period 2002-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2002-05-15
CIK 888981

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES ACT OF 1934.

                  For the quarterly period ended March 31, 2002.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2002: common stock, par value $.01 per share 41,438,908 shares.

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                                ------    -----

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION                                             PAGE

         Item 1.  Financial Statements

                           Statements of Operations                        1
                           Three Months ended March 31, 2002
                           and March 31, 2001

                           Balance Sheet                                   2
                           March 31, 2002

                           Statements of Cash Flows                        3
                           Three Months ended March 31, 2002
                           and March 31, 2001.

                           Notes to Financial Statements                4 - 6


         Item 2.  Management's Discussion and Analysis of              7 - 11
                  Financial Condition and Results of Operations


Part II.  OTHER INFORMATION                                                12

                           Signatures                                      13

                         PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                    Three Months ended March 31
                                                      2002              2001
                                                  ------------     ------------
Revenues
 Licenses, royalties and fees                     $    134,500     $    123,800
 Product and other sales                                67,400           50,400
                                                  ------------     ------------
                                                       201,900          174,200

Cost of sales
 Licenses, royalties and fees                           50,100           70,500
 Product and other sales                                48,200           27,000
                                                  ------------     ------------
                                                        98,300           97,500
                                                  ------------     ------------
   Gross profit                                        103,600           76,700

Operating expenses
 Research and development                               66,100           54,700
 Sales and marketing                                    78,500           64,600
 General and administrative                            183,700          201,300
                                                  ------------     ------------
                                                       328,300          320,600
                                                  ------------     ------------
   Loss from operations                               (224,700)        (243,900)

Other income (expenses)
 Interest income                                           100            1,900
 Bank charges                                             (700)            (300)
                                                  ------------     ------------
                                                          (600)           1,600
                                                  ------------     ------------
   Net loss                                       ($   225,300)    ($   242,300)
                                                  ============     ============

Basic and diluted loss per common share                  ($.01)           ($.01)


Weighted average common shares outstanding          41,438,908       35,123,009



   The accompanying notes are an integral part of these financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)

                                                                     March 31
                                                                        2002
                                                                   ------------
                                    Assets
Current assets
 Cash and cash equivalents                                         $     26,500
 Accounts receivable less allowances                                     38,500
 Prepaid and other                                                       25,900
                                                                   ------------
  Total current assets                                                   90,900

Fixed assets
 Leasehold improvements                                                  39,500
 Furniture, fixtures and equipment                                      476,200
                                                                   ------------
                                                                        515,700
 Less: accumulated depreciation                                         487,500
                                                                   ------------
                                                                         28,200
Other assets
 Investment in unconsolidated  affiliate - net                          110,600
                                                                   ------------
   Total assets                                                    $    229,700
                                                                   ============

                   Liabilities and Stockholders' Deficiency

Current liabilities
 Accounts payable                                                  $    300,500
 Accrued expenses                                                       312,800
 Deferred revenue                                                        59,300
                                                                   ------------
  Total current liabilities                                             672,600

Stockholders' deficiency
 Common stock, $.01 par value
  Authorized - 75,000,000 shares
  Issued and outstanding - 41,438,908  shares                           414,400
 Paid-in capital                                                     10,914,400
 Accumulated deficit                                                (11,771,700)
                                                                   ------------
                                                                       (442,900)
                                                                   ------------
   Total liabilities and stockholders' deficiency                  $    229,700
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)


                                                            Three Months ended March 31
                                                              2002                2001
                                                            ---------          ---------
Operating Activities
 Net loss                                                   ($225,300)         ($242,300)
 Adjustments to reconcile net loss to cash
  used in operating activities
  Depreciation                                                  4,500              9,000
  Allowance for doubtful accounts                                --                3,000
                                                            ---------          ---------
                                                             (220,800)          (230,300)

(Increase) decrease in assets
 Accounts receivable                                            1,100            (47,100)
 Prepaid and other                                             (3,200)            11,900
Increase (decrease) in liabilities
 Accounts payable and accrued expenses                        114,000             (5,200)
 Deferred revenue                                              (3,700)            17,500
                                                            ---------          ---------
                                                              108,200            (22,900)
                                                            ---------          ---------
  Cash used in operating activities                          (112,600)          (253,200)

Financing Activities
 Issuance of common stock, net                                139,000            311,000
                                                            ---------          ---------
  Cash provided by  financing activities                      139,000            311,000
                                                            ---------          ---------
  Increase  in cash and cash
   equivalents                                                 26,400             57,800
  Cash and cash equivalents - beginning of period                 100            186,900
                                                            ---------          ---------
  Cash and cash equivalents - end of period                 $  26,500          $ 244,700
                                                            =========          =========

   The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2001 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2001 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2002 may not be necessarily indicative of the operating results expected for the full year.

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

         Euro responded to the license termination by denying that the Company's action was permissible or effective, and by asserting a claim that, as a result of alleged breaches of the licensing agreement by the Company, it was entitled to a royalty-free license to exploit the Company's technologies in Europe.

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

Note 3. Stockholders' Deficiency

         During January 2002, the Company sold 2,316,667 shares of its common stock to investors, including affiliates of the Company, for $139,000. In May 2002, the Company sold 1,200,000 shares of its common stock to non-affiliated investors for $72,000.


Note 4. Going Concern

         Since its inception, the Company has incurred significant losses and, as of March 31, 2002, had accumulated losses of $11,771,700. For the years ended December 31, 2001 and 2000, the Company's net losses were $828,600 and $382,700, respectively. In addition, the Company had negative working capital of $581,700 at March 31, 2002. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

         In April 2002, the Company's Chairman of the Board and a non-affiliated stockholder provided demand loans totaling $57,500 to the Company for the purpose of continuing the arbitration proceedings with Euro-Nocopi, S.A. and enabling the Company to complete the audit of its 2001 financial statements and file its 2001 Annual Report with the SEC. The $72,000 received from investors in May enabled the Company to pay annuities totaling approximately $15,000 on certain patents that the Company believes vital to its business and provide a limited amount of working capital funding. Management of the Company believes that, to survive, it must obtain additional capital immediately to reduce the average age of its accounts payable and improve vendor relations, to fund continuing operating deficits and to fund investments needed to increase its operating revenues to levels that will sustain its operations. While the Company is actively seeking additional capital investment, there can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without substantial immediate investment, it will be forced to cease operations by late in the second quarter of 2002. Further, the Company requires investment to continue to pay annuities on additional patents as they come due during the balance of 2002 and to fund the ongoing arbitration with Euro-Nocopi, S.A. There are no assurances that, even if funding, for which the Company has no commitments and only limited prospects, is arranged, the Company will prevail in the arbitration. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

Item 2.               Management's Discussion and Analysis
                 of Financial Condition and Results of Operation

Forward-Looking Information

     The following Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with our audited Financial Statements and Notes thereto for the year ended December 31, 2001 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Results of Operations

     The Company's revenues are derived from royalties paid by licensees of the Company's technologies, fees for the provision of technical services to licensees and from the direct sale of products incorporating the Company's technologies, such as inks and pressure sensitive labels, and equipment used to support the application of the Company's technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by the Company's licensees in certain cases and additional royalties which typically vary with the licensee's sales or production of products incorporating the licensed technology. Service fee and sales revenues vary directly with the number of units of service or product provided.

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

     Revenues for the first quarter of 2002 were $201,900 compared to $174,200 in the first quarter of 2001, a 16% increase. Licenses, royalties and fees increased by $10,700, or 9%, in the first quarter of 2002 to $134,500 from $123,800 in the first quarter of 2001. The increase in licenses, royalties and fees is due primarily to revenues from a new license signed in the third quarter of 2001 and royalties derived in the first quarter of 2002 from the Company's European sales agent. Product sales were $67,400 in the first quarter of 2002 compared to $50,400 in the first quarter of 2001, an increase of $17,000 or 34%. The increase in product sales reflects higher level of sales of the Company's line of security papers in the first quarter of 2002 compared to the first quarter of 2001.

     The Company's gross profit increased to $103,600 in the first quarter of 2002 or 51% of revenues from $76,700 or 44% of revenues in the first quarter of 2000. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of manufactured products which may incorporate the Company's technologies or equipment used to support the application of its technologies. These items are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. The higher gross profit in absolute dollars and as a percentage of revenues in the first quarter of 2002 compared to the first quarter of 2001 results principally from an increase in the portion of revenues represented by licenses, royalties and fees. Additionally, in the first quarter of 2001 the Company incurred commissions under a long-standing license agreement with a partner/supplier. This license agreement terminated at the end of March 2001 and no further commissions were payable. The gross profit related to product and other sales decreased in absolute dollars in the first quarter of 2002 compared to the first quarter of 2001 as a result of higher expenditures both for paper purchased by the Company for resale and for the raw materials utilized in the production of Company's security inks.

     Research and development expenses were $66,100 in the first quarter of 2002 compared to $54,700 in the first quarter of 2001. The increase relates primarily to higher compensation expense, as the addition of an applications chemist was required in the second quarter of 2001 to support the Company's existing technologies.

     Sales and marketing expenses increased to $78,500 in the first quarter of 2002 from $64,600 in the first quarter of 2001. The increase reflects the hiring of a sales executive in the fourth quarter of 2001 offset in part by fees paid to sales agents and consultants in the first quarter of 2001 which were not incurred in the first quarter of 2002.

     General and administrative expenses decreased by $17,600 in the first quarter of 2002 to $183,700 from $201,300 in the first quarter of 2001. The decrease results principally from lower professional fees and consulting expenses incurred in the first quarter of 2002 compared to the first quarter of 2001 due to lower audit fees in the first quarter of 2002 compared to the first quarter of 2001 offset in part by higher legal fees related to the ongoing litigation and arbitration proceedings with the Company's former European exclusive licensee and the provision for fees related to the renewal of annuities, primarily in Europe, for certain patents. The Company's professional expenses were $96,500, or 48% of revenues, in the first quarter of 2002 compared to $111,500, or 64% of revenues, in the first quarter of 2001.

     Other income (expense) includes interest income on funds invested. The decline in interest income in the first quarter of 2002 compared to the first quarter of 2001 relates to lower levels of cash invested.

     The net loss declined to $225,300 in the first quarter of 2002 from $242,300 in the first quarter of 2000. The decrease in the first quarter net loss from the prior year period resulted primarily from increases in revenue and gross profit offset in part by higher levels of compensation expense related to technical and sales positions filled during 2001.

Plan of Operation, Liquidity and Capital Resources

     The Company's cash and cash equivalents increased to $26,500 at March 31, 2002 from $100 at December 31, 2001. During the first quarter of 2002, the Company sold 2,316,667 shares of its common stock to investors, including affiliates of the Company, for $139,000 and used $112,600 to fund operations over the three-month period.

      The loss of a number of customers during the past three years and the termination of the Company's exclusive European licensee in 2000 has had a material adverse effect on the Company's results of operations and upon its liquidity and capital resources. The Company believes that the conditions arising from these circumstances raise substantial doubts about the Company's ability to continue as a going concern. The receipt of funds in conjunction with the sale of 2,316,667 shares of the Company's common stock in January 2002 has permitted it to continue in operation through the end of the first quarter of 2002. In addition, the Company's increasing illiquidity has forced it to follow a policy of deferring payment to its vendors, even where such deferral has not been agreed to by the vendors. As a result, the Company's trade payables have increased to $300,500 at March 31, 2002 from $237,400 at December 31, 2001. Accordingly, the Company is currently in default of the payment terms extended by a significant number of its suppliers, professional service providers and other vendors.

      In April 2002, the Company received demand loans totaling $57,500 from its Chairman of the Board and a non-affiliated stockholder for the purpose of continuing the arbitration proceedings with Euro-Nocopi, S.A. and enabling the Company to complete the audit of its 2001 financial statements and file its 2001 Annual Report with the SEC. Proceeds from the sale of 1,200,000 shares of the Company's common stock in May 2002 for $72,000 enabled the Company to pay annuities totaling approximately $15,000 to keep in force certain patents that it feels vital for its business. Additionally, as part of a review of its patent portfolio, the Company elected to discontinue patent protection on patents it holds in certain jurisdictions where it believes the patent protection provides little economic value. It has been advised that patent and trademark maintenance fees approximating $3,000 will be due through September 2002. The Company has not yet made a decision on keeping any or all of these patents in force. Management of the Company believes that, to survive, it must obtain additional capital immediately to reduce its substantial obligations, fund continuing operating deficits and fund investment needed to increase its operating revenues to levels that will sustain its operations. The Company continues to actively seek such capital investment; however, if the Company fails to significantly increase its cash balances through further equity investment, for which it has no commitments and only very limited prospects, it will be forced to cease operations due to a lack of cash by late in the second quarter of 2002. There can be no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

Risk Factors

The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

Inability to Continue in Operation Without Immediate New Equity Investment. The Company had a negative working capital of $581,700 at March 31, 2002 and experienced negative cash flow from operations of $112,600 in the three months ended March 31, 2002. Additionally, it experienced negative cash flow from operations of $603,800 in the year ended December 31, 2001. Management does not believe the Company can significantly improve its negative cash flow in the near future. Since year-end 2001, the Company continued to experience negative cash flow and, at the present time is in need of immediate equity or other investment; otherwise, it will be forced to cease operations due to a lack of cash by late in the second quarter of 2002. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

Continuing Euro-Nocopi Litigation. The Company is currently expending sums representing a substantial portion of it revenues for professional fees and costs relating to legal disputes between the Company and its former affiliate, Euro-Nocopi, S.A. as described under the heading "Litigation" in the Company's Annual Report on Form 10-KSB. Management believes that successful resolution of the disputes between it and Euro-Nocopi is necessary for the Company to be able to license its technologies to European users and that the ability to license European users (including as part of worldwide license arrangements) is necessary for the viability of its business. The Company cannot continue to pay the costs of this dispute unless it can obtain substantial new capital investment, of which there can be no assurances, and the Company will not prevail in this dispute if it cannot continue to pay such costs. Even if the Company is able to continue its dispute with Euro-Nocopi through resolution, there can be no assurance that the resolution will be a successful one for the Company.

Possible Inability to Develop New Business. Even if the Company is able to raise cash through additional equity investment or otherwise, it must quickly improve its operating cash flow. Because the Company has already significantly reduced its operating expenses, Management believes that any significant improvement in the Company's cash flow must result from increases in its revenues from traditional sources and from new revenue sources. The Company's ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities. While the Company has, since mid-September of 2001, hired a new sales executive, initiated a dealer sales program, completed a licensing agreement for the use of its technologies in the gaming industry and renewed other licensing arrangements, there are no assurances that the resources the Company can devote to marketing and to research and development will be sufficient to increase the Company's revenues to levels resulting in positive cash flow.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities

         During January 2002, Registrant sold an aggregate of 2,316,667 shares of its common stock to investors, including affiliates of the Company, for $139,000, or $0.06 per share, in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in the transaction or received any commissions or other compensation. Proceeds of the sales were used to fund working capital requirements.

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

          (a) The Registrant filed the following Current Report on Form 8-K during the quarter ended March 31, 2002.

               March 26, 2002 - Changes in Registrant's Certifying Accountant

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NOCOPI TECHNOLOGIES, INC.

DATE:  May 15, 2002                    /s/ Michael A Feinstein, M.D.
                                       -----------------------------
                                       Michael A Feinstein, M.D.
                                       Chairman of the Board

DATE:  May 15, 2002                    /s/ Rudolph A. Lutterschmidt
                                       -----------------------------
                                       Rudolph A. Lutterschmidt
                                       Vice President & Chief Financial Officer