Form 10QSB
period 2002-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2002-08-19
CIK 888981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended June 30, 2002.

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2002: Common stock, par value $.01 per share:
42,638,908 shares.

Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                              ---    ---

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION                                         PAGE

  Item 1.   Financial Statements

            Statements of Operations                                    1
            Three Months and Six Months Ended
            June 30, 2002 and June 30, 2001


            Balance Sheet                                               2
            June 30, 2002


            Statements of Cash Flows                                    3
            Six Months Ended June 30, 2002
            and June 30, 2001


            Notes to Financial Statements                             4-7


  Item 2.   Management's Discussion and Analysis                     8-14
              of Financial Condition and Results of Operations


Part II.    OTHER INFORMATION                                       15-16


            Signatures                                                 17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                      Three Months ended June 30      Six Months ended June 30
                                         2002            2001            2002            2001
                                     ------------    ------------    ------------    ------------
Revenues
 Licenses, royalties and fees        $    103,900    $    114,500    $    238,400    $    238,300
 Product and other sales                   72,900          69,600         140,300         120,000
                                     ------------    ------------    ------------    ------------
                                          176,800         184,100         378,700         358,300

Cost of sales
 Licenses, royalties and fees              49,800          45,500          99,900         116,000
 Product and other sales                   45,600          31,400          93,800          58,400
                                     ------------    ------------    ------------    ------------
                                           95,400          76,900         193,700         174,400
                                     ------------    ------------    ------------    ------------
  Gross profit                             81,400         107,200         185,000         183,900

Operating expenses
 Research and development                  63,300          72,600         129,400         127,300
 Sales and marketing                       70,800          72,500         149,300         137,100
 General and administrative
  (exclusive                               51,500         103,600         161,200         243,400
  of legal expenses)
 Legal expenses                           140,300         122,800         214,300         184,300
                                     ------------    ------------    ------------    ------------
                                          325,900         371,500         654,200         692,100
                                     ------------    ------------    ------------    ------------
  Loss from operations                   (244,500)       (264,300)       (469,200)       (508,200)

Other income (expenses)
 Interest income                             --             1,200             100           3,100

 Interest expense and bank charges         (2,300)           (500)         (3,000)           (800)
                                     ------------    ------------    ------------    ------------
                                           (2,300)            700          (2,900)          2,300
                                     ------------    ------------    ------------    ------------
  Net loss                              ($246,800)      ($263,600)      ($472,100)      ($505,900)
                                     ============    ============    ============    ============

Basic and diluted loss per
  common share                              ($.01)          ($.01)          ($.01)          ($.01)


Weighted average common
 shares outstanding                    42,238,908      37,734,362      41,838,908      36,428,685

See notes to financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)

                                                                                   June 30
                                                                                    2002
                                                                                ------------
                                               Assets

 Current assets
  Cash and cash equivalents                                                           $6,300
  Accounts receivable less allowance                                                  82,100
  Prepaid and other                                                                   32,600
                                                                                -------------
   Total current assets                                                              121,000

 Fixed assets
  Leasehold improvements                                                              39,500
  Furniture, fixtures and equipment                                                  476,200
                                                                                -------------
                                                                                     515,700
  Less: accumulated depreciation                                                     492,000
                                                                                -------------
                                                                                      23,700

 Other assets
  Investment in and advances to unconsolidated affiliate, at cost                    110,600
                                                                                -------------
    Total assets                                                                    $255,300
                                                                                =============

                              Liabilities and Stockholders' Deficiency
 Current liabilities
  Demand loans                                                                      $129,500
  Accounts payable                                                                   371,100
  Accrued expenses                                                                   277,800
  Deferred revenue                                                                    94,600
                                                                                -------------
   Total current liabilities                                                         873,000

 Stockholders' deficiency
  Common stock, $.01 par value
   Authorized - 75,000,000 shares
   Issued and outstanding - 42,638,908 shares                                        426,400
  Paid-in capital                                                                 10,974,400
  Accumulated deficit                                                            (12,018,500)
                                                                                -------------
                                                                                    (617,700)
                                                                                -------------
    Total liabilities and stockholders' deficiency                                  $255,300
                                                                                =============

See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                            Six Months ended June 30
                                                             2002             2001
                                                          ---------         ---------
Operating Activities
 Net loss                                                 ($472,100)        ($505,900)
 Adjustments to reconcile net loss to
  cash from operating activities
  Depreciation                                                9,000            18,000
  Allowance for doubtful accounts, net                         --               1,700
                                                          ---------         ---------
                                                           (463,100)         (486,200)

(Increase) decrease in assets
 Accounts receivable                                        (42,500)           14,300
 Prepaid and other                                           (9,900)           (4,400)
Increase (decrease) in liabilities
 Accounts payable and accrued expenses                      149,600            48,200
 Deferred revenue                                            31,600            (1,600)
                                                          ---------         ---------
                                                            128,800            56,500
                                                          ---------         ---------
  Cash (used in) operating activities                      (334,300)         (429,700)

Financing Activities
 Issuance of common stock, net                              211,000           311,000
 Demand loans                                               129,500              --
                                                          ---------         ---------
  Cash provided by financing activities                     340,500           311,000
                                                          ---------         ---------
  Increase (decrease) in cash and cash equivalents            6,200          (118,700)
Cash and cash equivalents - beginning of period                 100           186,900
                                                          ---------         ---------
Cash and cash equivalents - end of period                 $   6,300         $  68,200
                                                          =========         =========


See notes to financial statements.

                           NOCOPI TECHNOLOGIES, INC.

                                            NOTES TO FINANCIAL STATEMENTS
                                                     (UNAUDITED)

Note 1.  Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2001 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2001 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2002 may not be necessarily indicative of the operating results expected for the full year.

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

         Following the termination of the transaction negotiations, the Company was informed by Euro that its shareholders had adopted resolutions for Euro to liquidate and dissolve. In mid-December 2000, the Company terminated its license agreement with Euro based on its dissolution and discontinued the provision of support (including the sale of proprietary inks) to Euro and certain of its customers. As a result of the license termination the technological dependency of Euro on the Company ceased and the Company was no longer permitted to account for its investment in Euro on the equity method. Accordingly, the Company, effective October 1, 2000, changed its method of accounting for its investment in Euro to the cost method and recorded the carrying value at that date as the cost of its investment.

         Euro responded to the license termination by denying that the Company's action was permissible or effective, and by asserting a claim that, as a result of alleged breaches of the licensing agreement by the Company, it was entitled to terminate the license and receive instead a royalty-free license to exploit the Company's technologies in Europe in perpetuity.

         Promptly thereafter, Euro commenced an action before a court in Paris, France in which it sought the entry of an order, in the nature of a preliminary injunction, to compel the Company to honor its license pending judicial or arbitral resolution of the dispute between the parties under the license agreement. In the French litigation, Euro did not seek an adjudication on the merits of the underlying dispute. Certain shareholders of Euro subsequently joined in the proceedings commenced by Euro.

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

         In March 2001, Euro commenced an arbitration proceeding before the American Arbitration Association in New York, NY against the Company. In this proceeding, Euro has not asserted a claim for damages but has asserted a claim for an award in the nature of a declaratory judgment to the effect that, because the Company has (allegedly) breached the license agreement, Euro is entitled to a perpetual royalty-free license to exploit the Company's technologies in Europe. The Company has filed a response denying that Euro is entitled to the relief requested, asserting that it has validly terminated Euro's license agreement, and seeking damages for Euro's breaches of the licensing agreement and its continuing use of the licensed technologies. The arbitration currently is scheduled to be heard by the arbitrators in late October 2002.

         In March 2001 certain shareholders of Euro filed suit in a French court against certain current and former officers and directors of the Company and against a licensee of the Company. The Company is not named as a defendant in the suit. The suit seeks damages in excess of $7 million from the defendants for various alleged acts of oppression, self-dealing and fraud in connection with the organization and capitalization of Euro, the management of that company and the Company's management of its relationship with that company. The defendants have denied any liability to the plaintiffs and have sought indemnification from the Company in connection with the lawsuit. The Company has advanced certain costs of defense for the benefit of its current and former directors and officers named as defendants. The Company believes that its Directors and Officers Insurance carrier may provide reimbursement of certain expenditures for legal fees (above the policy deductible) in accordance with the terms of the insurance policy.

Note 3.  Demand Loans

         During the second quarter of 2002 the Company received unsecured loans from three individuals, including $27,500 from the Company's Chairman of the Board, totaling $129,500. The loans bear interest at seven per cent per year and are payable on demand. Subsequent to the end of the second quarter of 2002, an additional $7,400 demand loan was received from the Company's Chairman of the Board. The loans were used to finance the Company's working capital requirements.

Note 4.  Common Stock

         During January 2002, the Company sold 2,316,667 shares of its common stock to investors, including affiliates of the Company, for $139,000. In May 2002, the Company sold 1,200,000 shares of its common stock to non-affiliated investors for $72,000. One of the individuals who invested in May 2002 was later appointed to the Company's Board of Directors in late May 2002.

Note 5.  Going Concern

         Since its inception, the Company has incurred significant losses and, as of June 30, 2002, had accumulated losses of $12,018,500. For the year ended December 31, 2001 and the six-month period ended June 30, 2002, the Company's net losses were $828,600 and $472,100, respectively. The Company had negative working capital of $752,000 at June 30, 2002. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

         The Company has been able to continue in operation during the second quarter of 2002 and the early part of the third quarter of 2002 through the proceeds from the sales in May 2002 of a total of 1,200,000 shares of the Company's common stock for $72,000 and its receipt of demand loans of $129,500 received in the second quarter of 2002 and a further $7,400 received in July and August 2002. Management of the Company believes that, to survive, it must obtain additional capital in the very near term to reduce the average age of its accounts payable and improve vendor relations, to fund continuing operating deficits, to fund investments needed to increase its operating revenues to levels that will sustain its operations, to pursue arbitration of its dispute with Euro and to continue to maintain its patents covering its technologies. While the Company is actively seeking additional capital investment, there can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without substantial investment in the very near term, it will be forced to cease operations during the third quarter of 2002. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional capital before it is forced to cease operations.

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Forward-Looking Information

     The following Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with our audited Financial Statements and Notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     The information in this discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include those described in "Uncertainties That May Affect the Company, its Operating Results and Stock Price." The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

Results of Operations

     The Company's revenues are derived from royalties paid by licensees of the Company's technologies, fees for the provision of technical services to licensees and from the sale of products and supplies incorporating the Company's technologies, such as inks and pressure sensitive labels, and equipment used to support the application of the Company's technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by the Company's licensees in certain cases and additional royalties, which typically vary with the licensee's sales or production of products incorporating the licensed technology. Service fee and sales revenues vary directly with the number of units of service or product provided.

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

     Revenues for the second quarter of 2002 were $176,800 compared to $184,100 in the second quarter of 2001, a 4% decline. Licenses, royalties and fees declined by $10,600, or 9%, to $103,900 in the second quarter of 2002 from $114,500 in the second quarter of 2001. The reduction in licenses, royalties and fees is due primarily to the termination during the second quarter of 2002 of a license arrangement with the Company's largest customer offset in part by license and royalty revenues received from two licensees. Product sales were $72,900 in the second quarter of 2002 compared to $69,600 in the second quarter of 2001, a 5% increase due primarily to higher sales of the Company security inks. For the first six months of 2002, revenues were $378,700, 6% higher than revenues of $358,300 in the first six months of 2002. Licenses, royalties and fees of $238,400 in the first half of 2002 approximated the $238,300 in the first half of 2001 as license fees and royalties from new licensees offset those lost from terminated or discontinued license arrangements. Product sales were $140,300 in the first half of 2002 compared to $120,000 in the first half of 2001. The increase in product sales reflects higher level of sales of the Company's line of security papers and inks in the first half of 2002 compared to the first half of 2001.

     The Company's gross profit declined to $81,400 in the second quarter of 2002 or 46% of revenues from $107,200 or 58% of revenues in the second quarter of 2001. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. The lower gross profit in the second quarter of 2002 compared to the second quarter of 2001 results principally from (i) a decrease in revenues represented by licenses, royalties and fees, (ii) higher costs of production of the ink products used by licensees and (iii) higher expenditures for paper purchased by the Company for resale.

     For the first six months of 2002, the gross profit was $185,000, or 49% of revenues compared to $183,900, or 51% of revenues, in the first half of 2001. The decline in the percentage of revenues represented by gross profit in the first half of 2002 compared to the first half of 2001 resulted from a modest increase in the percentage of overall revenues resulting from product sales..

     Research and development expenses decreased to $63,300 in the second quarter of 2002 from $72,600 in the second quarter of 2001. In the second quarter of 2001 the Company incurred certain non-recurring costs in the recruitment of an applications chemist hired during the quarter. For the first six months of 2002, research and development expenses were $129,400 compared to $127,300 in the first half of 2001.

     Sales and marketing expenses were $70,800 in the second quarter of 2002 compared to $72,500 in the second quarter of 2001. For the first six months of 2002, sales and marketing expenses were $149,300 compared to $137,100 in the first six months of 2001. The increase in 2002 reflects increased expenses resulting from the hiring of a sales executive in the fourth quarter of 2001 offset during the second quarter by decreases in the fees paid to sales agents and consultants in the second quarter and first half of 2001.

     General and administrative expenses (exclusive of legal expense) decreased to $51,500 and $161,200, respectively, in the second quarter and first half of 2002 from $103,600 and $243,400, in the second quarter and first half of 2001 as the Company was forced to strictly limit its expenditures to conserve its cash resources. The decline in both the second quarter and first half of 2002 compared to the second quarter and first half of 2001 relates to lower audit fees, consulting fees costs involved in the acquisition of new patents and the maintenance of existing patents in 2002 compared to 2001.

     Legal expenses increased to $140,300 and $214,300, respectively, in the second quarter and first half of 2002 from $122,800 and $184,300 in the second quarter and first half of 2001. Significant legal expenses have been incurred since early 2001 as a result of the arbitration proceedings and other litigation in both the United States and France between the Company and Euro-Nocopi, S.A., its former European licensee. The increase in 2002 compared to 2001 results primarily from higher arbitration related expenses as the arbitration proceedings accelerate during the year. The arbitration currently is scheduled to be heard by the arbitrators in late October 2002.

     Other income (expense) includes interest income on funds invested and, in 2002, interest expense on the Demand Loans. The decline in interest income in the second quarter and first half of 2002 compared to the second quarter and first half of 2001 relates to lower levels of cash invested.

     The net loss declined to $246,800 in the second quarter of 2002 from $263,600 in the second quarter of 2001 and to $472,100 in the first half of 2002 from $505,900 in the first half of 2001. The decrease in the second quarter and first half net loss in 2002 from the prior year period resulted primarily from reductions in overhead expenses for both the second quarter and first half offset in part by a lower gross margin in the second quarter of 2002 compared to the second quarter of 2001.

Plan of Operation, Liquidity and Capital Resources

      The Company's cash and cash equivalents increased to $6,300 at June 30, 2002 from $100 at December 31, 2001. During the first half of 2002, the Company sold 3,516,667 shares of its common stock to investors, including affiliates of the Company, for $211,000, received loans of $129,500 from three individuals, including $27,500 from the Chairman of the Board of the Company, in exchange for Demand Loans and used $334,300 to fund operations.

      The loss of a number of customers during the past three years and the termination of the license agreement with Euro-Nocopi, S.A. in 2000 have had a material adverse effect on the Company's revenues and results of operations and upon its liquidity and capital resources. The Company believes that the conditions arising from these circumstances raise substantial doubts about the Company's ability to continue as a going concern. The receipt of funds from stock sales and demand loans has permitted it to continue in operation through the end of the second quarter of 2002 and to the current time. In addition, the Company's increasing illiquidity has forced it to follow a policy of deferring payment to its vendors, even where such deferral has not been agreed to by the vendors. As a result, the Company's trade payables have increased to $371,100 at June 30, 2002 from $237,400 at December 31, 2001. Accordingly, the Company is currently in default of the payment terms extended by a significant number of its suppliers, professional service providers and other vendors, some of which have suspended providing products and services to the Company.

      Subsequent to the end of the second quarter of 2002, the Company received $7,400 in additional loans from the Company's Chairman of the Board to allow it to meet certain obligations, including payroll. During the second quarter of 2002, as part of a review of its patent portfolio, the Company discontinued patent protection on patents it holds in certain jurisdictions where it believed that the benefits of patent protection were outweighed by continuing maintenance costs (in view of the Company's extremely limited resources). It has been advised that patent and trademark maintenance fees approximating $3,000 will be due through September 2002. The Company has not yet made a decision on keeping any or all of these patents in force.

      Management of the Company believes that, to survive, it must obtain additional capital in the very near term to reduce its substantial obligations and to improve its relations with its vendors, to fund continuing operating deficits and to fund investment needed to increase its operating revenues to levels that will sustain its operations. The Company continues to actively seek such capital investment; however, if the Company fails to significantly increase its cash balances through further capital investment, for which it has no commitments and only very limited prospects, it will be forced to cease operations due to a lack of cash during the third quarter of 2002. There can be no assurances that the Company will be able to secure additional capital investment before it is forced to cease operations.

Uncertainties That May Affect the Company, its Operating Results and Stock Price

     The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

Inability to Continue in Operation Without Immediate New Capital Investment. The Company had a negative working capital of $752,000 at June 30, 2002 and experienced negative cash flow from operations of $334,300 in the six months ended June 30, 2002 and $603,800 in the year ended December 31, 2001. The Company currently has insufficient cash to conduct its business operations in the ordinary course without substantial regard for the effect of a contemplated activity or transaction on its liquidity. Cash received from the sale of common stock and the issuance of demand loans have allowed the Company to continue in operations to the current date but have not been sufficient to offset the Company's ongoing cash deficits resulting in the continuing deterioration of the Company's financial condition. Management does not believe the Company can significantly improve its negative cash flow in the near future. If it does not obtain substantial capital investment in the very near term, it will be forced to cease operations due to a lack of cash during the third quarter of 2002. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional capital investment before it is forced to cease operations.

Continuing Euro-Nocopi Litigation. The Company is currently expending sums representing a substantial portion of it revenues for professional fees and costs relating to legal disputes between the Company and its former affiliate, Euro-Nocopi, S.A. as described under the heading "Litigation" in the Company's Annual Report on Form 10-KSB. Management believes that successful resolution of the disputes between it and Euro-Nocopi is necessary for the Company to be able to license its technologies to European users and that the ability to license European users (including as part of worldwide license arrangements) is necessary for the viability of its business. If Euro-Nocopi succeeds in asserting its rights to a paid-up European license, it will be entitled to license European end users of the Company's technologies with no payment of license fees (by Euro-Nocopi or such users) to the Company, and the Company will not be entitled to grant licenses or collect license fees from European users or to grant worldwide licenses. The Company cannot continue to pay the costs of this dispute unless it can obtain substantial new capital investment, of which there can be no assurances, and the Company will not prevail in this dispute if it cannot continue to pay such costs. Even if the Company is able to continue its dispute with Euro-Nocopi through resolution, there can be no assurance that the resolution will be a successful one for the Company.

Possible Inability to Develop New Business. Even if the Company is able to raise cash through additional equity investment or otherwise, it must improve its operating cash flow. Because the Company cannot further reduce its operating expenses in the near term future, Management believes that any significant improvement in the Company's cash flow must result from increases in its revenues from traditional sources and from new revenue sources. The Company's ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities. While the Company has, with its limited resources, in the past year modestly expanded its sales activities, resulting in two new license agreements, the renewal of others and initiated a dealer sales program to market its security papers, Management believes that substantial additional investment in its sales and marketing efforts will be required to generate revenue increases. There are no assurances that the resources the Company can devote to marketing and to research and development will be sufficient or that the Company, even with additional investment, will attract sufficient new business to increase the Company's revenues to levels resulting in positive cash flow.

Inability to Obtain Raw Materials and Products for Resale. The Company's adverse financial condition has required it to significantly defer payments due vendors who supply raw materials and other components of the Company's security inks, security paper that the Company purchases for resale and professional and other services. As a result, the Company is on credit hold with certain of its suppliers and is required to pay cash in advance of shipment to others. Delays in shipments to customers caused by the Company's inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue to supply the Company with needed products could impact the Company's ability to service its customers and adversely affect its customer and licensee relationships. Management of the Company believes that, without significant capital investment in the very near term, the Company will not be able to maintain acceptable relationships with its vendors and professional service providers. There are no assurances that the Company will be able to secure sufficient capital investment to maintain its vendor accounts on satisfactory terms.

Uneven Pattern of Quarterly and Annual Operating Results. The Company's revenues, which are derived primarily from licensing and royalties, are difficult to forecast due to the long sales cycle of the Company's technologies, the potential for customer delay or deferral of utilizing the Company's technologies, the size and timing of inception of individual license agreements, the success of the Company's licensees and strategic partners in exploiting the market for licensed products, modifications of customer budgets, and uneven patterns of royalty revenue and product orders. Because the Company's revenue base is not substantial, such delays from one or a small group of customers can have a material adverse effect on the Company's quarterly and annual revenues and, as the Company's operating expenses are substantially fixed, on quarterly and annual operating results.

Volatility of Stock Price. The market price for the Company's common stock has historically experienced significant fluctuations. The Company has, since its inception, operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company's common stock is not listed on a national or regional securities exchange and, consequently, the Company receives limited publicity regarding its business achievements and prospects, and securities analysts and traders do not extensively follow it. These factors may result in the company continuing to experience significant fluctuations in the price of its stock which are not necessarily related to its operating performance.

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. It also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, the Company's technologies could possibly be compromised through reverse engineering or other means. In addition, the Company's ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by the Company's adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on the Company's rights. The Company's adverse liquidity situation has also impacted its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company's customer and licensee relationships could be adversely affected and the value of the Company's technologies and intellectual property (including their value upon a liquidation of the Company) could be substantially diminished.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable


Item 2.  Changes in Securities

         During May 2002, Registrant sold an aggregate of 1,200,000 shares of its Common Stock, par value $.01 per share, to six individual investors (who were acquainted with members of Registrant's Board of Directors) for $72,000, or $.06 per share, in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in the transactions or received any commissions or other compensation. Proceeds of the sales were used to fund working capital requirements.

Item 3.  Defaults Upon Senior Securities

                  Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

                  Not Applicable


Item 5.  Other Information

                  Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             99.1. Certificate of Chief Executive Officer and Chief Financial
                   Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             The Registrant filed the following Current Reports on Forms 8-K and 8-K/A during the quarter ended June 30, 2002.

             April 3, 2002 - Changes in Registrant's Certifying Accountant

             April 18, 2002 - Press Release dated April 18, 2002

             June 17, 2002 - Press Release dated June 17, 2002

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NOCOPI TECHNOLOGIES, INC.

DATE:  August 19, 2002                 /s/ Michael A Feinstein, M.D.
                                       -----------------------------
                                       Michael A Feinstein, M.D.
                                       Chairman of the Board

DATE: August 19, 2002                  /s/ Rudolph A. Lutterschmidt
                                       ----------------------------
                                       Rudolph A. Lutterschmidt
                                       Vice President & Chief Financial Officer