Form 10QSB
period 2002-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2002-11-14
CIK 888981

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from _________________ to ______________

                         Commission file number 0-20333

                            NOCOPI TECHNOLOGIES, INC.
                      --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

             MARYLAND                                    87-0406496
   -----------------------------              --------------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2002: Common stock, par value $.01 per share: 42,638,908 shares.

Transitional Small Business Disclosure Format (check one): Yes ____  No __X__

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION                                               PAGE

      Item 1.   Financial Statements

                Statements of Operations                                       1
                Three Months and Nine Months Ended
                September 30, 2002 and September 30, 2001


                Balance Sheet                                                  2
                September 30, 2002


                Statements of Cash Flows                                       3
                Nine Months Ended September 30, 2002
                and September 30, 2001


                Notes to Financial Statements                                4-6


      Item 2.   Management's Discussion and Analysis                        7-14
                of Financial Condition and Results of Operations


Part II.    OTHER INFORMATION                                                 15


           Signatures                                                         16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                        Three Months ended                       Nine Months ended
                                                            September 30                            September 30
                                                       2002              2001                 2002               2001
                                                     ---------         ---------            ---------          ---------
Revenues
 Licenses, royalties and fees                         $ 95,300          $132,200             $333,700           $370,500
 Product and other sales                               107,200            84,200              247,500            204,200
                                                     ---------         ---------            ---------          ---------
                                                       202,500           216,400              581,200            574,700

Cost of sales
 Licenses, royalties and fees                           46,000            58,100              145,900            174,100
 Product and other sales                                51,700            49,000              145,500            107,400
                                                     ---------         ---------            ---------          ---------
                                                        97,700           107,100              291,400            281,500
                                                     ---------         ---------            ---------          ---------
  Gross profit                                         104,800           109,300              289,800            293,200

Operating expenses
 Research and development                               63,000            64,100              192,400            191,400
 Sales and marketing                                    62,600            44,100              211,900            181,200
 General and administrative (exclusive of
  legal expenses)                                       57,800            93,800              219,000            337,200
 Legal expenses                                        102,900           114,000              317,200            298,300
                                                     ---------         ---------            ---------          ---------
                                                       286,300           316,000              940,500          1,008,100
                                                     ---------         ---------            ---------          ---------
  Loss from operations                                (181,500)         (206,700)            (650,700)          (714,900)

Other income (expenses)
 Interest income                                             -               200                  100              3,300
 Interest and bank charges                              (3,100)             (400)              (6,100)            (1,200)
                                                     ---------         ---------            ---------          ---------
                                                        (3,100)             (200)               6,000              2,100
                                                     ---------         ---------            ---------          ---------
  Net loss                                           ($184,600)        ($206,900)           ($656,700)         ($712,800)
                                                     =========         =========            =========          =========

Basic and diluted loss per
 common share                                            ($.00)            ($.01)               ($.02)             ($.02)

Weighted average common
 shares outstanding                                 42,638,908        38,188,907           42,105,575         37,015,426

See accompanying notes to financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)

                                                                                September 30
                                                                                    2002
                                                                                ------------
                                          Assets

 Current assets
  Cash and cash equivalents                                                          $57,300
  Accounts receivable, less allowance                                                 55,200
  Prepaid and other                                                                   24,200
                                                                                ------------
   Total current assets                                                              136,700

 Fixed assets
  Leasehold improvements                                                              39,500
  Furniture, fixtures and equipment                                                  476,200
                                                                                ------------
                                                                                     515,700
  Less: accumulated depreciation                                                     496,500
                                                                                ------------
                                                                                      19,200

 Other assets
  Investment in and advances to unconsolidated affiliate, at cost                    110,600
                                                                                ------------
    Total assets                                                                    $266,500
                                                                                ============

                         Liabilities and Stockholders' Deficiency
 Current liabilities
  Demand loans                                                                     $ 160,400
  Accounts payable                                                                   522,900
  Accrued expenses                                                                   284,800
  Deferred revenue                                                                   100,700
                                                                                ------------
   Total current liabilities                                                       1,068,800

 Stockholders' deficiency
  Common stock, $.01 par value
   Authorized - 75,000,000 shares
   Issued and outstanding - 42,638,908 shares                                        426,400
  Paid-in capital                                                                 10,974,400
  Accumulated deficit                                                            (12,203,100)
                                                                                ------------
                                                                                    (802,300)
                                                                                ------------
    Total liabilities and stockholders' deficiency                                  $266,500
                                                                                ============

See accompanying notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                 Nine Months ended September 30
                                                                  2002                    2001
                                                                --------                ---------
 Operating Activities
  Net loss                                                     ($656,700)               ($712,800)
  Adjustments to reconcile net loss to
   cash from operating activities
  Depreciation                                                    13,500                   27,000
  Allowance for doubtful accounts, net                                 -                    1,700
                                                                --------                ---------
                                                                (643,200)                (684,100)

 (Increase) decrease in assets
  Accounts receivable                                            (15,600)                  (8,600)
  Prepaid and other                                               (1,500)                   8,500
 Increase (decrease) in liabilities
  Accounts payable and accrued expenses                          308,400                  148,500
  Deferred revenue                                                37,700                   22,700
                                                                --------                ---------
                                                                 329,000                  171,100
                                                                --------                ---------
   Net cash (used in) operating activities                      (314,200)                (513,000)

 Financing Activities
 Issuance of common stock, net                                   211,000                  361,000
 Demand loans                                                    160,400                        -
                                                                --------                ---------
   Net cash provided by financing activities                     371,400                  361,000
                                                                --------                ---------
   Increase (decrease) in cash and cash equivalents               57,200                 (152,000)
 Cash and cash equivalents at beginning of year                      100                  186,900
                                                                --------                ---------
 Cash and cash equivalents at end of period                     $ 57,300                $  34,900
                                                                ========                =========

See accompanying notes to financial statements.

                            NOCOPI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1. Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2001 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2001 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2002 may not be necessarily indicative of the operating results expected for the full year.

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

         In March 2001, Euro commenced an arbitration proceeding before the American Arbitration Association in New York, NY against the Company. In this proceeding, Euro has not asserted a claim for damages but has asserted a claim for an award in the nature of a declaratory judgment to the effect that, because the Company has (allegedly) breached the license agreement, Euro is entitled to a perpetual royalty-free license to exploit the Company's technologies in Europe. The Company has filed a response denying that Euro is entitled to the relief requested, asserting that it has validly terminated Euro's license agreement, and seeking damages for Euro's breaches of the licensing agreement and its continuing use of the licensed technologies. The arbitration, previously scheduled to be heard by the arbitrators late October 2002, has been postponed to December 2002.

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

Note 3. Demand Loans

         During the first nine months of 2002 the Company received unsecured loans from three individuals, including $48,400 from the Company's Chairman of the Board, totaling $160,400. The loans bear interest at seven per cent per year and are payable on demand. The loans were used to finance the Company's working capital requirements.

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

         In mid-November, 2002, the Company entered into a subscription agreement with a partnership composed of Michael Solomon, a director of the Company, and three other persons pursuant to which the partnership agreed to acquire, in return for a subscription payment of $200,000, a total of 3,333,333 shares of the Company's common stock, together with warrants to purchase an additional 40,000,000 shares of common stock in the aggregate at exercise prices ranging from $0.10 to $0.25 per share, during various periods through year-end 2003 through year-end 2006, subject to partial rollover and extension. The warrants are subject to the negotiation and agreement of the Company and the investors on the definitive terms thereof and also to the approval by the Company's common stockholders of an amendment to the Company's charter to increase its authorized capital to a number of shares sufficient to permit exercise of the warrants. This transaction was approved by the Company's board of directors with Mr. Solomon abstaining. The Company expects to receive the partnership's $200,000 subscription payment within approximately one week.

Note 5. Going Concern

         Since its inception, the Company has incurred significant losses and, as of September 30, 2002, had accumulated losses of $12,203,100. For the year ended December 31, 2001 and the nine-month period ended September 30, 2002, the Company's net losses were $828,600 and $656,700, respectively. The Company had negative working capital of $932,100 at September 30, 2002. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

         The Company has been able to continue in operation during the third quarter and the early part of the fourth quarter of 2002 through its receipt of additional demand loans of $30,900, including $20,900 from the Company's Chairman of the Board, in the third quarter and advance license fee payments totaling $95,000 received during the third quarter and the early part of the fourth quarter of 2002 from two licensees, one of whom is an owner of the Company's common stock. The Company expects to receive during the next week an investment of $200,000 from a partnership including an individual who is a director of the Company for common stock and stock purchase warrants as described in Note 4 above. Management of the Company believes that, to survive, it must obtain additional capital in the very near term to reduce the average age of its accounts payable and improve vendor relations, to fund continuing operating deficits, to fund investments needed to increase its operating revenues to levels that will sustain its operations, to pursue arbitration of its dispute with Euro and to continue to maintain its patents covering its technologies. While the Company is actively seeking additional capital investment, there can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without substantial cash infusions in the very near term, it will be forced to cease operations by early 2003. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional capital before it is forced to cease operations.

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

     Revenues for the third quarter of 2002 were $202,500 compared to $216,400 in the third quarter of 2001, a 6% decline. Licenses, royalties and fees declined by $36,900, or 28%, to $95,300 in the third quarter of 2002 from $132,200 in the third quarter of 2001. The reduction in licenses, royalties and fees is due primarily to the termination during the first nine months of 2002 of license arrangements with three licensees, including Company's largest customer, offset in part by license and royalty revenues received from two new licensees acquired during 2002. Product sales were $107,200 in the third quarter of 2002 compared to $84,200 in the third quarter of 2001, a 27% increase due primarily to higher sales of the Company security inks. For the first nine months of 2002, revenues were $581,200, 1% higher than revenues of $574,700 in the first nine months of 2001. Licenses, royalties and fees of $333,700 in the first nine months of 2002 declined by $36,800, or 10%, from $370,500 in the first nine months of 2001 as license fees and royalties from new licensees did not offset those lost from terminated or discontinued license arrangements. Product sales were $247,500 in the first nine months of 2002 compared to $204,200 in the first nine months 2001, an increase of 21%. The increase in product sales reflects higher level of sales of the Company's line of security papers and inks in the first nine months of 2002 compared to the first nine months of 2001.

     The Company's gross profit declined to $104,800 in the third quarter of 2002 or 52% of revenues from $109,300 or 51% of revenues in the third quarter of 2001. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. However, the third quarter 2002 gross profit and gross profit percentage from licenses, royalties and fees was negatively impacted by the decline in these revenues. The slightly lower gross profit in absolute dollars in the third quarter of 2002 compared to the third quarter of 2001 results principally from a decrease in revenues represented by licenses, royalties and fees and higher expenditures for paper purchased by the Company for resale offset in part by lower ink production costs.

     For the first nine months of 2002, the gross profit was $289,800, or 50% of revenues compared to $293,200, or 51% of revenues, in the first nine months of 2001. The modest decline in the percentage of revenues represented by gross profit in the first nine months of 2002 compared to the first nine months of 2001 resulted from an increase in the percentage of overall revenues resulting from product sales offset by the decline in the percentage of revenues from licenses, royalties and fees.

     Research and development expenses of $63,000 and $192,400 in the third quarter and first nine months of 2002, respectively, approximated the $64,100 and $191,400 incurred in the comparable periods of 2001.

     Sales and marketing expenses were $62,600 in the third quarter of 2002 compared to $44,100 in the third quarter of 2001. For the first nine months of 2002, sales and marketing expenses were $211,900 compared to $181,200 in the first nine months of 2001. The increase in 2002 reflects increased expenses resulting from the hiring of a sales executive in the fourth quarter of 2001 offset in part by decreases in the fees paid to sales agents and consultants in the third quarter and first nine months of 2001.

     General and administrative expenses (exclusive of legal expenses) decreased to $57,800 and $219,000, respectively, in the third quarter and first nine months of 2002 from $93,800 and $337,200, in the third quarter and first nine months of 2001 as the Company was forced to strictly limit its expenditures to conserve its cash resources. The decline in both the third quarter and first nine months of 2002 compared to the third quarter and first nine months of 2001 relates to lower audit fees, consulting fees and costs involved in the acquisition of new patents and the maintenance of existing patents in 2002 compared to 2001.
     .
     Legal expenses were $102,900 and $317,200, respectively, in third quarter and first nine months of 2002 compared to $114,000 and $298,300 in the third quarter and first nine months of 2001. Significant legal expenses have been incurred since early 2001 as a result of the arbitration proceedings and other litigation in both the United States and France between the Company and Euro-Nocopi, S.A., its former European licensee. The modestly lower fees in the third quarter of 2002 compared to the third quarter of 2001 relates principally to lower activity in the litigation activities in France during the third quarter of 2002. The increase in the first nine months of 2002 compared to the first nine months of 2001 results primarily from higher arbitration related expenses as the arbitration proceedings accelerate during the year. The arbitration currently is scheduled to be heard by the arbitrators in December 2002.

     Other income (expense) includes interest income on funds invested and, in 2002, interest expense on the Demand Loans. The decline in interest income in the third quarter and first nine months of 2002 compared to the third quarter and first nine months of 2001 relates to lower levels of cash invested.

     The net loss declined to $184,600 in the third quarter of 2002 from $206,900 in the third quarter of 2001 and to $656,700 in the first nine months 2002 from $712,800 in the first nine months of 2001. The decrease in the third quarter and first nine months net loss in 2002 from the prior year period resulted primarily from reductions in overhead expenses for both the third quarter and first nine months of 2002.

Plan of Operation, Liquidity and Capital Resources

      The Company's cash and cash equivalents increased to $57,300 at September 30, 2002 from $100 at December 31, 2001. During the first nine months of 2002, the Company sold 3,516,667 shares of its common stock to investors, including affiliates of the Company, for $211,000, received loans of $160,400 from three individuals, including $48,400 from the Chairman of the Board of the Company and used $314,200 to fund operations.

      The loss of a number of customers during the past three years and the termination of the license agreement with Euro-Nocopi, S.A. in 2000 have had a material adverse effect on the Company's revenues and results of operations and upon its liquidity and capital resources. The Company believes that the conditions arising from these circumstances raise substantial doubts about the Company's ability to continue as a going concern. The receipt of funds from stock sales and demand loans has permitted it to continue in operation through the end of the third quarter of 2002 and to the current time. In addition, the Company's increasing illiquidity has forced it to follow a policy of deferring payment to its vendors, even where such deferral has not been agreed to by the vendors. As a result, the Company's trade payables have increased to $522,900 at September 30, 2002 from $237,400 at December 31, 2001. Accordingly, the Company is currently in default of the payment terms extended by a significant number of its suppliers, professional service providers and other vendors, some of which have suspended providing products and services to the Company.

      During 2002, as part of a review of its patent portfolio, the Company discontinued patent protection on patents it holds in certain jurisdictions where it believed that the benefits of patent protection were outweighed by continuing maintenance costs (in view of the Company's extremely limited resources). Patent and trademark maintenance fees of $2,300 were paid during the third quarter to keep expiring patents in force. It has been advised that no patent and trademark maintenance fees are due during the fourth quarter of 2002.

      The Company expects to receive during the next week an investment of $200,000 from a partnership including an individual who a director of the Company for common stock and stock purchase warrants as described in Note 4 to the interim, unaudited financial statements included herein. Management of the Company believes that, to survive, it must obtain additional capital in the very near term to reduce its substantial obligations and to improve its relations with its vendors, to fund continuing operating deficits and to fund investment needed to increase its operating revenues to levels that will sustain its operations. The Company continues to actively seek such capital investment; however, if the Company fails to significantly increase its cash balances through further capital investment or otherwise, for which it has no commitments and only very limited prospects, it will be forced to cease operations due to a lack of cash by early 2003. There can be no assurances that the Company will be able to secure additional capital investment before it is forced to cease operations.

Uncertainties That May Affect the Company, its Operating Results and Stock Price

     The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

Inability to Continue in Operation Without Immediate New Capital Investment. The Company had a negative working capital of $932,100 at September 30, 2002 and experienced negative cash flow from operations of $314,200 in the nine months ended September 30, 2002 and $603,800 in the year ended December 31, 2001. The Company currently has insufficient cash to conduct its business operations in the ordinary course without substantial regard for the effect of a contemplated activity or transaction on its liquidity. Cash received from the sale of common stock and the issuance of demand loans have allowed the Company to continue in operation to the current date but have not been sufficient to offset the Company's ongoing cash deficits resulting in the continuing deterioration of the Company's financial condition. Management does not believe the Company can significantly improve its negative cash flow in the near future. If it does not obtain a substantial cash infusion, (through capital investment or otherwise) in the very near term, it will be forced to cease operations due to a lack of cash by early 2003. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional capital investment before it is forced to cease operations.

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

Possible Inability to Develop New Business. Even if the Company is able to raise cash through additional equity investment or otherwise, it must improve its operating cash flow. Because the Company cannot further reduce its operating expenses in the near term future, Management believes that any significant improvement in the Company's cash flow must result from increases in its revenues from traditional sources and from new revenue sources. The Company's ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities. While the Company has, with its limited resources, during the current year modestly expanded its sales activities, resulting in two new license agreements, the renewal of others and initiated a dealer sales program to market its security papers, Management believes that substantial additional investment in its sales and marketing efforts will be required to generate revenue increases. There are no assurances that the resources the Company can devote to marketing and to research and development will be sufficient or that the Company, even with additional investment, will attract sufficient new business to increase the Company's revenues to levels resulting in positive cash flow.

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

                  Not Applicable

Item 5. Other Information

                  Not Applicable

Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      99.1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b) No Current Reports on Form 8-K have been filed by the
                      Registrant during the quarter ended September 30, 2002.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NOCOPI TECHNOLOGIES, INC.

DATE: November 14, 2002               /s/ Michael A. Feinstein, M.D.
                                      ------------------------------
                                      Michael A Feinstein, M.D.
                                      Chairman of the Board

DATE: November 14, 2002               /s/ Rudolph A. Lutterschmidt
                                      ------------------------------
                                      Rudolph A. Lutterschmidt
                                      Vice President & Chief Financial Officer