Form 10KSB
period 2002-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2003-04-14
CIK 888981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended ___December 31, 2002_______________

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________________ to ___________________

    Commission file number _______0-20333_______________________________________

                           Nocopi Technologies, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                        Maryland                                                      87-0406496
-------------------------------------------------------------             ------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)


537 Apple Street, West Conshohocken, PA                       19428
----------------------------------------                    ---------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number (610) 834-9600
                         ----------------

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

         State issuer's revenues for its most recent fiscal year.  $736,800.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer. $1,450,000 at March 31, 2003.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 45,972,241 shares of Common Stock, $.01 par value at March 31, 2003.

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

The decline in Registrant's financial condition has not stabilized or been reversed. By the end of 2002, this decline had led to a severe working capital deficiency and adverse liquidity that threatened and continues to threaten to require the imminent cessation of Registrant's operations. During 2002, Registrant received new capital investments totaling $411,000 from a variety of sources including existing and new stockholders and received $160,400 in loans from three individuals including the Company's Chairman of the Board. The funds invested have permitted Registrant to continue in operation in the near term. However, Registrant believes that, to continue to conduct business operation in the immediate future, it must obtain additional capital immediately to fund continuing operating deficits. Additional capital is also needed to fund programs and activities designed to increase Registrant's operating revenues to levels that will sustain its operations.

Registrant is currently involved in a substantial dispute with Euro-Nocopi, S.A., its former European licensee, the cost of which has contributed substantially to Registrant's continuing losses, working capital deficit and adverse liquidity. Expenses associated with this dispute increased during 2002. It remains highly uncertain whether Registrant can achieve positive cash flow before its adverse liquidity forces it to cease or suspend operations. Registrant's management intends to seek additional capital, if possible, and may continue to explore possible business combination opportunities if such opportunities are presented.

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

Registrant's document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document. The invisible printing can be activated or revealed by use of a special highlighter pen when authentication is required. This technology is marketed under the trademark COPIMARK(TM). Other variations of the COPIMARK(TM) technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi's RUB & REVEAL(R) system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as merchandise receipts, checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). Registrant's related invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. Management believes that the "track and trace" capability provided by this technology should be attractive to brand owners and marketers.

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

Since late 1999, Registrant has, in addition to marketing its own technologies and products, acted as a distributor for a line of Pantograph security paper. This patented product, complementary to the Registrant's line of security paper, produces a message, such as "unauthorized copy", when a copy of an original document that was printed or typed on the Pantograph paper, is reproduced on a photocopier. This product line is called COPI-ALERT.

The following table illustrates the approximate percentage of Registrant's revenues accounted for by each type of its products for each of the two last fiscal years:

                                                                              Year Ended December 31,
                                                                             -------------------------
Product Type                                                                 2002                2001
------------                                                                 ----                ----
Anti-Counterfeiting & Anti-Diversion Technologies and Products                79%                 83%
Document Security Products                                                    21%                 17%

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

Except in Europe, Registrant has historically sought to market its technologies through its own employees and through independent sales representatives. In 1994, the Registrant formed a European company, Euro-Nocopi, S.A., to market the Company's technologies in Europe under an exclusive licensing arrangement. The Registrant owns approximately an 18% interest in Euro-Nocopi, S.A. In December 2000, Registrant terminated its licensing arrangement with Euro-Nocopi, S.A. due to its commencement of proceedings to liquidate and dissolve and to its failure to pay license fees and other amounts due to Registrant under the licensing arrangement. Registrant currently is seeking to exploit the European market for its technologies directly and through its association with another licensee.

Registrant has taken several steps to improve the marketing of its technologies. These include the implementation of a new web site and online store designed both to more effectively promote the Company's products and to provide for smoother online ordering of certain products, and the establishment of programs to expand its network of authorized dealers and sales agents.

Major Customers

During 2002, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 2002 total revenues from one non-affiliated customer, Nashua Corporation, which accounted for approximately 16% of 2002 revenues.

Outside Sales Agents

Registrant has engaged outside sales agents who are paid commissions on sales to various customers of Registrant and may also receive retainers and reimbursement for certain expenses. During 2001 the total payments to outside sales agents was approximately $26,000. No commissions were paid to outside sales agents in 2002.

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

Patents

Nocopi has received various patents and/or has patents pending in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. Patent applications for Registrant's technology (including improvements in the technology) have also been filed in numerous other jurisdictions where commercial usage is foreseen, including other countries in Europe, Japan, Australia, and New Zealand, and the rights under such applications have been assigned to Registrant. Registrant's patent counsel, which conducted the appropriate searches in Canada and the United States, has reviewed the results of searches conducted in Europe and advised management that effective patent protection for Registrant's technology should be obtainable in all countries in which the patent applications have been filed. There can be no assurance, however, that such protection will be obtained.

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

During the years ended December 31, 2002, and 2001, Nocopi expended approximately $254,100 and $251,600 respectively, on research and development.

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

In March 2001, Euro-Nocopi, S.A. commenced an arbitration proceeding before the American Arbitration Association in New York, NY against Registrant. In this proceeding, Euro-Nocopi, S.A. has not asserted a claim for damages but has asserted a claim for an award in the nature of a declaratory judgment to the effect that, because Registrant has (allegedly) breached the license agreement, Euro-Nocopi, S.A. is entitled to a perpetual royalty-free license to exploit Registrant's technologies in Europe. These proceedings are described below under the heading "Legal Proceedings."

Following its termination of the licensing arrangement with Euro-Nocopi, S.A., Registrant moved to directly exploit the European marketplace for its technologies.

Employees

At March 31, 2003, Registrant had four full-time and three part-time employees. Registrant believes that its relations with its employees are good.

Financial Information about Foreign and Domestic Operations

Certain information concerning Registrant's foreign and domestic operations is contained in Note 9 to Registrant's Financial Statements included elsewhere in this Annual Report on Form 10-KSB.

ITEM 2. PROPERTIES

Registrant's corporate headquarters, research and ink production facilities are currently located at 537 Apple Street, West Conshohocken, Pennsylvania 19428. Its telephone number at that location is (610) 834-9600. These premises consist of approximately 14,800 square feet of space leased from an unaffiliated third party under a lease that expired in February 2003. Registrant is renting the premises on a month-to-month basis until it relocates to new premises. Registrant currently plans to complete this relocation during the second quarter of 2003. Current monthly rent under this lease is $9,000. Registrant is also responsible for the operating costs of the building.

In March 2003 Registrant negotiated a five year lease with an unaffiliated third party, commencing in April 2003, for 5,000 square feet of space in a multi-tenant building at 9 Portland Road, West Conshohocken, Pennsylvania 19428. Initial monthly rent at this location is $2,813 escalating four percent on each anniversary date of the lease. Registrant is also responsible for its pro-rata share of the operating costs of the building. Registrant anticipates that it will incur leasehold improvement expenditures of approximately $20,000 before occupying the space in the second quarter of 2003. Registrant believes that the newly leased space will be adequate for its current needs due to the loss of customers over the past years and the reduction in its number of employees and that its operating expenses will be lowered as a result.

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

Registrant has filed a response to Euro-Nocopi's demand denying that Euro-Nocopi is entitled to the relief requested and has filed a counter-demand contending that it has validly terminated the Euro-Nocopi licensing arrangement and seeking to recover in excess of $125,000 owed to it by Euro-Nocopi, S.A. under the terminated licensing arrangement. Registrant intends to defend itself against Euro-Nocopi's claims and to assert its counterclaim vigorously. The parties are currently engaged in discussions relating to the settlement of the arbitration, and all related matters, and the arbitration hearing on the merits has been postponed pending such discussions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2002, no matters were submitted to a vote of Registrant's security holders.

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

                                                       High Bid         Low Bid
                                                       --------         -------
            January 1, 2001 to March 31, 2001            $.20            $.11
            April 1, 2001 to June 30, 2001               $.15            $.08
            July 1, 2001 to September 30, 2001           $.15            $.06
            October 1, 2001 to December 31, 2001         $.14            $.05

            January 1, 2002 to March 31, 2002            $.16            $.10
            April 1, 2002 to June 30, 2002               $.11            $.07
            July 1, 2002 to September 30, 2002           $.08            $.05
            October 1, 2002 to December 31, 2002         $.08            $.05

            January 1, 2003 to March 31, 2003            $.07            $.03

As of March 31, 2003, 45,972,241 shares of Registrant's Common Stock were outstanding. The number of holders of record of Registrant's Common Stock was approximately 1,100. However, Registrant estimates that it has a significantly greater number of Common Stockholders because a number of shares of Registrant's Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 45,972,241 shares of Common Stock which are outstanding, Registrant, at March 31, 2003, has reserved for issuance 2,700,000 shares of its Common Stock which underlie outstanding options to purchase Common Stock of the Registrant. Under the terms of a Subscription Agreement under which 3,333,333 shares of Registrant's common stock were purchased from the Registrant by an investment partnership in late 2002, one of whose partners is a director of Registrant, Registrant has agreed to issue 40,000,000 warrants, at varying prices ranging from $.10 per share to $.25 per share, exercisable during various periods through year-end 2003 through year-end 2006, subject to partial rollover and extension, to the partnership. The issuance of the warrants are subject to the negotiation and agreement of the Registrant and the investors on the definitive terms thereof and also to the approval by the Registrant's common stockholders of an amendment to the Registrant's charter to increase its authorized capital to a number of shares sufficient to permit exercise of the warrants.

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

Results of Operations

The Company's revenues are derived from royalties paid by licensees of the Company's technologies, fees for the provision of technical services to licensees and from the direct sale of products incorporating the Company's technologies, such as inks, security paper and pressure sensitive labels, and equipment used to support the application of the Company's technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by the Company's licensees in certain cases and additional royalties which typically vary with the licensee's sales or production of products incorporating the licensed technology. Service fee and sales revenues vary directly with the number of units of service or product provided.

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

Revenues for 2002 were $736,800, a decline of 5%, or $35,300, from $772,100 in 2001. Licenses, royalties and fees declined in 2002 by 11% to $441,100 from $498,300 in 2001. The reduction in licenses, royalties and fees is due primarily to the termination or non-renewal of license arrangements with three licensees, including the Company's largest 2001 customer, during 2002 offset in part by the addition of two new licensees. Product and other sales increased by $21,900, or 8% to $295,700 in 2002 from $273,800 in 2001. The increase in product sales reflects higher level of sales of the Company's line of security papers in 2002 compared to 2001.

Gross profit declined to $358,000 or 49% of revenues in 2002 from $405,900 or 53% of revenues in 2001. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The 2002 gross profit and gross profit percentage was negatively impacted by the decline in revenues from licenses, royalties and fees as well higher expenditures for paper purchased for resale and higher production costs incurred in the manufacture of the Company's line of security inks.

Research and development expenses of $254,100 in 2002 approximated the $251,600 incurred in 2001.

Sales and marketing expenses increased to $269,900 in 2002 from $251,700 in 2001. The increase reflects the hiring of a sales executive in the fourth quarter of 2001 offset in part by a reduction in fees paid to sales agents and consultants and lower travel expenses during 2002.

General and administrative expenses (exclusive of legal expenses) decreased to $269,600 in 2002 from $376,400 in 2001 as the Company was forced to strictly limit its expenditures to conserve its cash resources. The decline in 2002 compared to 2001 relates to lower audit fees, consulting fees and costs involved in the acquisition of new patents and the maintenance of existing patents in 2002 compared to 2001.

Legal expenses increased to $479,600 in 2002 from $313,900 in 2001. Significant legal expenses have been incurred since early 2001 as a result of the arbitration proceedings and other litigation in both the United States and France between the Company and Euro-Nocopi, S.A., its former European licensee. The increase 2002 compared to 2001 results primarily from higher arbitration related expenses as the arbitration proceedings accelerated during the year. While the arbitration was scheduled to be heard by the arbitrators in December 2002, the arbitration has been suspended at the request of the parties as attorneys seek to negotiate a settlement. There can be no assurances that a settlement acceptable to both parties will be concluded.

Related party expenses of $42,500 in 2001 consisted of consulting services provided by a firm employing an officer of the Company. There were no such expenses incurred in 2002.

Other income (expense) includes interest income on funds invested and, in 2002, interest expense on the Demand Loans. The decline in interest income to $300 in 2002 compared to $3,400 in 2001 resulted from lower levels of cash invested.

The net loss increased to $924,500 in 2002 from $828,600 in 2001. The $95,600 increase in the net loss in 2002 from the prior year resulted primarily from reductions in revenue and gross profit as the Company's business has continued to contract and higher legal fees incurred in litigation and arbitration proceedings with this former licensee.

Plan of Operation, Liquidity and Capital Resources

The Company's cash and cash equivalents increased to $139,000 at December 31, 2002 from $100 at December 31, 2001. During 2002, the Company sold 6,850,000 shares of its common stock to affiliated and non-affiliated individual investors for $411,000, received loans of $160,400 from three individuals, including $48,400 from the Chairman of the Board of the Company and used $432,500 to fund operations.

The loss of a number of customers during the past three years and the termination of the Company's exclusive European licensee in 2000 has had a material adverse effect on the Company's results of operations and upon its liquidity and capital resources. The Company believes that the conditions arising from these circumstances will make it impossible for the Company to continue in operation as a going concern unless it receives substantial new capital investment in the immediate future. During 2002, the receipt of funds in conjunction with the sale of approximately 18% of the Company's common stock as was outstanding at December 31, 2001 and loans of $160,400 has permitted the Company to continue in operation. The Company's illiquidity has forced it to follow a policy of deferring payment to its vendors, even where such deferral has not been agreed to by the vendors. As a result, the Company's trade payables have increased to $649,200 at December 31, 2002 from $237,400 at December 31, 2001. Accordingly, the Company is currently in default of the payment terms extended by certain of its professional service providers and other vendors, some of which have suspended providing services and/or credit to the Company and may require payment in advance. Management of the Company believes that, to survive, it must obtain additional capital immediately to reduce its substantial obligations, fund continuing operating deficits and fund investment needed to increase its operating revenues to levels that will sustain its operations. If the Company fails to significantly increase its cash balances through further equity investment, for which it has no commitments and only very limited prospects, it will be forced to cease operations due to a lack of cash early in the second quarter of 2003. There can be no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

The Company, in response to the ongoing adverse liquidity situation, has maintained a cost reduction program including staff reductions, where possible, and curtailment of discretionary research and development and sales and marketing expenses.

The Company plans to spend approximately $20,000 in leasehold improvements at its newly leased premises during the second quarter of 2003.

Uncertainties That May Affect the Company, its Operating Results and Stock Price

The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

Inability to Continue in Operation Without Immediate New Capital Investment. The Company had a negative working capital of $994,700 at December 31, 2002 and experienced negative cash flow from operations of $432,500 in the year ended December 31, 2002. The Company currently has insufficient cash to conduct its business operations in the ordinary course without substantial regard for the effect of a contemplated activity or transaction on its liquidity. Cash received from the sale of common stock and the issuance of demand loans during 2002 have allowed the Company to continue in operation to the current date but have not been sufficient to offset the Company's ongoing cash deficits resulting in the continuing deterioration of the Company's financial condition. Management does not believe the Company can significantly improve its negative cash flow in the near future. If it does not obtain a substantial cash infusion, (through capital investment or otherwise) in the very near term, it will be forced to cease operations due to a lack of cash by early in the second quarter of 2003. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional capital investment before it is forced to cease operations.

Continuing Euro-Nocopi Litigation. The Company is currently expending sums representing a substantial portion of it revenues for professional fees and costs relating to legal disputes between the Company and its former affiliate, Euro-Nocopi, S.A. as described under the heading "Litigation". Management believes that successful resolution of the disputes between it and Euro-Nocopi is necessary for the Company to be able to license its technologies to European users. If Euro-Nocopi succeeds in asserting its rights to a paid-up European license, it will be entitled to license European end users of the Company's technologies with no payment of license fees (by Euro-Nocopi or such users) to the Company, and the Company will not be entitled to grant licenses or collect license fees from European users or to grant worldwide licenses. The Company cannot continue to pay the costs of this dispute unless it can obtain substantial new capital investment, of which there can be no assurances, and the Company will not prevail in this dispute if it cannot continue to pay such costs. Even if the Company is able to continue its dispute with Euro-Nocopi through resolution, or complete the settlement discussions currently underway, there can be no assurance that the resolution will be a successful one for the Company or that it will have a material positive effect on the financial condition of the Company.

Possible Inability to Develop New Business. Even if the Company is able to raise cash through additional capital investment or otherwise, it must quickly improve its operating cash flow. Because the Company has already significantly reduced its operating expenses, Management believes that any significant improvement in the Company's cash flow must result from increases in its revenues from traditional sources and from new revenue sources. The Company's ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities. There are no assurances that the resources the Company, even with additional investment, can devote to marketing and to research and development will be sufficient to increase the Company's revenues to levels resulting in positive cash flow.

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

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. It also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, the Company's technologies could possibly be compromised through reverse engineering or other means. In addition, the Company's ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by the Company's adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on the Company's rights. The Company's adverse liquidity situation has also impacted its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company has been advised by its patent counsel that patent maintenance fees approximating $20,000 will be due during 2003. The Company has not yet made a decision on keeping any or all of these patents in force. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company's customer and licensee relationships could be adversely affected and the value of the Company's technologies and intellectual property (including their value upon a liquidation of the Company) could be substantially diminished.

Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this standard had no effect on the Company's financial statements.

The following recently issued accounting pronouncements are currently not applicable to the Company.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction." This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. The initial recognition and measurement provisions of this Interpretation are effective for guarantees issued or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment to SFAS 123". SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods are effective for periods ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of Registrant meeting the requirements of Regulation S-B (except section 228.310 and Article 11 of Regulation S-X thereof) are included herein beginning at page F-1 of this Annual Report on Form 10-KSB.

For information required with respect to this Item 7, see "Financial Statements and Schedules on pages F-1 through F-13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 23, 2002, Registrant engaged the accounting firm Cogen Sklar, LLP to audit Registrant's financial statements for the year ended December 31, 2001. The engagement of BDO Seidman, LLP which had been engaged by Registrant to audit its financial statements for prior years was not renewed. Such firm had not submitted a resignation, nor had it formally declined to stand for re-election as Registrant's auditor. This event is more fully described in 8-K and 8-K/A filings dated March 23, 2002 and April 3, 2002, respectively, which are incorporated herein by reference.


                                    PART III

         The information required by Part III, items 9 through 12 inclusive, of Form 10-KSB either (a) is incorporated by reference to Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders if filed by April 30, 2003 or (b) will be furnished by amendment to this Form 10-KSB to be filed by that date.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Financial Statements are filed as part of this Annual Report on Form 10-KSB

                                                                      PAGE
                                                                      ----
Report of Independent Certified Public Accountants                     F-1

Balance Sheet as of December 31, 2002                                  F-2

Statements of Operations for the Years ended
December 31, 2002 and 2001                                             F-3

Statements of Stockholders' Equity (Deficiency) for
the Years ended December 31, 2002 and 2001                             F-4

Statements of Cash Flows for the Years ended
December 31, 2002 and 2001                                             F-5

Notes to Financial Statements                                      F-6 to F-13



(b) The Exhibit Index begins on Page 15 of this Annual Report on Form 10-KSB.

     No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

 In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NOCOPI TECHNOLOGIES, INC.

                                         Registrant

Dated: April 11, 2003                    By: /s/ Michael A. Feinstein, M.D.
                                         -------------------------------------
                                         Michael A. Feinstein, M.D.
                                         Chairman of the Board

Dated: April 11, 2003                    By: /s/ Rudolph A. Lutterschmidt
                                         --------------------------------------
                                         Rudolph A. Lutterschmidt
                                         Vice President, Chief Financial Officer
                                         and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 11, 2003                      /s/ Michael A. Feinstein, M.D.
                                          --------------------------------
                                          Michael A. Feinstein, M.D.,
                                          Chairman of the Board

Date: April 11, 2003                      --------------------------------
                                          Franco Harris, Director

Date: April 11, 2003                      /s/ Stanley G. Hart
                                          --------------------------------
                                          Stanley G. Hart, Director

Date: April 11, 2003                      /s/ Richard Levitt
                                          --------------------------------
                                          Richard Levitt, Director

Date: April 11, 2003                      /s/ Waldemar Maya, Jr.
                                          --------------------------------
                                          Waldemar Maya, Jr., Director

Date: April 11, 2003                      /s/ Claude Nash
                                          --------------------------------
                                          Claude Nash, Director

Date: April 11, 2003                      --------------------------------
                                          John F. O'Brien III, Director

Date: April 11, 2003                      --------------------------------
                                          Alan Rihm, Director

Date: April 11, 2003                      /s/ Michael Solomon
                                          -------------------------------
                                          Michael Solomon, Director

The following Exhibits are filed as part of this Annual Report on Form 10-KSB:

Exhibit
Number   Description
------   -----------
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

10.13    Stock Purchase Agreement with Westvaco Brand Security, Inc. (7)

10.14    Registration Rights Agreement with Westvaco Brand Security, Inc. (7)

10.15    Collateral Assignment of Patent Rights to Westvaco Brand Security, Inc.
         (7)

10.16    Escrow Agreement with Westvaco Brand Security, Inc. (7)

10.17    Amendment (No. 3) to Westvaco License Agreement

10.18    Subscription Agreement with Entrevest I Associates

10.19 Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428

16.1 Letter dated March 27, 2002 from BDO Seidman, LLP re: Change in Certifying Accountant (8)

99.1 Certificates of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 2000

(8) Incorporated by reference to Registrant's Current Report on Form 8-K/A dated April 3, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Nocopi Technologies, Inc.
West Conshohocken, Pennsylvania

We have audited the accompanying balance sheet of Nocopi Technologies, Inc. as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

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



                                                                COGEN SKLAR, LLP

Bala Cynwyd, Pennsylvania
February 25, 2003

                            Nocopi Technologies, Inc.
                                  Balance Sheet

                                                                            December 31
                                                                               2002
                                                                           ------------
                                     Assets

 Current assets
  Cash and cash equivalents                                                    $139,000
  Accounts receivable less $15,000 allowance
   for doubtful accounts                                                         39,100
  Prepaid and other                                                              31,000
                                                                            -----------
   Total current assets                                                         209,100

 Fixed assets
  Leasehold improvements                                                         39,500
  Furniture, fixtures and equipment                                             476,200
                                                                            -----------
                                                                                515,700
  Less: accumulated depreciation and amortization                               501,700
                                                                            -----------
                                                                                 14,000

 Other assets
  Investment in unconsolidated affiliate - net                                  110,600
                                                                            -----------
                                                                               $333,700
                                                                            ===========

                    Liabilities and Stockholders' Deficiency

 Current liabilities
  Demand loans                                                                 $160,400
  Accounts payable                                                              649,200
  Accrued expenses                                                              273,500
  Deferred revenue                                                              120,700
                                                                            -----------
   Total current liabilities                                                  1,203,800

 Commitments and contingencies

 Stockholders' deficiency
  Series A preferred stock $1.00 par value
   Authorized - 300,000 shares
    Issued and outstanding - none
 Common stock, $.01 par value
   Authorized - 75,000,000 shares
    Issued and outstanding - 45,972,241 shares                                  459,700
  Paid-in capital                                                            11,141,100
  Accumulated deficit                                                       (12,470,900)
                                                                            -----------
                                                                               (870,100)
                                                                            -----------
                                                                               $333,700
                                                                            ===========

The accompanying notes are an integral part of these financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Operations

                                                                  Years ended December 31
                                                                 2002                    2001
                                                             ------------            ------------
 Revenues
  Licenses, royalties and fees                                   $441,100                $498,300
  Product and other sales                                         295,700                 273,800
                                                              -----------             -----------
                                                                  736,800                 772,100
                                                              -----------             -----------

 Cost of sales
  Licenses, royalties and fees                                    187,700                 215,800
  Product and other sales                                         191,100                 150,400
                                                              -----------             -----------
                                                                  378,800                 366,200
                                                              -----------             -----------
   Gross profit                                                   358,000                 405,900
                                                              -----------             -----------

 Operating expenses
  Research and development                                        254,100                 251,600
  Sales and marketing                                             269,900                 251,700
  General and administrative
    (exclusive of legal expenses)                                 269,600                 376,400
  Legal expenses                                                  479,600                 313,900
  Related party expenses                                                                   42,500
                                                              -----------             -----------
                                                                1,273,200               1,236,100
                                                              -----------             -----------
   Loss from operations                                          (915,200)               (830,200)
                                                              -----------             -----------

 Other income (expenses)
  Interest income                                                     300                   3,400
  Interest and bank charges                                        (9,600)                 (1,800)
                                                              -----------             -----------
                                                                   (9,300)                  1,600
                                                              -----------             -----------
   Net loss                                                     ($924,500)              ($828,600)
                                                              ===========             ===========

 Basic and diluted loss per common share
                                                                    ($.02)                  ($.02)



 Weighted average common shares outstanding                    42,516,686              37,386,574




 The accompanying notes are an integral part of these financial statements.

                                 Nocopi Technologies, Inc.
                       Statements of Stockholders' Equity (Deficit)
                 For the Period January 1, 2001 through December 31, 2002


                                               Common stock           Paid-in   Accumulated
                                            Shares       Amount       Capital     Deficit
                                            ------       ------       -------   ------------

 Balance - January 1, 2001                33,817,332    $338,200  $10,434,600  $(10,717,800)

 Sales of common stock, net of
   expenses                                5,304,909      53,000      364,000

 Net loss                                                                          (828,600)
                                         --------------------------------------------------
 Balance - December 31, 2001              39,122,241     391,200   10,798,600   (11,546,400)

 Sales of common stock                     6,850,000      68,500      342,500

 Net loss                                                                          (924,500)
                                         --------------------------------------------------
 Balance - December 31, 2002              45,972,241    $459,700  $11,141,100  ($12,470,900)
                                         ===========    ========  ===========   ===========




The accompanying notes are an integral part of these financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows

                                                                        Years ended December 31
                                                                    2002                    2001
                                                                ------------           -------------
 Operating Activities
  Net loss                                                         ($924,500)              ($828,600)
  Adjustments to reconcile net loss to
   cash used in operating activities
   Depreciation                                                       18,700                  23,500
   Allowance for doubtful accounts, net                               (6,200)                 (1,300)
                                                                  ----------              ----------
                                                                    (912,000)               (806,400)

  (Increase) decrease in assets
  Accounts receivable                                                  6,700                  33,700
  Prepaid and other                                                   (8,300)                 16,400
 Increase in liabilities
  Accounts payable and accrued expenses                              423,400                 133,600
  Deferred revenue                                                    57,700                  18,900
                                                                  ----------              ----------
                                                                     479,500                 202,600
                                                                  ----------              ----------
   Cash used in operating activities                                (432,500)               (603,800)

 Financing Activities
  Issuance of common stock, net                                      411,000                 417,000
  Demand loans                                                       160,400
                                                                  ----------              ----------
   Cash provided by financing activities                             571,400                 417,000
                                                                  ----------              ----------
    Increase (decrease) in cash and cash equivalents                 138,900               (186,800)
 Cash and cash equivalents
  Beginning of year                                                      100                 186,900
                                                                  ----------              ----------
  End of year                                                       $139,000                    $100
                                                                  ==========              ==========

 The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

      Cash and cash equivalents - Cash equivalents consist principally of time deposits and highly liquid investments with an original maturity of three months or less placed with major banks and financial institutions. Cash equivalents are carried at the lower of cost, plus accrued interest, or market value and are held in money market accounts at a local bank. At December 31, 2002, Nocopi's investments in money market accounts amounted to $124,200.

      Concentration of credit risk involving cash - At December 31, 2002, the Company has deposits with a major financial institution that exceed Federal Deposit Insurance limits. This financial institution has a strong credit rating, and Management believes that credit risk related to these deposits is minimal.

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

      Fair value - The carrying amounts reflected in the balance sheets for cash, cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturities of these instruments. The fair values represent estimates of possible value that may not be realized in the future. The carrying value of the Demand Loans approximates the fair market value since the interest rate associated with the debt approximates the current market interest rate.

      Loss per share - The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2002 and 2001, common stock equivalents, including stock options and warrants were anti-dilutive.

      Comprehensive income (loss) - The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Since the Company has no items of comprehensive income (loss), Comprehensive income
      (loss) is equal to net income (loss).

      Recently Issued Accounting Standards

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations
      - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of this standard had no effect on the Company's financial statements.

      The following recently issued accounting pronouncements are currently not applicable to the Company.

      In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction." This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

      In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. The initial recognition and measurement provisions of this Interpretation are effective for guarantees issued or modified after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment to SFAS 123". SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods are effective for periods ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

3.    Demand Loans

      During 2002, the Company received unsecured loans from three individuals, including $48,400 from the Company's Chairman of the Board, totaling $160,400. The loans bear interest at seven per cent per year and are payable on demand. The loans were used to finance the Company's working capital requirements.

4.    Stockholders' Equity

      During January 2002, the Company sold 2,316,667 shares of its common stock to investors, including affiliates of the Company, for $139,000. In May 2002, the Company sold 1,200,000 shares of its common stock to non-affiliated investors for $72,000. One of the individuals who invested in May 2002 was later appointed to the Company's Board of Directors in late May 2002.

      In mid-November, 2002, the Company entered into a subscription agreement with a partnership composed of Michael Solomon, a director of the Company, and three other persons pursuant to which the partnership agreed to acquire, in return for a subscription payment of $200,000, a total of 3,333,333 shares of the Company's common stock, together with warrants to purchase an additional 40,000,000 shares of common stock in the aggregate at exercise prices ranging from $0.10 to $0.25 per share, during various periods through year-end 2003 through year-end 2006, subject to partial rollover and extension. The warrants are subject to the negotiation and agreement of the Company and the investors on the definitive terms thereof and also to the approval by the Company's common stockholders of an amendment to the Company's charter to increase its authorized capital to a number of shares sufficient to permit exercise of the warrants. This transaction was approved by the Company's board of directors with Mr. Solomon abstaining. The Company received the partnership's $200,000 subscription payment in early December 2002.

5.    Income Taxes

      At December 31, 2002, the Company had net operating loss carryforwards ("NOL's") approximating $12,000,000. These operating losses are available to offset future taxable income through the year 2022. As a result of the sale of the Company's common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL's carryforwards may be limited. Additionally, the utilization of these NOL's if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no temporary differences for the years ended December 31, 2002 and 2001. The Company has established a 100% valuation allowance of approximately $4,900,000 at December 31, 2002 for the deferred tax assets due to the uncertainty of their realization.

6.    Related Party Transactions

      Expenses aggregating $42,500 in 2001 were incurred by the Company for consulting services provided by a firm employing an officer of the Company. There were no such expenses incurred in 2002.

7.    Commitments and Contingencies

      The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2008.

      Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2002 are:
      $43,700 - 2003; $34,800 - 2004; $36,100 - 2005; $37,600 - 2006 and $39,100
      - 2007.

      Total rental expense under operating leases was $104,500 and $103,600 in 2002 and 2001, respectively.

      The Company had a consulting agreement with a former executive officer and director, the term of which expired at December 31, 2002. The Board of Directors of the Company, in mid-2000, suspended cash payments to the consultant as a potential offset to certain payments made to the consultant by a licensee of the Company. All other provisions of the agreement remained in force throughout the term of the agreement. At December 31, 2002, unpaid consulting fees totaling $166,300 were included in Accrued Expenses on the Balance Sheet.

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

      A summary of stock options under the Company's stock option plans follows:

                                                                                         Exercise          Weighted
                                                                 Number of              Price Range        Average
                                                                   Shares                Per Share      Exercise Price
                                                                 ---------            --------------    ---------------
      Outstanding at December 31, 2000                            647,000              $.30 to $4.35          $.45
      Options canceled during 2001                               (122,000)               .30 to 4.35           .83
                                                                 --------              -------------         -----
      Outstanding at December 31, 2001 and 2002                   525,000              $.30 and $.45          $.36
                                                                 ========              =============         =====


                                                                                         Exercise          Weighted
                                                                   Option               Price Range        Average
                                                                   Shares                Per Share      Exercise Price
                                                                 ----------           ---------------   ---------------
      Exercisable at year end:
         2001and 2002                                             525,000              $.30 and $.45           $.36

         Options available for future grant under all plans:
           2001 and 2002                                        2,175,000



The following table summarizes information about stock options outstanding at December 31, 2002:



Range of exercise prices                           $.30 to $.45
                                                   ------------
Number outstanding at
  December 31, 2002                                   525,000
                                                      -------
Weighted average remaining contractual life
(years)                                                3.09
                                                       ----
Weighted average exercise price                        $.36
                                                       ----
Exercisable options:
   Number outstanding at
   December 31, 2002                                  525,000
                                                      -------
   Weighted average remaining
   Contractual life (years)                            3.09
                                                       ----
  Weighted average exercise price                      $.36
                                                       ----

      No options were granted in 2002 or 2001.

      The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for shares issued under performance share plans are recorded based upon the current market value of the Company's stock at the end of each period. The Company has adopted the disclosure-only provisions of Statement of Financial accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" for employees and employee-directors as defined in SFAS No.
      123. Compensation costs for grants to employees and directors would be determined based on the fair value at the date of grant in accordance with SFAS No. 123 and would be amortized over the vesting period of the option, which is generally two years. Had compensation cost for the Company's stock option grants to employees and employee-directors been determined based on the fair value at the date of grants in accordance with the provisions of SFAS No. 123, the Company would have amortized the cost over the vesting period of the option. There was no pro forma effect on the Company's net loss or the net loss per share applicable to common shares for 2002 and 2001, since no options were granted during these periods.

      At December 31, 2002, the Company has reserved 2,700,000 shares of common stock for possible future issuance upon exercise of stock options. The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2002 or 2001.

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

      In March 2001, Euro commenced an arbitration proceeding before the American Arbitration Association in New York, NY against the Company. In this proceeding, Euro has not asserted a claim for damages but has asserted a claim for an award in the nature of a declaratory judgment to the effect that, because the Company has (allegedly) breached the license agreement, Euro is entitled to a royalty-free license to exploit the Company's technologies in Europe. The Company has filed a response denying that Euro is entitled to the relief requested, asserting that it has validly terminated Euro's license agreement, and seeking damages for Euro's breaches of the licensing agreement. The parties are currently engaged in discussions relating to the settlement of the arbitration, and all related matters, and the arbitration hearing on the merits has been postponed pending such discussions.

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

 10.  Major Customer Information

      The Company's largest non-affiliate customers accounted for approximately 16% of revenues in both 2002 and 2001 and 34% of accounts receivable at December 31, 2002. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

11.   Going Concern

      Since its inception, the Company has incurred significant losses and, as of December 31, 2002, had accumulated losses of $12,470,900. For the years ended December 31, 2002 and 2001, the Company's net losses were $924,500 and $828,600, respectively. In addition, the Company had negative working capital of $994,700 at December 31, 2002 and experienced negative cash flow from operations of $432,500 and $603,800, respectively, for the years ended December 31, 2002 and 2001. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

      During 2002, the Company sold 6,850,000 shares of its common stock to affiliated and non-affiliated individual investors for $411,000, received loans of $160,400 from three individuals, including $48,400 from the Chairman of the Board of the Company and used $432,500 to fund operations. The reciept of these funds has permitted the Company to continue in operation to the current date. Management of the Company believes that, to survive, it must obtain additional capital immediately both to fund continuing operating deficits and to fund investments needed to increase its operating revenues to levels that will sustain its operations. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without substantial immediate investment, it will be forced to cease operations early in the second quarter of 2003. Further, the Company requires investment to fund the ongoing arbitration with Euro-Nocopi, S.A. There are no assurances that, even if funding, for which the Company has no commitments and only limited prospects, is arranged, the Company will prevail in the arbitration.

      The Company's independent certified public accountants have included a "going concern" explanatory paragraph in their audit report accompanying the 2002 financial statements. The paragraph states that the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.