Form 10KSB/A
period 2002-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2003-04-30
CIK 888981

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

                   For the fiscal year ended December 31, 2002
                                             -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the transition period from ______________________ to ______________________

                         Commission file number 0-20333
                                                -------

                           Nocopi Technologies, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Maryland                                  87-0406496
    ------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


537 Apple Street, West Conshohocken, PA                       19428
---------------------------------------                    ----------
  (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (610) 834-9600
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class         Name of each exchange on which registered

                None                            Not Applicable
------------------------------       --------------------------------------

______________________________       ______________________________________


Securities registered under section 12(g) of the Exchange Act:

                          Common Stock $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

________________________________________________________________________________
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _.

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]
________________________________________________________________________________

         State issuer's revenues for its most recent fiscal year. $736,800.
                                                                  --------

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

The following table illustrates the approximate percentage of Registrant's revenues accounted for by each type of its products for each of the two last fiscal years:

                                                                             Year Ended December 31,
                                                                             -----------------------
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

Financial Information about Foreign and Domestic Operations

Certain information concerning Registrant's foreign and domestic operations is contained in Note 9 to Registrant's Financial Statements included elsewhere in this Annual Report on Form 10-KSB/A.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of Registrant meeting the requirements of Regulation S-B (except section 228.310 and Article 11 of Regulation S-X thereof) are included herein beginning at page F-1 of this Annual Report on Form 10-KSB/A.

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

 Michael A. Feinstein, M.D., 56, Chairman of the Board of Directors since December 1999 and Nocopi's acting Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than twenty years, serving for more than ten years as the President of a group medical practice including three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle College and his M.D. from Jefferson Medical College. He has been an active private investor for more than thirty years, during which he has consulted with the management of the companies in which he invested on a number of occasions.

Franco Harris, 53, has been a director since February 2000. Since 1990, Mr. Harris has served as President of Superbakers, Inc., a Pittsburgh, Pennsylvania maker of vitamin-fortified donuts and other nutritious bakery goods. Since 1996, Mr. Harris has also served as Chief Executive Officer of Parks Sausage Corporation, a manufacturer of sausages and other meat, beef and chicken products. He is a graduate of the Pennsylvania State University.

Stanley G. Hart, 42, a director since March 2001, has been President of Westvaco Brand Security, Inc., a wholly owned subsidiary of MeadWestvaco Corporation, since its formation in September 2000. Prior thereto, Mr. Hart served Westvaco Corporation (parent company of Westvaco Brand Security, Inc.) for more than ten years in various capacities, most recently as General Manager and Director of Westvaco's subsidiaries in Hong Kong, Shanghai and Taipei.

Richard Levitt, 45, a director since December 1999, has been engaged in the network services segment of the computer industry since 1988. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years has grown to over 100 employees and over $40 million in annual sales. Since founding XiTech, he has served as one of its corporate principals as a Network Consultant and as the Manager of its Network Sales force. In these capacities, Mr. Levitt played a crucial role in the strategic and financial planning for XiTech, as well as the development of new accounts. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University.

Waldemar Maya, Jr., 52, a director since December 1999, currently is a private business consultant. He served from 1999 to 2001 as Director of Finance, Airplane Services for the Boeing Company. Before joining Boeing, Mr. Maya had served from 1994 to 1998 as the Executive Vice President, Treasurer and Secretary of N.J. Malin & Associates, a Texas-based wholesaler of material handling equipment.

Claude H. Nash, Ph.D, 60, a director since August 2002, is a co-founder of ViroPharma, Inc., an Exton, Pennsylvania pharmaceutical company. Dr. Nash served as chairman of ViroPharma's board of directors from February 1997 until September 2002, as Chief Executive Officer and President from December 1994 until August 2000, and as one of its directors since its commencement of operations in December 1994. From 1983 until 1994, Dr. Nash served as Vice President, Infectious Disease and Tumor Biology at Schering-Plough Corporation, a pharmaceutical company. Dr. Nash received his Ph.D. from Colorado State University. Dr. Nash also is a director of Adolor Corporation.

John F. O'Brien III, 59, a director since June 2000, has been a partner in the law firm of O'Brien & Ryan for more than five years. Mr. O'Brien served as Chief of Narcotics and Drug Investigations, U. S. Department of Justice, Organized Crime Strike Force from 1967 to 1980 and as the Congressional Liaison to the U.S. Senate and House of Representatives from 1978 to 1980. He continues to serve as counsel to the Federal Law Enforcement Officers Association, as he has done since 1980. Mr. O'Brien is a member of the ABA Committee on Law and Medicine and is an expert on Civil and Medical Litigation and Commercial Contract Litigation.

Alan M. Rihm, 37, a director since March 2003, is currently CEO of CentraView, LLC, a software company planning an initial release of its software for later this year. Mr. Rihm launched two technology-based companies since 1995. Mr. Rihm served as CEO of Surf Network, Inc., an Internet Services Provider who was eventually acquired by Verio, Inc. Mr. Rihm also served as CEO at ASPRE, Inc. from 1998 to 2002. ASPRE, an Application Service Provider, focused on delivering e-Business development, hosting, integration and support services to small and mid-sized companies. Mr. Rihm graduated from Drexel University in 1988.

Michael B. Solomon, CPA, 50, a director since May 2002, is currently the CEO of Rudney Solomon Cohen & Felzer PC and has been a shareholder or partner of the CPA firm since 1978. Mr. Solomon was also CEO of Omnikem Incorporated (a specialty chemical company) during the year 2000, which he successfully sold to Vulcan Materials Company on September 29, 2000. Mr. Solomon is a 1974 Pennsylvania State University graduate and earned his CPA certificate in 1978.

Rudolph A. Lutterschmidt, 56, has been Vice President and Chief Financial Officer of the Company for more than five years, serving in this capacity on a part-time basis since January 2000. Since January 2002, Mr. Lutterschmidt has been employed by CitySort LP, a data to delivery mailing business, as its Chief Financial Officer. From January 2000 through November 2001, he had been employed as a management consultant by Smart & Associates, LLP, an accounting and professional services firm. He is a member of Financial Executives International, the Institute of Management Accountants and is a Certified Management Accountant.

The terms of the current directors will expire at the 2003 annual meeting of stockholders of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires persons who become directors and/or executive officers of a public company (such as Nocopi) to file reports with the SEC regarding their beneficial ownership of the company's securities. A report must be filed shortly after a person becomes an executive officer or director, and shortly after an executive officer or director experiences a change in his beneficial ownership of his company's securities. Except as set forth below, based on a review of all Forms 3, 4 and 5 submitted during or in respect of the Company's most recent fiscal year, to the Company's knowledge, none of its executive officers and directors failed to file, on a timely basis, reports required under Section 16 of the Exchange Act during or in respect of such year. Messrs. Nash, Solomon and Rihm were appointed to the Company's Board of Directors during such year and thereby became subject to the Section 16 reporting requirements. The Company is not aware that any of them has yet filed a statement of beneficial ownership in respect of the Company's securities.

ITEM 10. EXECUTIVE COMPENSATION

During 2002, the Company did not pay any compensation to Dr. Feinstein, who has served since February 2000 as the Company's acting Chief Executive Officer. Brent Earlewine, Vice President of Worldwide Sales, the only employee to receive compensation in 2002 greater than $100,000, received compensation totaling $110,427 in 2002 consisting of salary - $91,096, bonus - $10,000, commission - $3,331 and automobile allowance - $6,000. In 2001, Mr. Earlewine received total compensation of $27,007 consisting of salary - $25,507 and automobile allowance
- $1,500. The Company does reimburse the expenses incurred by its officers in the performance of their duties.

Director Compensation

Directors have not been paid any fees for their services as such during the year ended December 31, 2002. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at Board of Directors meetings or other activities undertaken by them on behalf of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2003, the stock ownership of (1) each person or group known by the Registrant to beneficially own 5% or more of Registrant's common stock and (2) each director and Named Executive (as set forth under the heading "Executive Compensation") individually, and of all directors and executive officers of the Company as a group.

                                                                                               Common Stock
                                                                                      --------------------------------
                                                                                         Number
                                                                                       Of Shares
                                                                                      Beneficially      Percentage of
Name of Beneficial Owner                                                                 Owned            Class (1)
------------------------                                                              -----------       --------------
 5% Stockholders
  Westvaco Brand Security, Inc. (2)........................................              3,917,030            8.5%
  Entrevest I Associates (3)...............................................              3,333,333            7.3%
 Directors, Officers and Named Executive
  Michael A Feinstein, M.D. (4)............................................              1,514,667            3.3%
  Franco Harris (5)........................................................                245,000             *
  Stanley G. Hart (6)......................................................                      0             *
  Richard Levitt (7).......................................................                285,800             *
  Waldemar Maya, Jr........................................................                      0             *
  Claude H. Nash...........................................................                      0             *
  John F. O'Brien III......................................................                      0             *
  Alan Rihm (8)............................................................                833,333            1.8%
  Michael Solomon (9)......................................................              1,333,333            2.9%
  Brent Earlewine..........................................................                      0             *
  All Executive Officers and Directors as a Group (10 individuals) ........              4,212,733            9.2%

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

(2) As reflected in a Schedule 13D dated March 14, 2001 filed on behalf of Westvaco Brand Security, Inc.

(3) As reflected in a Schedule 13D dated January 10, 2003 filed on behalf of Entrevest I Associates.

(4) Includes 75,500 shares held by a pension plan of which Dr. Feinstein is a trustee.

(5) Includes 25,000 shares held by a pension plan of which Mr. Harris is a trustee.

(6) Does not include 3,917,030 shares of Common Stock owned by Westvaco Brand Security, Inc., of which Mr. Hart is President.

(7) Includes 400 shares owned by Mr. Levitt's wife.

(8) Includes 833,333 shares representing Mr. Rihm's interest in Entrevest I Associates, a partnership that holds 3,333,333 shares.

(9) Includes 833,333 shares representing Mr. Solomon's interest in Entrevest I Associates, a partnership that holds 3,333,333 shares.

The Company has entered into an agreement with Entrevest I Associates, a partnership of which Messrs. Rihm and Solomon are partners, pursuant to which the Company issued to the partners on December 4, 2002 an aggregate of 3,333,333 shares constituting 8% of its then outstanding capital stock. Under the agreement, subject to certain conditions including approval by the Company's stockholders of an appropriate increase in the number of shares of common stock authorized by the Company's Articles of Incorporation, the partners have the right to purchase, at various times through December 31, 2006, at various prices ranging from $0.10 per share through $0.25 per share, an additional 40,000,000 shares of the Company's common stock. If the conditions to these rights are satisfied and such purchases are made (in whole or in substantial part), a change in control of the Company may occur.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Financial Statements are filed as part of this Annual Report on Form 10-KSB/A

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

(b) The Exhibit Index begins on Page 18 of this Annual Report on Form 10-KSB/A.

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

                            NOCOPI TECHNOLOGIES, INC.
                                   Registrant

Dated: April 30, 2003                    By: /s/ Michael A. Feinstein, M.D.
                                         ----------------------------------
                                         Michael A. Feinstein, M.D.
                                         Chairman of the Board

Dated: April 30, 2003                    By: /s/ Rudolph A. Lutterschmidt
                                         --------------------------------
                                         Rudolph A. Lutterschmidt
                                         Vice President, Chief Financial Officer
                                         and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 30, 2003                     /s/ Michael A. Feinstein, M.D.
                                         ------------------------------
                                         Michael A. Feinstein, M.D.,
                                         Chairman of the Board

Date: April 30, 2003                     ___________________
                                         Franco Harris, Director

Date: April 30, 2003                     /s/ Stanley G. Hart
                                         -------------------
                                         Stanley G. Hart, Director

Date: April 30, 2003                     /s/ Richard Levitt.
                                         -------------------
                                         Richard Levitt, Director

Date: April 30, 2003                     /s/ Waldemar Maya, Jr.
                                         ----------------------
                                         Waldemar Maya, Jr., Director

Date: April 30, 2003                     /s/ Claude Nash.
                                         ----------------
                                         Claude Nash, Director

Date: April 30, 2003                     ___________________
                                         John F. O'Brien III, Director

Date: April 30, 2003                     ___________________
                                         Alan Rihm, Director

Date: April 30, 2003                     /s/ Michael Solomon
                                         -------------------
                                         Michael Solomon, Director

The following Exhibits are filed as part of this Annual Report on Form 10-KSB/A:

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

         10.13    Stock Purchase Agreement with Westvaco Brand Security, Inc.
                  (7)

         10.14 Registration Rights Agreement with Westvaco Brand Security, Inc. (7)

         10.15 Collateral Assignment of Patent Rights to Westvaco Brand Security, Inc. (7)

         10.16    Escrow Agreement with Westvaco Brand Security, Inc. (7)

         10.17    Amendment (No. 3) to Westvaco License Agreement (9)

         10.18    Subscription Agreement with Entrevest I Associates (9)

         10.19 Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (9)

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

(5) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1998

(6) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999

(7) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 2000

(8) Incorporated by reference to Registrant's Current Report on Form 8-K/A dated April 3, 2002

(9) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 2002

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



                                                                COGEN SKLAR, LLP

       Bala Cynwyd, Pennsylvania
       February 25, 2003

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                                                    December 31
                                                                       2002
                                                                    -----------
                                     Assets

Current assets
 Cash and cash equivalents                                         $    139,000
 Accounts receivable less $15,000 allowance
  for doubtful accounts                                                  39,100
 Prepaid and other                                                       31,000
                                                                   ------------
  Total current assets                                                  209,100

Fixed assets
 Leasehold improvements                                                  39,500
 Furniture, fixtures and equipment                                      476,200
                                                                   ------------
                                                                        515,700
 Less: accumulated depreciation and amortization                        501,700
                                                                   ------------
                                                                         14,000

Other assets
 Investment in unconsolidated affiliate - net                           110,600
                                                                   ------------
                                                                       $333,700
                                                                   ============

                    Liabilities and Stockholders' Deficiency

Current liabilities
 Demand loans                                                      $    160,400
 Accounts payable                                                       649,200
 Accrued expenses                                                       273,500
 Deferred revenue                                                       120,700
                                                                   ------------
  Total current liabilities                                           1,203,800

Commitments and contingencies

Stockholders' deficiency
 Series A preferred stock $1.00 par value
  Authorized - 300,000 shares
   Issued and outstanding - none
Common stock, $.01 par value
  Authorized - 75,000,000 shares
   Issued and outstanding - 45,972,241 shares                           459,700
 Paid-in capital                                                     11,141,100
 Accumulated deficit                                                (12,470,900)
                                                                   ------------
                                                                       (870,100)
                                                                   ------------
                                                                   $    333,700
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                                    Nocopi Technologies, Inc.
                                     Statements of Operations

                                                                    Years ended December 31
                                                                   2002                 2001
                                                                   ----                 ----
Revenues
 Licenses, royalties and fees                                   $   441,100          $   498,300
 Product and other sales                                            295,700              273,800
                                                                -----------          -----------
                                                                    736,800              772,100
                                                                -----------          -----------

Cost of sales
 Licenses, royalties and fees                                       187,700              215,800
 Product and other sales                                            191,100              150,400
                                                                -----------          -----------
                                                                    378,800              366,200
                                                                -----------          -----------
  Gross profit                                                      358,000              405,900
                                                                -----------          -----------

Operating expenses
 Research and development                                           254,100              251,600
 Sales and marketing                                                269,900              251,700
 General and administrative
   (exclusive of legal expenses)                                    269,600              376,400
 Legal expenses                                                     479,600              313,900
 Related party expenses                                                                   42,500
                                                                -----------          -----------
                                                                  1,273,200            1,236,100
                                                                -----------          -----------
  Loss from operations                                             (915,200)            (830,200)
                                                                -----------          -----------

Other income (expenses)
 Interest income                                                        300                3,400
 Interest and bank charges                                           (9,600)              (1,800)
                                                                -----------          -----------
                                                                     (9,300)               1,600
                                                                -----------          -----------
  Net loss                                                        ($924,500)           ($828,600)
                                                                ===========          ===========

Basic and diluted loss per common share
                                                                   ($.02)              ($.02)



Weighted average common shares outstanding                       42,516,686          37,386,574










   The accompanying notes are an integral part of these financial statements.

                            Nocopi Technologies, Inc.
                  Statements of Stockholders' Equity (Deficit)
            For the Period January 1, 2001 through December 31, 2002

                                              Common stock         Paid-in     Accumulated
                                          Shares        Amount     Capital       Deficit
                                          ------        ------     -------       -------
Balance - January 1, 2001                33,817,332    $338,200  $10,434,600   $(10,717,800)

Sales of common stock, net of
  expenses                                5,304,909      53,000      364,000

Net loss                                                                           (828,600)
                                       ----------------------------------------------------
Balance - December 31, 2001              39,122,241     391,200   10,798,600    (11,546,400)

Sales of common stock                     6,850,000      68,500      342,500

Net loss                                                                           (924,500)
                                       ----------------------------------------------------
Balance - December 31, 2002              45,972,241    $459,700  $11,141,100   ($12,470,900)
                                       ============    ========  ===========   ============






   The accompanying notes are an integral part of these financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows

                                                                  Years ended December 31
                                                                  2002               2001
                                                                  ----               ----
Operating Activities
 Net loss                                                       ($924,500)         ($828,600)
 Adjustments to reconcile net loss to
  cash used in operating activities
  Depreciation                                                     18,700             23,500
  Allowance for doubtful accounts, net                             (6,200)            (1,300)
                                                                ---------          ---------
                                                                 (912,000)          (806,400)

 (Increase) decrease in assets
 Accounts receivable                                                6,700             33,700
 Prepaid and other                                                 (8,300)            16,400
Increase in liabilities
 Accounts payable and accrued expenses                            423,400            133,600
 Deferred revenue                                                  57,700             18,900
                                                                ---------          ---------
                                                                  479,500            202,600
                                                                ---------          ---------
  Cash used in operating activities                              (432,500)          (603,800)

Financing Activities
 Issuance of common stock, net                                    411,000            417,000
 Demand loans                                                     160,400
                                                                ---------          ---------
  Cash provided by financing activities                           571,400            417,000
                                                                ---------          ---------
   Increase (decrease) in cash and cash equivalents               138,900           (186,800)
Cash and cash equivalents
 Beginning of year                                                    100            186,900
                                                                ---------          ---------
 End of year                                                    $ 139,000          $     100
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



      A summary of stock options under the Company's stock option plans follows:

                                                                                         Exercise          Weighted
                                                                 Number of              Price Range        Average
                                                                  Shares                 Per Share      Exercise Price
                                                                  ------                 ---------      --------------
      Outstanding at December 31, 2000                            647,000              $.30 to $4.35          $.45
      Options canceled during 2001                               (122,000)               .30 to 4.35           .83
                                                                 --------              -------------          ----
      Outstanding at December 31, 2001 and 2002                   525,000              $.30 and $.45          $.36
                                                                 ========              =============          ====

                                                                                         Exercise          Weighted
                                                                   Option               Price Range        Average
                                                                   Shares                Per Share      Exercise Price
                                                                   ------                ---------      --------------
      Exercisable at year end:
         2001 and 2002                                            525,000              $.30 and $.45           $.36

         Options available for future grant under all plans:

         2001 and 2002                                          2,175,000

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

      During 2002, the Company sold 6,850,000 shares of its common stock to affiliated and non-affiliated individual investors for $411,000, received loans of $160,400 from three individuals, including $48,400 from the Chairman of the Board of the Company and used $432,500 to fund operations. The receipt of these funds has permitted the Company to continue in operation to the current date. Management of the Company believes that, to survive, it must obtain additional capital immediately both to fund continuing operating deficits and to fund investments needed to increase its operating revenues to levels that will sustain its operations. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without substantial immediate investment, it will be forced to cease operations early in the second quarter of 2003. Further, the Company requires investment to fund the ongoing arbitration with Euro-Nocopi, S.A. There are no assurances that, even if funding, for which the Company has no commitments and only limited prospects, is arranged, the Company will prevail in the arbitration.

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