Form 10QSB
period 2003-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2003-05-15
CIK 888981

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES ACT OF 1934.

                  For the quarterly period ended March 31, 2003.

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ___________ to ______________

                         Commission file number 0-20333
                                                -------

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
         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2003: Common stock, par value $.01 per share:
45,972,241 shares.

Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                               ---    ---

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION                                          PAGE

         Item 1.  Financial Statements

                  Statements of Operations                                1
                  Three Months ended March 31, 2003
                  and March 31, 2002

                  Balance Sheet                                           2
                  March 31, 2003

                  Statements of Cash Flows                                3
                  Three Months ended March 31, 2003
                  and March 31, 2002

                  Notes to Financial Statements                       4 - 6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      7 - 12


Part II.  OTHER INFORMATION                                              13

                  Signatures                                             14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                    Three Months ended March 31
                                                       2003            2002
                                                    ----------      ----------
 Revenues
  Licenses, royalties and fees                      $   92,500      $  134,500
  Product and other sales                               52,400          67,400
                                                    ----------      ----------
                                                       144,900         201,900

 Cost of sales
  Licenses, royalties and fees                          35,800          50,100
  Product and other sales                               31,600          48,200
                                                    ----------      ----------
                                                        67,400          98,300
                                                    ----------      ----------
   Gross profit                                         77,500         103,600

 Operating expenses
  Research and development                              49,200          66,100
  Sales and marketing                                   86,200          78,500
  General and administrative (exclusive of legal
   expenses)                                            83,800         109,700
  Legal expenses                                        76,000          74,000
                                                    ----------      ----------
                                                       295,200         328,300
                                                    ----------      ----------
   Loss from operations                               (217,700)       (224,700)

 Other income (expenses)
 Interest income                                           100             100
 Interest and bank charges                              (3,400)           (700)
                                                    ----------      ----------
                                                        (3,300)           (600)
                                                    ----------      ----------
   Net loss                                          ($221,000)      ($225,300)
                                                    ==========      ==========

 Basic and diluted loss per common share                 ($.00)          ($.01)


 Weighted average common shares outstanding         45,972,241      41,438,908


The accompanying notes are an integral part of these financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)

                                                                   March 31
                                                                     2003
                                                                 ------------
                                     Assets
 Current assets
  Cash and cash equivalents                                      $     15,500
  Accounts receivable less allowances                                  36,200
  Prepaid and other                                                    31,800
                                                                 ------------
   Total current assets                                                83,500

 Fixed assets
  Leasehold improvements                                               39,500
  Furniture, fixtures and equipment                                   476,200
                                                                 ------------
                                                                      515,700
  Less: accumulated depreciation                                      503,800
                                                                 ------------
                                                                       11,900
 Other assets
  Investment in unconsolidated  affiliate - net                       110,600
                                                                 ------------
    Total assets                                                 $    206,000
                                                                 ============

                    Liabilities and Stockholders' Deficiency

 Current liabilities
  Demand loans                                                   $    160,400
  Accounts payable                                                    726,900
  Accrued expenses                                                    289,100
  Deferred revenue                                                    120,700
                                                                 ------------
   Total current liabilities                                        1,297,100

 Stockholders' deficiency
  Common stock, $.01 par value
   Authorized - 75,000,000 shares
   Issued and outstanding - 45,972,241  shares                        459,700
  Paid-in capital                                                  11,141,100
  Accumulated deficit                                             (12,691,900)
                                                                 ------------
                                                                   (1,091,100)
                                                                 ------------
    Total liabilities and stockholders' deficiency               $    206,000
                                                                 ============

The accompanying notes are an integral part of these financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                         Three Months ended March 31
                                                            2003            2002
                                                         ----------      ----------
 Operating Activities
  Net loss                                               ($221,000)      ($225,300)
  Adjustment to reconcile net loss to cash
   used in operating activities
  Depreciation                                               2,100           4,500
                                                         ---------       ---------
                                                          (218,900)       (220,800)

 (Increase) decrease in assets
  Accounts receivable                                        2,900           1,100
  Prepaid and other                                           (800)         (3,200)
 Increase (decrease) in liabilities
  Accounts payable and accrued expenses                     93,300         114,000
  Deferred revenue                                               -          (3,700)
                                                         ---------       ---------
                                                            95,400         108,200
                                                         ---------       ---------
   Cash used in operating activities                      (123,500)       (112,600)

 Financing Activities
  Issuance of common stock, net                                  -         139,000
                                                         ---------       ---------
   Cash provided by  financing activities                        -         139,000
                                                         ---------       ---------
   Increase  (decrease) in cash and cash
    equivalents                                           (123,500)         26,400
   Cash and cash equivalents - beginning of period         139,000             100
                                                         ---------       ---------
   Cash and cash equivalents - end of period             $  15,500       $  26,500
                                                         =========       =========


The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2002 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2002 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2003 may not be necessarily indicative of the operating results expected for the full year.

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

Note 3. Going Concern

         Since its inception, the Company has incurred significant losses and, as of March 31, 2003, had accumulated losses of $12,691,900. For the years ended December 31, 2002 and 2001, the Company's net losses were $924,500 and $828,600, respectively. In addition, the Company had negative working capital of $1,213,600 at March 31, 2003. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

         The receipt of $200,000 in late 2002 from the sale of 3,333,333 shares of the Company's common stock and an additional demand loan of $3,000 in late April 2003 from the Company's Chairman of the Board has permitted the Company to continue in operation to the current date. Management of the Company believes that, to survive, it must obtain additional capital immediately both to fund continuing operating deficits and to fund investments needed to increase its operating revenues to levels that will sustain its operations. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without substantial immediate investment, it will be forced to cease operations during the second quarter of 2003. Further, the Company requires investment to fund the ongoing arbitration with Euro-Nocopi, S.A. There are no assurances that, even if funding, for which the Company has no commitments and only limited prospects, is arranged, the Company will prevail in the arbitration.

Note 4. Income Taxes

         There is no income tax benefit for the losses for the three months ended March 31, 2003 and March 31, 2002 since Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

Item 2.
                            NOCOPI TECHNOLOGIES, INC.

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation

Forward-Looking Information

     The following Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with our audited Financial Statements and Notes thereto for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Results of Operations

     The Company's revenues are derived from royalties paid by licensees of the Company's technologies, fees for the provision of technical services to licensees and from the direct sale of products incorporating the Company's technologies, such as inks, security paper and pressure sensitive labels, and equipment used to support the application of the Company's technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by the Company's licensees in certain cases and additional royalties which typically vary with the licensee's sales or production of products incorporating the licensed technology. Service fees and sales revenues vary directly with the number of units of service or product provided.

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

     Revenues for the first quarter of 2003 were $144,900 compared to $201,900 in the first quarter of 2002, a 28% decrease. Licenses, royalties and fees decreased by $42,000, or 31%, in the first quarter of 2003 to $92,500 from $134,500 in the first quarter of 2002. The reduction in licenses, royalties and fees is due primarily to the termination during the April 2002 to March 2003 period of license arrangements with four licensees offset in part by license and royalty revenues received from two new licensees acquired during the same period. Product sales were $52,400 in the first quarter of 2003 compared to $67,400 in the first quarter of 2002, a decrease of $15,000 or 22%. The decrease in product sales reflects lower levels of sales of the Company's line of security papers in the first quarter of 2003 compared to the first quarter of 2002.

     The Company's gross profit decreased to $77,500 in the first quarter of 2003 or 53% of revenues from $103,600 or 51% of revenues in the first quarter of 2002. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The first quarter 2003 gross profit was negatively impacted by the decline in revenues from licenses, royalties and fees; however, the Company's expenditures for paper purchased for resale and production costs incurred in the manufacture of the Company's line of security inks were lower in the first quarter of 2003 compared to the first quarter of 2002.

     Research and development expenses were $49,200 in the first quarter of 2003 compared to $66,100 in the first quarter of 2002. The decrease relates primarily to the termination at December 31, 2002 of a consulting agreement with a former executive officer and director of the Company.

     Sales and marketing expenses increased to $86,200 in the first quarter of 2003 from $78,500 in the first quarter of 2002. The increase reflects the engagement of a member of the partnership that acquired 3,333,333 shares of the Company's common stock in late 2002 as a sales and marketing consultant in accordance with the terms of the subscription agreement offset in part by lower travel and sales promotion expenses.

     General and administrative expenses (exclusive of legal expenses) decreased by $25,900 in the first quarter of 2003 to $83,800 from $109,700 in the first quarter of 2002. The decrease relates to lower audit fees and costs involved in the acquisition of new patents and the maintenance of existing patents in the first quarter of 2003 compared to the first quarter of 2002.

     Legal expenses were $76,000 in the first quarter of 2003 compared to $74,000 in the first quarter of 2002. Significant legal expenses have been incurred since early 2001 as a result of the arbitration proceedings and other litigation in both the United States and France between the Company and Euro-Nocopi, S.A., its former European licensee. While the arbitration was scheduled to be heard by the arbitrators in December 2002, the arbitration has been suspended at the request of the parties as attorneys seek to negotiate a settlement. There can be no assurances that a settlement acceptable to both parties will be concluded.

     Other income (expense) includes interest income on funds invested and, in 2003, interest expense on the Demand Loans.

     The net loss of $221,000 in the first quarter of 2003 approximated the net loss of $225,300 in the first quarter of 2002.

Plan of Operation, Liquidity and Capital Resources

     The Company's cash and cash equivalents decreased to $15,500 at March 31, 2003 from $139,000 at December 31, 2002. The cash was used to fund operations over the three-month period.

      The loss of a number of customers during the past three years and the termination of the Company's exclusive European licensee in 2000 has had a material adverse effect on the Company's results of operations and upon its liquidity and capital resources. The Company believes that the conditions arising from these circumstances raise substantial doubts about the Company's ability to continue as a going concern. The receipt of funds in conjunction with the sale of 3,333,333 shares of the Company's common stock in late 2002 and an additional demand loan of $3,000 in late April 2003 from the Company's Chairman of the Board has permitted it to continue in operation through the current date. In addition, the Company's increasing illiquidity has forced it to follow a policy of deferring payment to its vendors, even where such deferral has not been agreed to by the vendors. As a result, the Company's trade payables have increased to $726,900 at March 31, 2003 from $649,200 at December 31, 2002. Accordingly, the Company is currently in default of the payment terms extended by a significant number of its suppliers, professional service providers and other vendors, some of which have suspended providing products and services and/or credit to the Company and may require payment in advance. Management of the Company believes that, to survive, it must obtain additional capital immediately to reduce its substantial obligations, fund continuing operating deficits and fund investment needed to increase its operating revenues to levels that will sustain its operations. If the Company fails to significantly increase its cash balances through further equity investment, for which it has no commitments and only very limited prospects, it will be forced to cease operations due to a lack of cash during the second quarter of 2003. There can be no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

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

Uncertainties That May Affect the Company, its Operating Results and Stock Price

The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

Inability to Continue in Operation Without Immediate New Equity Investment. The Company had a negative working capital of $1,213,600 at March 31, 2003 and experienced negative cash flow from operations of $123,500 in the three months ended March 31, 2003. Additionally, it experienced negative cash flow from operations of $432,500 in the year ended December 31, 2002. Management does not believe the Company can significantly improve its negative cash flow in the near future. Since year-end 2001, the Company continued to experience negative cash flow and, at the present time is in need of immediate equity or other investment; otherwise, it will be forced to cease operations due to a lack of cash during the second quarter of 2003. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it is forced to cease operations.

Continuing Euro-Nocopi Litigation. The Company is currently expending sums representing a substantial portion of its revenues for professional fees and costs relating to legal disputes between the Company and its former affiliate, Euro-Nocopi, S.A. as described under the heading "Legal Proceedings" in the Company's Annual Report on Form 10-KSB. Management believes that successful resolution of the disputes between it and Euro-Nocopi is necessary for the Company to be able to license its technologies to European users. If Euro-Nocopi succeeds in asserting its rights to a paid-up European license, it will be entitled to license European end users of the Company's technologies with no payment of license fees (by Euro-Nocopi or such users) to the Company, and the Company will not be entitled to grant licenses or collect license fees from European users or to grant worldwide licenses. The Company cannot continue to pay the costs of this dispute unless it can obtain substantial new capital investment, of which there can be no assurances, and the Company will not prevail in this dispute if it cannot continue to pay such costs. Even if the Company is able to continue its dispute with Euro-Nocopi through resolution, or complete the settlement discussions currently underway, there can be no assurance that the resolution will be a successful one for the Company or that it will have a material positive effect on the financial condition of the Company.

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

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

                99.1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

           (b) No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NOCOPI TECHNOLOGIES, INC.

DATE: May 15, 2003         Michael A. Feinstein, M.D.
                           ------------------------------
                           Michael A. Feinstein, M.D.
                           Chairman of the Board

DATE: May 15, 2003         Rudolph A. Lutterschmidt
                           ------------------------------
                           Rudolph A. Lutterschmidt
                           Vice President & Chief Financial Officer