Form 10QSB
period 2003-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2003-08-19
CIK 888981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended June 30, 2003.

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

                  9 Portland Road, West Conshohocken, PA 19428
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2003: Common stock, par value $.01 per share:
45,972,241 shares.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                                      INDEX


Part I. FINANCIAL INFORMATION                                              PAGE

      Item 1.   Financial Statements

                Statements of Operations                                     1
                Three Months and Six Months Ended
                June 30, 2003 and June 30, 2002


                Balance Sheet                                                2
                June 30, 2003


                Statements of Cash Flows                                     3
                Six Months Ended June 30, 2003
                and June 30, 2002


                  Notes to Financial Statements                           4-5


      Item 2.   Management's Discussion and Analysis                      6-12
                  of Financial Condition and Results of Operations

      Item 3. Controls and Procedures                                      13


Part II.    OTHER INFORMATION                                              14


           Signatures                                                      15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                   Three Months ended June 30              Six Months ended June 30
                                                     2003               2002              2003                2002
                                                --------------    --------------     ----------------    ---------------
                                                                                           (Note 2)
 Revenues
  Licenses, royalties and fees                        $78,600          $103,900             $171,100           $238,400
  Product and other sales                              75,400            72,900              127,800            140,300
                                                --------------    --------------     ----------------    ---------------
                                                      154,000           176,800              298,900            378,700

 Cost of sales
  Licenses, royalties and fees                         42,700            49,800               78,500             99,900
  Product and other sales                              36,400            45,600               68,000             93,800
                                                --------------    --------------     ----------------    ---------------
                                                       79,100            95,400              146,500            193,700
                                                --------------    --------------     ----------------    ---------------
   Gross profit                                        74,900            81,400              152,400            185,000

 Operating expenses
  Research and development                             49,400            63,300               98,600            129,400
  Sales and marketing                                  31,900            70,800              118,100            149,300
  General and administrative
   (exclusive of legal expenses)                       60,300            51,500              144,100            161,200
  Legal expenses                                       30,200           140,300               48,800            214,300
                                                --------------    --------------     ----------------    ---------------
                                                      171,800           325,900              409,600            654,200
                                                --------------    --------------     ----------------    ---------------
   Loss from operations                               (96,900)         (244,500)            (257,200)          (469,200)

 Other income (expenses)
  Interest income                                         200                --                  300                100
  Interest expense and bank charges                    (3,500)           (2,300)              (6,900)            (3,000)
  Net proceeds from arbitration
   settlement                                         932,700                --              875,300                 --
                                                --------------    --------------     ----------------    ---------------
                                                      929,400            (2,300)             868,700             (2,900)
                                                --------------    --------------     ----------------    ---------------
   Net earnings (loss)                               $832,500         ($246,800)            $611,500          ($472,100)
                                                ==============    ==============     ================    ===============

 Basic and diluted earnings (loss) per
   common share                                          $.02             ($.01)                $.01              ($.01)

 Weighted average common
  shares outstanding                               45,972,241        42,238,908           45,972,241         41,838,908


 See notes to financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)

                                                                                    June 30
                                                                                      2003
                                                                                 --------------

                                     Assets

 Current assets
  Cash and cash equivalents                                                          $339,000
  Accounts receivable less allowance                                                   54,900
  Arbitration settlement receivable                                                    50,000
  Prepaid and other                                                                    33,700
                                                                                 -------------
   Total current assets                                                               477,600

 Fixed assets
  Leasehold improvements                                                               52,300
  Furniture, fixtures and equipment                                                   476,200
                                                                                 -------------
                                                                                      528,500
  Less: accumulated depreciation                                                      505,900
                                                                                 -------------
                                                                                       22,600

 Other assets
  Arbitration settlement receivable                                                   150,000
                                                                                 -------------
    Total assets                                                                     $650,200
                                                                                 =============

                    Liabilities and Stockholders' Deficiency
 Current liabilities
  Demand loans                                                                       $164,900
  Accounts payable                                                                    359,900
  Accrued expenses                                                                    285,700
  Deferred revenue                                                                     98,300
                                                                                 -------------
   Total current liabilities                                                          908,800

 Stockholders' deficiency
  Common stock, $.01 par value
   Authorized - 75,000,000 shares
   Issued and outstanding - 45,972,241 shares                                         459,700
  Paid-in capital                                                                  11,141,100
  Accumulated deficit                                                             (11,859,400)
                                                                                 -------------
                                                                                     (258,600)
                                                                                 -------------
    Total liabilities and stockholders' deficiency                                   $650,200
                                                                                 =============

 See notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                         Six Months ended June 30
                                                                       2003                   2002
                                                                   -------------         -------------
 Operating Activities
  Net earnings (loss)                                                  $611,500              ($472,100)
  Adjustments to reconcile net loss to
   cash from operating activities
   Depreciation                                                           4,200                  9,000
                                                                   -------------         -------------
                                                                        615,700               (463,100)

 (Increase) in assets
  Accounts receivable                                                   (15,800)               (42,500)
  Arbitration settlement receivable                                    (200,000)                    --
  Prepaid and other                                                      (2,700)                (9,900)
 Increase (decrease) in liabilities
  Accounts payable and accrued expenses                                (277,100)               149,600
  Deferred revenue                                                      (22,400)                31,600
                                                                   -------------         -------------
                                                                       (518,000)               128,800
                                                                   -------------         -------------
   Cash provided by (used in) operating activities                       97,700               (334,300)

 Investing Activities
   Additions to fixed assets                                            (12,800)                    --
   Investment in affiliate                                              110,600                     --
                                                                   -------------         -------------
  Cash provided by investment activities                                 97,800                     --



Financing Activities
  Issuance of common stock, net                                              --                211,000
  Demand loans                                                            4,500                129,500
                                                                   -------------          -------------
   Cash provided by financing activities                                  4,500                340,500
                                                                   -------------          -------------
   Increase in cash and cash equivalents                                200,000                  6,200
 Cash and cash equivalents - beginning of period                        139,000                    100
                                                                   -------------          -------------
 Cash and cash equivalents - end of period                             $339,000                $ 6,300
                                                                   =============          =============

 See notes to financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2002 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2002 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2003 may not be necessarily indicative of the operating results expected for the full year.

Note 2.  Settlement of Arbitration with Affiliate

         In June 2003, the Company settled its arbitration proceeding commenced by Euro-Nocopi, S.A. (Euro). Under the terms of the settlement, Euro paid $900,000 to Nocopi and will pay an additional $200,000 in the future for back royalties and all other matters in dispute between the two companies, as well as the termination of Nocopi's 18% ownership of Euro. As part of the Settlement, the Company and Euro entered into an amended and restated license pursuant to which the Company has agreed that Euro may continue to market the Company's technologies in Europe. The $200,000 will be paid in four equal annual installments commencing in March 2004. The Company recorded a net gain of $932,700 and $875,300, respectively, in the second quarter and first half of 2003 representing the proceeds of the settlement net of the Company's $110,600 investment in Euro and legal expenses incurred during 2003 related to the arbitration.

         For the first quarter of 2003 arbitration related legal expense of $57,400 was reclassified from legal expenses to net proceeds from arbitration settlement.

Note 3. Demand Loans

         During the first six months of 2003, the Company received additional unsecured loans of $4,500 from its Chairman of the Board, increasing the total demand loans outstanding to $164,900. The loans bear interest at seven per cent per year and are payable on demand. The loans were used to finance the Company's working capital requirements.

Note 4. Income Taxes

         There is no provision for income taxes for the three months and six months ended June 30, 2003 due to the availability of net operating loss carryforwards for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability.

Note 5.  Going Concern

         Since its inception, the Company has incurred significant losses and, as of June 30, 2003, had accumulated losses of $11,859,400. For the years ended December 31, 2002 and 2001, the Company's net losses were $924,500 and $828,600, respectively. In addition, the Company had negative working capital of $431,200 at June 30, 2003. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

         The receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. has permitted the Company to continue in operation to the current date. As a result of the settlement, the significant legal fees incurred in the arbitration will be eliminated. Additionally, the Company has reduced staff and, during the third quarter of 2003, will relocate to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date.

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

     Revenues for the second quarter of 2003 were $154,000 compared to 176,800 in the second quarter of 2002, a 13% decline. Licenses, royalties and fees declined by $25,300, or 24%, to $78,600 in the second quarter of 2003 from $103,900 in the second quarter of 2002. The reduction in licenses, royalties and fees is due primarily to the termination during the second half of 2002 and early 2003 of license arrangements with three customers offset in part by license revenues received from one new licensee. Product sales were $75,400 in the second quarter of 2003 compared to $72,900 in the second quarter of 2002, a 3% increase due primarily to modestly higher sales of the Company security paper and inks. For the first six months of 2003, revenues were $298,900, 21% lower than revenues of $378,700 in the first six months of 2002. Licenses, royalties and fees of $171,100 in the first half of 2003 were $67,300, or 28%, lower than the $238,400 in the first half of 2002 as license fees and royalties from new licensees did not offset those lost from terminated or discontinued license arrangements. Product sales were $127,800 in the first half of 2003 compared to $140,300 in the first half of 2002, a 9% decline. The decrease in product sales reflects lower sales of the Company's line of security papers during the first half of 2003 compared to the first half of 2002.

     The Company's gross profit declined to $74,900 in the second quarter of 2003 or 49% of revenues from $81,400 or 46% of revenues in the second quarter of 2002. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. The lower gross profit in the second quarter of 2003 compared to the second quarter of 2002 results principally from a decrease in revenues represented by licenses, royalties and fee offset in part by lower costs of production, including salaries, of the ink products used by licensees.

     For the first six months of 2003, the gross profit was $152,400, or 51% of revenues compared to $185,000, or 49% of revenues, in the first half of 2002. The decline in the gross profit in absolute dollars in the first half of 2003 compared to the first half of 2002 resulted from the same factors as the second quarter decline.

     Research and development expenses decreased to $49,400 in the second quarter of 2003 from $63,300 in the second quarter of 2002. For the first six months of 2003, research and development expenses were $98,600 compared to $129,400 in the first half of 2002. The decrease in both the second quarter and first half of 2003 relates primarily to the termination at December 31, 2002 of a consulting agreement with a former executive officer and director of the Company.

     Sales and marketing expenses were $31,900 in the second quarter of 2003 compared to $70,800 in the second quarter of 2002. For the first six months of 2003, sales and marketing expenses were $118,100 compared to $149,300 in the first six months of 2002. The decrease in both the second quarter and first half of 2003 relates to the departure of a sales executive late in the first quarter of 2003 and lower travel expenses in 2003 compared to 2002. The first half 2003 sales and marketing expenses includes fees of approximately $18,000 paid to a member of the partnership that acquired 3,333,333 shares of the Company's common stock in late 2002 who was engaged as a sales and marketing consultant in accordance with the terms of the subscription agreement.

     General and administrative expenses (exclusive of legal expenses) increased to $60,300 in the second quarter of 2003 from $51,500 in the second quarter of 2002. The increase in the second quarter of 2003 compared to the second quarter of 2002 relates to higher expenses associated with its patent activities. For the first six months, general and administrative expenses (exclusive of legal expense) declined to $144,100 in 2003 from $161,200 in 2002 as the Company continued to limit its expenditures to conserve its cash resources.

     Legal expenses decreased to $30,200 and $48,800, respectively, in the second quarter and first half of 2003 from $140,300 and $214,300 in the second quarter and first half of 2002. The second quarter and first half 2003 legal fees associated with the Euro-Nocopi, S.A. arbitration proceedings which were settled in June 2003 were offset against the settlement proceeds. In 2002, the arbitration related legal fees were included in legal expenses.

     Other income (expense) includes interest income on funds invested and interest expense on the Demand Loans. Net proceeds from arbitration settlement includes the net gain of $932,700 and $875,300, respectively, in the second quarter and first half of 2003 representing the proceeds of the arbitration settlement with Euro-Nocopi, S.A., net of the Company's $110,600 investment in Euro-Nocopi, S.A. and legal expenses incurred during 2003 related to the arbitration.

     The net earnings of $832,500 and $611,500, respectively, in the second quarter and first half of 2003 compared to the net loss of $246,800 and $472,100, respectively, in the second quarter and first half results primarily from the settlement of the arbitration proceedings with Euro-Nocopi, S.A. during the second quarter of 2003.

Plan of Operation, Liquidity and Capital Resources

      The Company's cash and cash equivalents increased to $339,000 at June 30, 2003 from $139,000 at December 31, 2002. During the first half of 2003, the Company received $900,000 in settlement of its arbitration proceedings with Euro-Nocopi, S.A. and a further $4,500 in demand loans from its Chairman of the Board and used $704,500 to fund operations, working capital requirements, including the payment of certain accumulated professional fees and other obligations, and leasehold improvements at the new operating facility it will occupy in the third quarter of 2003.

         The loss of a number of customers during the past three years and the termination of the license agreement with Euro-Nocopi, S.A. in 2000 have had a material adverse effect on the Company's revenues and results of operations and upon its liquidity and capital resources. The Company believes that the conditions arising from these circumstances raise substantial doubts about the Company's ability to continue as a going concern. The receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. has permitted the Company to continue in operation to the current date. As a result of the settlement, the significant legal fees incurred in the arbitration will be eliminated. Additionally, the Company has reduced staff and, during the third quarter of 2003, will relocate to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date.


Uncertainties That May Affect the Company, its Operating Results and Stock Price

     The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

Possible Inability to Continue in Operation Without New Capital Investment. The Company had a negative working capital of $431,200 at June 30, 2003. Additionally, it experienced negative cash flow from operations of $432,500 in the year ended December 31, 2002. Management of the Company believes that while certain staff reductions initiated in 2003 and the move of the Company's operations to a new facility during the third quarter of 2003 will reduce the Company's negative cash flow, it anticipates that the negative cash flow will continue until it can achieve revenue increases. Management believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it may be forced to cease operations.

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

Inability to Obtain Raw Materials and Products for Resale. The Company's adverse financial condition has required it to significantly defer payments due vendors who supply raw materials and other components of the Company's security inks, security paper that the Company purchases for resale and professional and other services. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. Delays in shipments to customers caused by the Company's inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue to supply the Company with needed products could impact the Company's ability to service its customers and adversely affect its customer and licensee relationships. While receipt of funds in conjunction with the settlement of the arbitration with Euro-Nocopi, S.A. has improved the Company's financial condition, there can be no assurances that the Company will be able to maintain its vendor relationships in an acceptable manner.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the entity's residual returns, or both. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's financial statements.

In April 2003, the FASB issued FASB Statement No. 149 ("Statement 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 is generally effective for derivatives entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this new standard had no effect on the consolidated financial position or results of operations of the Company as of and for the three and six months ended June 30, 2003.

In May 2003, the FASB issued FASB Statement No. 150 ("Statement 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities on the balance sheet. Previously, many of those financial instruments were classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of Statement 150 to have a significant impact on its operating results or financial position.

Item 3.  Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule
13 a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation.

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

                  Not Applicable


Item 5.   Other Information

                  Not Applicable


Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

            31.1 Certificate of Chief Executive Officer required by Rule 13a-14(a).

            31.2 Certificate of Chief Financial Officer required by Rule 13a-14(a).

            32. Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           (b) Reports on Form 8-K

                The Registrant filed the following Current Report on Form 8-K during the quarter ended June 30, 2003.

                June 4, 2003 - Press Release dated June 4, 2003

                                   SIGNATURES
                                   ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NOCOPI TECHNOLOGIES, INC.

DATE: August 19, 2003                         /s/ Michael A Feinstein, M.D.
                                              -------------------------------
                                              Michael A Feinstein, M.D.
                                              Chairman of the Board

DATE: August 19, 2003                         /s/ Rudolph A. Lutterschmidt
                                              -------------------------------
                                              Rudolph A. Lutterschmidt
                                              Vice President & Chief
                                              Financial Officer