Form 10QSB
period 2003-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2003-11-14
CIK 888981

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2003: Common stock, par value $.01 per share: 45,972,241 shares.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                                      INDEX


Part I. FINANCIAL INFORMATION                                               PAGE

      Item 1.   Financial Statements

                Statements of Operations                                       1
                Three Months and Nine Months Ended
                September 30, 2003 and September 30, 2002


                Balance Sheet                                                  2
                September 30, 2003


                Statements of Cash Flows                                       3
                Nine Months Ended September 30, 2003
                and September 30, 2002


                  Notes to Financial Statements                              4-6


      Item 2.   Management's Discussion and Analysis                        7-13
                of Financial Condition and Results of Operations

      Item 3.   Controls and Procedures                                       14

Part II. OTHER INFORMATION                                                    15


         Signatures                                                           16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                         Three Months ended                            Nine Months ended
                                                            September 30                                  September 30
                                                     2003                   2002                   2003                   2002
                                                 ------------           ------------           ------------           ------------
                                                                                                 (Note 2)
Revenues
 Licenses, royalties and fees                    $     82,700           $     95,300           $    253,800           $    333,700
 Product and other sales                               45,200                107,200                173,000                247,500
                                                 ------------           ------------           ------------           ------------
                                                      127,900                202,500                426,800                581,200
Cost of sales
 Licenses, royalties and fees                          48,800                 46,000                127,300                145,900
 Product and other sales                               37,700                 51,700                105,700                145,500
                                                 ------------           ------------           ------------           ------------
                                                       86,500                 97,700                233,000                291,400
                                                 ------------           ------------           ------------           ------------
  Gross profit                                         41,400                104,800                193,800                289,800

Operating expenses
 Research and development                              54,000                 63,000                152,600                192,400
 Sales and marketing                                   30,700                 62,600                148,800                211,900
 General and administrative (exclusive of
  legal expenses)                                      49,000                 57,800                193,100                219,000
 Legal expenses                                        18,000                102,900                 66,800                317,200
                                                 ------------           ------------           ------------           ------------
                                                      151,700                286,300                561,300                940,500
                                                 ------------           ------------           ------------           ------------
  Loss from operations                               (110,300)              (181,500)              (367,500)              (650,700)

Other income (expenses)
 Interest income                                          200                      -                    500                    100
 Interest and bank charges                             (3,300)                (3,100)               (10,200)                (6,100)
 Net proceeds from arbitration
   settlement                                          34,100                      -                909,400                      -
                                                 ------------           ------------           ------------           ------------
                                                       31,000                 (3,100)               899,700                  6,000
                                                 ------------           ------------           ------------           ------------
  Net earnings (loss)                                ($79,300)             ($184,600)          $    532,200              ($656,700)
                                                 ============           ============           ============           ============

Basic and diluted earnings (loss)
 per common share                                       ($.00)                 ($.00)          $        .01                  ($.02)

Basic and diluted weighted average
 common shares outstanding                         45,972,241             42,638,908             45,972,241             42,105,575

See accompanying notes to financial statements.

                            Nocopi Technologies, Inc.
                                  Balance Sheet
                                   (unaudited)

                                                                   September 30
                                                                       2003
                                                                   ------------
                                     Assets

Current assets
 Cash and cash equivalents                                         $    197,900
 Accounts receivable less $15,000 allowance                              55,100
 Arbitration settlement receivable                                       50,000
 Prepaid and other                                                       46,700
                                                                   ------------
  Total current assets                                                  349,700

Fixed assets
 Leasehold improvements                                                  67,400
 Furniture, fixtures and equipment                                      476,200
                                                                   ------------
                                                                        543,600
 Less: accumulated depreciation                                         472,100
                                                                   ------------
                                                                         71,500

Other assets
 Arbitration settlement receivable                                      150,000
                                                                   ------------
   Total assets                                                    $    571,200
                                                                   ============

                   Liabilities and Stockholders' Deficiency
Current liabilities
 Demand loans                                                      $    149,900
 Accounts payable                                                       372,800
 Accrued expenses                                                       291,100
 Deferred revenue                                                        95,300
                                                                   ------------
  Total current liabilities                                             909,100

Stockholders' deficiency
 Common stock, $.01 par value
  Authorized - 75,000,000 shares
  Issued and outstanding - 45,972,241 shares                            459,700
  Paid-in capital                                                    11,141,100
 Accumulated deficit                                                (11,938,700)
                                                                   ------------
                                                                       (337,900)
                                                                   ------------
   Total liabilities and stockholders' deficiency                  $    571,200
                                                                   ============

See accompanying notes to financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                Nine Months ended September 30
                                                                  2003                2002
                                                                ---------           ---------
Operating Activities
 Net earnings (loss)                                           $ 532,200           ($656,700)
 Adjustments to reconcile net earnings
  (loss) to cash from operating activities
 Depreciation                                                      9,900              13,500
                                                               ---------           ---------
                                                                 542,100            (643,200)

(Increase) in assets
 Accounts receivable                                             (16,000)            (15,600)
 Arbitration settlement receivable                              (200,000)
 Prepaid and other                                               (15,700)             (1,500)
Increase (decrease) in liabilities
 Accounts payable and accrued expenses                          (258,800)            308,400
 Deferred revenue                                                (25,400)             37,700
                                                               ---------           ---------
                                                                (515,900)            329,000
                                                               ---------           ---------
  Net cash provided by (used in) operating activities             26,200            (314,200)

Investing Activities
 Additions to fixed assets                                       (67,400)                  -
 Investment in affiliate                                         110,600                   -
                                                               ---------           ---------
  Net cash provided by investment activities                      43,200                   -

Financing Activities
 Issuance of common stock, net                                         -             211,000
 Demand loans                                                      4,500             160,400
 Demand loan repayment                                           (15,000)                  -
                                                               ---------           ---------
  Net cash provided by (used in) financing activities            (10,500)            371,400
                                                               ---------           ---------
  Increase in cash and cash equivalents                           58,900              57,200
Cash and cash equivalents at beginning of year                   139,000                 100
                                                               ---------           ---------
Cash and cash equivalents at end of period                     $ 197,900           $  57,300
                                                               =========           =========


See accompanying notes to financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2002 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2002 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2003 may not be necessarily indicative of the operating results expected for the full year.

Note 2.  Settlement of Arbitration with Affiliate

         In June 2003, the Company settled its arbitration proceeding commenced by Euro-Nocopi, S.A. (Euro). Under the terms of the settlement, Euro paid $900,000 to Nocopi and will pay an additional $200,000 in the future for back royalties and all other matters in dispute between the two companies, as well as the termination of Nocopi's 18% ownership of Euro. As part of the Settlement, the Company and Euro entered into an amended and restated license pursuant to which the Company has agreed that Euro may continue to market the Company's technologies in Europe. The $200,000 will be paid in four equal annual installments commencing in March 2004. The Company recorded a net gain of $34,100 and $909,400, respectively, in the third quarter and first nine months of 2003 representing the proceeds of the settlement net of the Company's $110,600 investment in Euro and legal expenses incurred during the 2003 related to the arbitration. During the third quarter of 2003 the Company received a $36,900 refund of fees previously paid to the arbitration panel as a result of the termination of the arbitration proceedings.

         Arbitration related legal expense of $57,400 incurred in the first quarter of 2003 were reclassified from legal expenses to net proceeds from arbitration settlement.

Note 3.  Demand Loans

         During the first half of 2003, the Company received additional unsecured loans of $4,500 from its Chairman of the Board and in the third quarter repaid $15,000 in loans previously made by this individual. At September 30, 2003 the total demand loans outstanding was $149,900. The loans bear interest at seven per cent per year and are payable on demand. The loans were used to finance the Company's working capital requirements.

Note 4.  Income Taxes

         There is no provision for income taxes for the three months and nine months ended September 30, 2003 due to the availability of net operating loss carryforwards for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability.

Note 5.  Earnings (Loss) Per Share

         The weighted average diluted common shares outstanding for the three and nine months ended September 30, 2003 and 2002 excludes the dilutive effect of the 525,000 options outstanding since such options have an exercise price in excess of the average market value of the Company's common stock during the three and nine months ended September 30, 2003 and 2002.

Note 6.  Going Concern

         Since its inception, the Company has incurred significant losses and, as of September 30, 2003, had accumulated losses of $11,938,700. For the years ended December 31, 2002 and 2001, the Company's net losses were $924,500 and $828,600, respectively. In addition, the Company had negative working capital of $559,400 at September 30, 2003. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

         The receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. has permitted the Company to continue in operation to the current date. As a result of the settlement, the significant legal fees incurred in the arbitration will be eliminated. Additionally, the Company has reduced staff and, during the third quarter of 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date.

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

     Revenues for the third quarter of 2003 were $127,900 compared to $202,500 in the third quarter of 2002, a 37% decline. Licenses, royalties and fees declined by $12,600, or 13%, to $82,700 in the third quarter of 2003 from $95,300 in the third quarter of 2002. The reduction in licenses, royalties and fees is due primarily to the termination during the second half of 2002 and early 2003 of license arrangements with three customers offset in part by license revenues received from one new licensee. Product sales were $45,200 in the third quarter of 2003 compared to $107,200 in the third quarter of 2002, a 58% decrease due to lower sales of both the Company security inks and papers. The relocation to a new facility impacted its production capabilities during the third quarter of 2003. For the first nine months of 2003, revenues were $426,800, 27% lower than revenues of $581,200 in the first nine months of 2002. Licenses, royalties and fees of $253,800 in the first nine months of 2003 declined by $79,900, or 24%, from $333,700 in the first nine months of 2002 as license fees and royalties from new licensees did not offset those lost from terminated or discontinued license arrangements. Product sales were $173,000 in the first nine months of 2003 compared to $247,500 in the first nine months 2002, an decline of 30%. The decrease in product sales reflects lower level of sales of the Company's line of security papers and inks in the first nine months of 2003 compared to the first nine months of 2002.

     The Company's gross profit declined to $41,400 in the third quarter of 2003 or 32% of revenues from $104,800 or 52% of revenues in the third quarter of 2002. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in the third quarter of 2003 compared to the third quarter of 2002 results principally from a decrease in revenues represented by licenses, royalties and fees combined with lower sales of ink and paper

     For the first nine months of 2003, the gross profit was $193,800, or 45% of revenues compared to $289,800, or 50% of revenues, in the first nine months of 2002. The decline in the gross profit in absolute dollars in the first nine months of 2003 compared to the first half nine months of 2002 resulted from the same factors as the third quarter decline.

     Research and development expenses decreased to $54,000 in the third quarter of 2003 from $63,000 in the third quarter of 2002. For the first nine months of 2003, research and development expenses were $152,600 compared to $192,400 in the first nine months of 2002. The decrease in both the third quarter and first nine months of 2003 relates primarily to the termination at December 31, 2002 of a consulting agreement with a former executive officer and director of the Company.

     Sales and marketing expenses were $30,700 in the third quarter of 2003 compared to $62,600 in the third quarter of 2002. For the first nine months of 2003, sales and marketing expenses were $148,800 compared to $211,900 in the first nine months of 2002. The decrease in both the third quarter and first nine of 2003 relates primarily to the departure of a sales executive late in the first quarter of 2003. Sales and marketing expenses in the first nine months of 2003 includes fees of approximately $18,000 paid to a member of the partnership that acquired 3,333,333 shares of the Company's common stock in late 2002 who was engaged as a sales and marketing consultant in accordance with the terms of the subscription agreement.

     General and administrative expenses (exclusive of legal expenses) decreased to $49,000 and $193,100, respectively, in the third quarter and first nine months of 2003 from $57,800 and $219,000, in the third quarter and first nine months of 2002 as the Company continued to strictly limit its expenditures to conserve its cash resources.

     Legal expenses decreased to $18,000 and $66,800, respectively, in the third quarter and first nine months of 2003 from $102,900 and $317,200 in the third quarter and first nine months of 2002. Legal fees for the third quarter and first nine months 2003 associated with the Euro-Nocopi, S.A. arbitration proceedings that were settled in June 2003 were offset against the settlement proceeds. In 2002, the arbitration related legal fees were included in legal expenses.

      Other income (expense) includes interest income on funds invested and interest expense on the Demand Loans. Net proceeds from arbitration settlement includes the net gain of $909,400 in the first nine months of 2003 representing the proceeds of the arbitration settlement with Euro-Nocopi, S.A., net of the Company's $110,600 investment in Euro-Nocopi, S.A. and legal expenses incurred during 2003 related to the arbitration. The net proceeds of the arbitration settlement of $34,100 recognized in the third quarter of 2003 includes a $36,900 refund of fees previously paid to the arbitration panel as a result of the termination of the arbitration proceedings.

     The net loss of $79,300 in the third quarter of 2003 compared to $184,600 in the third quarter of 2002 represents lower overhead costs, primarily legal expenses, offset in part by the lower gross profit associated with the revenue decline. The net earnings of $532,200 in the first nine months of 2003 compared to the net loss of $656,700 in the first half of 2002 results primarily from the settlement of the arbitration proceedings with Euro-Nocopi, S.A. during the second quarter of 2003 offset in part by the lower gross profit.

Plan of Operation, Liquidity and Capital Resources

     The Company's cash and cash equivalents increased to $197,900 at September 30, 2003 from $139,000 at December 31, 2002. During the first nine of 2003, the Company received $900,000 in settlement of its arbitration proceedings with Euro-Nocopi, S.A. and a further $4,500 in demand loans from its Chairman of the Board and used $830,600 to fund operations, working capital requirements, including the payment of certain accumulated professional fees and other obligations, and leasehold improvements at the new operating facility it occupied in the third quarter of 2003. The Company also repaid its Chairman of the Board $15,000 of the demand loans previously provided by him.

     The loss of a number of customers during the past three years and the loss of periodic fees under the license agreement with Euro-Nocopi, S.A. commencing in 2000 have had a material adverse effect on the Company's revenues and results of operations and upon its liquidity and capital resources. The receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. has permitted the Company to continue in operation to the current date. As a result of the settlement, the significant legal fees incurred in the arbitration have been eliminated. Additionally, the Company has reduced staff and, during the third quarter of 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date.

Uncertainties That May Affect the Company, its Operating Results and Stock Price

     The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

Possible Inability to Continue in Operation Without New Capital Investment. The Company had a negative working capital of $559,400 at September 30, 2003. Additionally, it experienced negative cash flow from operations of $432,500 in the year ended December 31, 2002. Management of the Company believes that while certain staff reductions initiated in 2003 and the move of the Company's operations to a new facility, which was completed during the third quarter of 2003, will reduce the Company's negative cash flow, it anticipates that the negative cash flow will continue until it can achieve revenue increases. Management believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it may be forced to cease operations.

Possible Inability to Develop New Business. Even if the Company is able to raise cash through additional capital investment or otherwise, it must improve its operating cash flow. Because the Company has already significantly reduced its operating expenses, Management believes that any significant improvement in the Company's cash flow must result from increases in its revenues from traditional sources and from new revenue sources. The Company's ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities. There are no assurances that the resources the Company, even with additional investment, can devote to marketing and to research and development will be sufficient to increase the Company's revenues to levels resulting in positive cash flow.

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

Recently Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company has adopted the disclosure requirements and is currently evaluating the effects of the recognition provisions of FIN 45: The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the entity's residual returns, or both. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued FASB Statement No. 149 ("Statement 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 is generally effective for derivatives entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this new standard had no effect on the consolidated financial position or results of operations of the Company as of and for the three and nine months ended September 30, 2003.

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

On April 22, 2003, the FASB announced its decision to require all companies to expense the fair value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. Although the new guidelines have not yet been released, it is expected that they will be finalized soon and be effective in 2004. When final rules are announced, the Company will assess the impact to its financial statements.

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

        (a) Exhibits

            31.1 Certificate of Chief Executive Officer required by Rule 13a-14(a).

            31.2 Certificate of Chief Financial Officer required by Rule 13a-14(a).

            32. Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        (b) No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 2003.

                                   SIGNATURES
                                   ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NOCOPI TECHNOLOGIES, INC.

DATE: November 14, 2003                 /s/ Michael A. Feinstein, M.D.
                                        ----------------------------------------
                                        Michael A Feinstein, M.D.
                                        Chairman of the Board

DATE: November 14, 2003                 /s/ Rudolph A. Lutterschmidt
                                        ----------------------------------------
                                        Rudolph A. Lutterschmidt
                                        Vice President & Chief Financial Officer