Form 10KSB
period 2003-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2004-04-14
CIK 888981

Form 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to __________________________

Commission file number _______0-20333_________________________________________

Nocopi Technologies, Inc.

(Name of small business issuer in its charter)

Maryland	87-0406496

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9C Portland Road, West Conshohocken, PA	19428

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (610) 834-9600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under section 12(g) of the Exchange Act:

Common Stock $.01 par value

(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No .

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Back to Contents

Form 10-KSB

     State issuer’s revenues for its most recent fiscal year. $571,500.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer. $7,620,000 at March 31, 2004.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 45,972,241 shares of Common Stock, $.01 par value at March 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None

     Transitional Small Business Disclosure Format (Check one)           Yes        No   :

Back to Contents

PART I

ITEM 1. BUSINESS

Background

Nocopi Technologies, Inc. (hereinafter “Nocopi”, “Registrant” or the “Company”) was organized in 1983 to exploit a technology developed by its founders for impeding the reproduction of documents on office copiers. In its early stages of development, Nocopi’s business consisted primarily of selling copy resistant paper to protect corporate documents and information. More recently, Registrant has increasingly focused on developing and marketing technologies for document and product authentication which can reduce losses caused by fraudulent document reproduction and by product counterfeiting and/or diversion. Registrant derives revenues by licensing its technologies, both to end-users and to value-added resellers, and by selling products incorporating its technologies and technical support services.

The decline in Registrant’s financial condition has not stabilized or been reversed. By the end of 2002, this decline had led to a severe working capital deficiency and adverse liquidity that threatened and continues to threaten to require the imminent cessation of Registrant’s operations. During 2002, Registrant received new capital investments totaling $411,000 from a variety of sources including existing and new stockholders and received $160,400 in loans from three individuals including the Company’s Chairman of the Board. In 2003, Registrant received an additional $4,500 in demand loans from its Chairman of the Board. Registrant also repaid its Chairman of the Board $15,000 of the demand loans previously provided by him.

During 2003, Registrant settled its dispute with Euro-Nocopi, S.A., its former European licensee, relocated its operations to a smaller, lower cost facility after the termination of its lease at its former location and hired two former employees who have significant knowledge of the Registrant’s technologies and production methods. The $900,000 received in the arbitration settlement with Euro-Nocopi, S.A. has permitted Registrant to continue in operation to the current date. It remains highly uncertain whether Registrant can achieve positive cash flow before its adverse liquidity forces it to cease or suspend operations. Registrant’s management intends to seek additional capital, if possible, and may continue to explore possible business combination opportunities if such opportunities are presented. Additional capital is also needed to fund programs and activities designed to increase Registrant’s operating revenues to levels that will sustain its operations.

During 2003, Registrant developed and began to market a new technology, named “Rub-n-Color”, which consists of a system of removable dyes in a large variety of colors that can be activated through rubbing with a fingernail or a firm object. Registrant believes this technology, developed in late 2003, has applications in children’s activity products such as a coloring book without crayons and in educational testing review products. Registrant has demonstrated this technology to several potential licensees. There can be no assurances that these initiatives will generate additional operating revenues that will allow Registrant to sustain its operations.

Anti-Counterfeiting and Anti-Diversion Technologies and Products

Continuing developments in copying and printing technologies have made it ever easier to counterfeit a wide variety of documents. Lottery tickets, gift certificates, event and transportation tickets, travelers’ checks and the like are all susceptible to counterfeiting, and Registrant believes that losses from such counterfeiting have increased substantially with improvements in these technologies. Product counterfeiting has long caused losses to manufacturers of brand name products, and Registrant believes these losses have also increased as the counterfeiting of labeling and packaging has become easier.

Back to Contents

Registrant’s document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document. The invisible printing can be activated or revealed by use of a special highlighter pen when authentication is required. This technology is marketed under the trademark COPIMARK™. Other variations of the COPIMARK™ technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi’s RUB & REVEAL® system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as merchandise receipts, checks, travelers’ checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). Registrant’s related invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. Management believes that the “track and trace” capability provided by this technology should be attractive to brand owners and marketers. In late 2003, Registrant participated in a national public meeting held by the US Food and Drug Administration that focused on the problem of counterfeit and diverted pharmaceutical products where Registrant’s patented anti-counterfeiting and anti-diversion technologies were presented to the meeting attendees.

Document Security Products

Registrant continues to offer a line of burgundy colored papers that deter photocopying and transmission by facsimile. This colored paper inhibits photocopier reproduction at the cost of loss of easy legibility to the reader. Registrant currently offers its copy resistant papers in three grades, each balancing improved copy resistance against diminished legibility. Registrant also sells user defined, pre-printed forms on which selected areas are colored to inhibit reproduction. An example is a doctor’s prescription form with the signature area protected. This product line is called SELECTIVE NOCOPI™. Registrant also offers several inks that impede photocopying by color copiers. This technology is called COLORBLOC®.

Since late 1999, Registrant has, in addition to marketing its own technologies and products, acted as a distributor for a line of Pantograph security paper. This patented product, complementary to the Registrant’s line of security paper, produces a message, such as “unauthorized copy”, when a copy of an original document that was printed or typed on the Pantograph paper, is reproduced on a photocopier. This product line is called COPI-ALERT.

Entertainment and Toy Products

In late 2003, after the re-employment of two former members of the Registrant’s technical staff, a new technology was developed that consists of removable dyes that can be produced in a variety of colors and can be revealed by rubbing with a fingernail or other firm object such as a plastic pen cap. This technology has been named Rub-n-Color. Registrant believes that this new technology does not compromise the confidentiality of its security and authentication technologies. Applications include children’s activity products such as a coloring book without crayons or a restaurant place mat, educational instruction books, testing review manuals. Registrant has obtained certifications of non-toxicity from the Consumer Products Services, Inc. and the American Society for Testing and materials laboratories. In February 2004, Registrant inaugurated its marketing efforts for this new technology at the American International Toy Fair in New York City. As a result of its participation, Registrant has identified a number of potential licensees in the children’s and educational markets and has had preliminary contact, to date consisting primarily of negotiating non-disclosure and non-analysis agreements, with several businesses in these target markets. There are no assurances that the resources that Registrant, even with additional investment, can devote to marketing and further technical development of this new product line will be sufficient to increase the Company’s revenues to levels resulting in positive cash flow.

Back to Contents

The following table illustrates the approximate percentage of Registrant’s revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31,
Product Type	2003	2002

Anti-Counterfeiting & Anti-Diversion Technologies and Products	82%	79%
Document Security Products	18%	21%
Entertainment and Toy Products	*	*

* Not marketed.

Marketing

The marketing approach of Registrant is to offer sufficient flexibility in its products and technologies so as to provide cost effective solutions to a wide variety of counterfeiting, diversion and copier fraud problems. As a technology company, Registrant generates revenues primarily by collecting license fees from market-specific manufacturers who incorporate Registrant’s technologies into their manufacturing process and their products. Registrant also licenses its technologies directly to end-users.

Registrant has identified a number of major markets for its technologies and products, including security printers, manufacturers of labels, packaging materials and specialty paper products and distributors of brand name products. Within each market, key potential users have been identified, and several have been licensed. Within North America, sales efforts include direct selling by company personnel to create end user demand and selling through licensee sales forces and sales agents with support from company personnel. Registrant has determined that technical sales support by its personnel is of great importance to increasing its licensees’ sales of products incorporating Registrant’s technologies and, therefore, seeks to maintain, to the extent permitted by its limited resources, its commitment to providing such support.

Since 1999, Registrant’s management has refocused the company’s marketing efforts somewhat in view of the limited resources available to the Company for marketing and the need to improve the Registrant’s cash flow. Current marketing efforts are focused on Registrant’s more mature technologies that can be utilized by customers with relatively less development efforts.

As continued improvements in color copier and desktop publishing technology make counterfeiting and fraud opportunities less expensive and more available, Registrant intends, to the extent feasible, to maintain an interactive product development and enhancement program with the combined efforts of marketing, applications engineering and research and development. Registrant’s objective is to concentrate its efforts on developing market-ready products with the most beneficial ratios of market potential to development time and cost.

Except in Europe, Registrant markets its technologies through its own employees and through independent sales representatives. In Europe, its security technologies are marketed by Euro-Nocopi, S.A., a former affiliate of Registrant which holds certain European rights with respect to those technologies.

Registrant is presently considering a number of marketing strategies for its newly developed “Rub-n-Color” product line including licensing and direct sales through product retailers.

Registrant has taken several steps to improve the marketing of its technologies. These include the implementation of a new web site and online store designed both to more effectively promote the Company’s products and to provide for smoother online ordering of certain products.

Back to Contents

Major Customers

During 2003, Registrant made sales or obtained revenues equal to 10% or more of Registrant’s 2003 total revenues from three non-affiliated customers who individually accounted for approximately 22%, 17% and 10% of 2003 revenues.

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

Registrant has established a quality control program that currently entails laboratory analysis of developed technologies. When warranted, Registrant’s specially trained technicians travel to third party production facilities to install equipment, train client staff and monitor the manufacturing process.

Patents

Nocopi has received various patents and/or has patents pending in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. Patent applications for Registrant’s technology (including improvements in the technology) have also been filed in numerous other jurisdictions where commercial usage is foreseen, including other countries in Europe, Japan, Australia, and New Zealand, and the rights under such applications have been assigned to Registrant. Registrant’s patent counsel, which conducted the appropriate searches in Canada and the United States, has reviewed the results of searches conducted in Europe and advised management that effective patent protection for Registrant’s technology should be obtainable in all countries in which the patent applications have been filed. There can be no assurance, however, that such protection will be obtained.

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

The granting of a patent does not prevent a third party from seeking a judicial determination that the patent is invalid. Such challenges to the validity of a patent are not uncommon and are occasionally successful. There can be no assurance that a challenge will not be filed to one or more of Registrant’s patents and that, if filed, such challenge(s) will not be successful.

In the United States and Canada, the details of the product or process that is the subject of a patent application are not publicly disclosed until a patent is granted. However, in some other countries, patent applications are automatically published at a specified time after filing.

Research and Development

Nocopi has been involved in research and development since its inception. Although Registrant’s deteriorating financial condition has forced it to reduce funding for research and development in recent years, it intends to continue its research and development activities in three areas, to the extent feasible. First, Registrant will seek to continue to refine its present family of products. Second, Registrant will seek to develop specific customer applications. Finally, Registrant will seek to expand its technology into new areas of implementation. There can be no assurances that Registrant will be able to obtain funds necessary to continue its research and development activities.

Back to Contents

During the years ended December 31, 2003 and 2002, Nocopi expended approximately $202,800 and $254,100 respectively, on research and development.

Competition

In the area of document and product authentication and serialization, Registrant is aware of other technologies, both covert and overt surface marking techniques, requiring decoding implements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes the Registrant markets its covert technologies. These include, among others, biological DNA codes, microtaggants, thermochronic, UV and infrared inks as well as encryption, 2D symbology and laser engraving. Registrant believes its patented and proprietary technologies provide a unique and cost-effective solution to the problem of counterfeiting and gray marketing in the document and product authentication markets it has traditionally sought to exploit. Registrant knows of one large company that recently began to offer an expanding portfolio of product security solutions, some of which may be competitive with Registrant’s authentication technologies. In order both to minimize the adverse effect of this new competition and to participate in the competitor’s success, it has entered into a license agreement with this competitor so that products incorporating Registrant’s technologies can be offered as part of this portfolio.

Registrant is not aware of any competitors that market paper which functions in the same way as Nocopi security papers, although management is aware of a limited number of competitors which are attempting different approaches to the same problems which Registrant’s products address. Registrant is aware of a Japanese company that has developed a film overlay that is advertised as providing protection from photocopying. Registrant has examined the film overlay and believes that it has a limited number of applications. Nocopi security paper is also considerably less expensive than the film overlay.

Other indirect competitors are marketing products utilizing the hologram and copy void technologies. The hologram, which has been incorporated into credit cards to foil counterfeiting, is considerably more costly than Registrant’s technology. Copy void is a security device that has been developed to indicate whether a document has been photocopied. Registrant also markets a product that has similar features to the copy void technology.

The Educational and Toy Products markets include numerous potential competitors who have significantly greater financial resources and presence in these markets than Registrant.

Registrant currently has extremely limited resources, and there can be no assurance that other businesses with greater resources than Registrant will not enter Registrant’s markets and compete successfully with Registrant.

Euro-Nocopi, S.A.

Registrant formed Euro-Nocopi, S.A. in 1994, to market the Company’s technologies in Europe under an exclusive licensing arrangement. Registrant then owned approximately an 18% interest in Euro-Nocopi, S.A. During 2000, there arose between Registrant and Euro-Nocopi, S.A. a number of areas of conflict and dispute, leading each party to the licensing arrangement to assert informally that the other was in breach of its obligations under that arrangement.

In December 2000, Registrant was informed by Euro-Nocopi, S.A. that it had adopted resolutions to liquidate and dissolve. In December 2000, Registrant terminated its license agreement with Euro-Nocopi, S.A. and discontinued the provision of support (including the sale of proprietary inks) to Euro Nocopi, S.A. and its customers. Euro-Nocopi S.A. responded by denying that Registrant’s termination of the licensing agreement was permissible or effective, and by asserting a claim that, as a result of alleged breaches of the licensing arrangement by Registrant, it was entitled to a royalty-free license to exploit Registrant’s technologies in Europe.

In March 2001, Euro-Nocopi, S.A. commenced an arbitration proceeding before the American Arbitration Association against Registrant asserting a claim for an award in the nature of a declaratory judgment to the effect that, because Registrant had (allegedly) breached the license agreement, Euro-Nocopi, S.A. was entitled to a perpetual royalty-free license to exploit Registrant’s technologies in Europe. The matter was resolved by a settlement in June 2003. The settlement and proceedings are described below under the heading “Legal Proceedings.”

Back to Contents

Employees

At March 31, 2004, Registrant had four full-time and two part-time employees. In late 2003, Registrant hired two former employees who have significant knowledge of the Registrant’s technologies and production methods. Registrant believes that its relations with its employees are good.

Financial Information about Foreign and Domestic Operations

Certain information concerning Registrant’s foreign and domestic operations is contained in Note 9 to Registrant’s Financial Statements included elsewhere in this Annual Report on Form 10-KSB.

ITEM 2. PROPERTIES

Registrant’s corporate headquarters, research and ink production facilities are located at 9C Portland Road, West Conshohocken, Pennsylvania 19428. Its telephone number is (610) 834-9600. These premises consist of approximately 5,000 square feet of space in a multi-tenant building leased from an unaffiliated third party under a lease expiring in March 2008. Current monthly rental under this lease is $2,813 escalating four percent on each anniversary date of the lease. Registrant is also responsible for its pro-rata share of the operating costs of the building. Registrant has incurred leasehold improvement expenditures of approximately $70,000 through December 31, 2003 and believes that additional leasehold improvement expenditures will not be significant. Registrant believes that this space will be adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

Except as set forth below, Registrant is not aware of any material pending litigation (other than ordinary routine litigation incidental to its business where, in management’s view, the amount involved is less than 10% of Registrant’s current assets) to which Registrant is or may be a party, or to which any of its properties is or may be subject, nor is it aware of any pending or contemplated proceedings against it by any governmental authority. Registrant knows of no material legal proceedings pending or threatened, or judgments entered against, any director or officer of Registrant in his capacity as such.

In March 2001, Euro-Nocopi, S.A. commenced arbitration proceedings against Registrant before the American Arbitration Association in New York, NY. In these proceedings, Euro-Nocopi, S.A. has sought an award in the nature of a declaratory judgment to the effect that, due to alleged breaches by Registrant of the licensing arrangement between Registrant and Euro-Nocopi. S.A., it was entitled to a royalty-free license to exploit Registrant’s technologies in Europe.

These arbitration proceedings were resolved by a settlement reached in June 2003. Under the agreement settling the dispute, Euro-Nocopi, S.A.’s exclusive license with respect to Registrant’s existing security technologies was reinstated and amended; Registrant’s equity interest in Euro-Nocopi, S.A. was redeemed; Euro-Nocopi, S.A. agreed to pay to Registrant the sum of $1.1 million (of which $900,000 was paid currently with the balance due in four annual installments commencing in March 2004); and the parties exchanged full releases.

In March 2001 certain shareholders of Euro-Nocopi, S.A. filed suit in a court in Paris, France against certain current and former officers and directors of Registrant, and against a licensee of Registrant. Registrant is not named as a defendant in the suit. The suit seeks damages in excess of $7 million from the defendants for various alleged acts of oppression, self-dealing and fraud in connection with the organization and capitalization of Euro-Nocopi, S.A., the management of that company and Registrant’s management of its relationship with that company. The defendants in this litigation have denied any liability to the plaintiffs and have claimed indemnification from Registrant in connection with the lawsuit, and Registrant has advanced certain funds toward payment of the costs of defense.

Back to Contents

Under the settlement of the arbitration proceedings referred to above, this lawsuit was to be substantially resolved, without any liability of, or payment by, any of the individual defendants or by Registrant. This resolution has not yet been implemented and cannot be implemented until Registrant resolves issues raised by its former French counsel relating to fees due it for its services in connection with the litigation as well as other services rendered to Registrant. Under French rules governing lawyers and their relations with clients, new counsel, which Registrant must retain to effectuate the resolution of the underlying French lawsuit, cannot be retained until its former French counsel has indicated that its claims for legal fees have been satisfied. Registrant is seeking to resolve its dispute with its former counsel in order that the litigation settlement can be effectuated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2003, no matters were submitted to a vote of Registrant’s security holders.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant’s Common Stock is traded on the over-the-counter market and quoted on the NASD over-the-counter Bulletin Board under the symbol “NNUP”. The table below presents the range of high and low bid quotations of Registrant’s Common Stock by calendar quarter for the last two full fiscal years and for a recent date, as reported by the National Quotation Bureau, Inc. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, such quotations do not represent actual transactions.

	High Bid	Low Bid
January 1, 2002 to March 31, 2002	$.16	$.10
April 1, 2002 to June 30, 2002	$.11	$.07
July 1, 2002 to September 30, 2002	$.08	$.05
October 1, 2002 to December 31, 2002	$.08	$.05

January 1, 2003 to March 31, 2003	$.07	$.03
April 1, 2003 to June 30, 2003	$.05	$.04
July 1, 2003 to September 30, 2003	$.20	$.04
October 1, 2003 to December 31, 2003	$.20	$.08

January 1, 2004 to March 31, 2004	$.24	$.13

As of March 31, 2004, 45,972,241 shares of Registrant’s Common Stock were outstanding. The number of holders of record of Registrant’s Common Stock was approximately 1,100. However, Registrant estimates that it has a significantly greater number of Common Stockholders because a number of shares of Registrant’s Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 45,972,241 shares of Common Stock which are outstanding, Registrant, at March 31, 2004, has reserved for issuance 2,700,000 shares of its Common Stock which underlie options to purchase Common Stock of the Registrant. Under the terms of a Subscription Agreement under which 3,333,333 shares of Registrant’s common stock were purchased from the Registrant by an investment partnership in late 2002, one of whose partners is a director of Registrant, Registrant has agreed to issue 40,000,000 warrants, at varying prices ranging from $.10 per share to $.25 per share, exercisable during various periods through year-end 2003 through year-end 2006, subject to partial rollover and extension, to the partnership. The issuance of the warrants are subject to the negotiation and agreement of the Registrant and the investors on the definitive terms thereof and also to the approval by the Registrant’s common stockholders of an amendment to the Registrant’s charter to increase its authorized capital to a number of shares sufficient to permit exercise of the warrants. At March 31, 2004, the definitive warrant agreement had not yet been negotiated and the Company’s stockholders have not been presented with an amendment to increase the Company’s authorized capital.

Registrant has paid no cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

Back to Contents

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Information

The information in this Management’s Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include those described in “Uncertainties That May Affect the Company, its Operating Results and Stock Price.” The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

Results of Operations

The Company’s revenues are derived from royalties paid by licensees of the Company’s technologies, fees for the provision of technical services to licensees and from the direct sale of products incorporating the Company’s technologies, such as inks, security paper and pressure sensitive labels, and equipment used to support the application of the Company’s technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by the Company’s licensees in certain cases and additional royalties which typically vary with the licensee’s sales or production of products incorporating the licensed technology. Service fee and sales revenues vary directly with the number of units of service or product provided.

Because the Company has a relatively high level of fixed costs, its operating results are substantially dependent on revenue levels. Because revenues derived from licenses and royalties carry a much higher gross profit margin than other revenues, operating results are also significantly affected by changes in revenue mix.

Both the absolute amounts of the Company’s revenues and the mix among the various sources of revenue are subject to substantial fluctuation. The Company has a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on the Company’s total revenue and on its revenue mix and overall financial performance. Such changes may result from a customer’s product development delays, engineering changes, changes in product marketing strategies and the like. In addition, certain customers have, from time to time, sought to renegotiate certain provisions of their license agreements and, when the Company agrees to revise terms, revenues from the customer may be affected.

Revenues for 2003 were $571,500, a decline of 22%, or $165,300, from $736,800 in 2002. Licenses, royalties and fees declined in 2003 by 26% to $327,700 from $441,100 in 2002. The reduction in licenses, royalties and fees is due primarily to the termination or non-renewal of license arrangements with three licensees during 2003 offset in part by revenues from a new licensee. Product and other sales decreased by $51,900, or 18% to $243,800 in 2003 from $295,700 in 2002. The decrease in product sales reflects a lower level of sales of the Company’s line of security papers in 2003 compared to 2002.

Gross profit declined to $259,400 or 45% of revenues in 2003 from $358,000 or 49% of revenues in 2002. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit gross profit percentage in 2003 compared to 2002 results principally from a decrease in revenues represented by licenses, royalties and fees combined with lower sales of ink and paper, accompanied by a $66,700 reduction in total costs.

Back to Contents

Research and development expenses decreased to $202,800 in 2003 from $254,100 in 2002. The decrease in 2003 relates primarily to the termination at December 31, 2002 of a consulting agreement with a former executive officer and director of the Company.

Sales and marketing expenses decreased to $171,500 in 2003 from $269,900 in 2002. The decrease relates primarily to the departure of a sales executive late in the first quarter of 2003. Sales and marketing expenses in 2003 includes fees of approximately $18,000 paid to a member of the partnership that acquired 3,333,333 shares of the Company’s common stock in late 2002 who was engaged as a sales and marketing consultant in accordance with the terms of the subscription agreement.

General and administrative expenses (exclusive of legal expenses) decreased to $239,100 in 2003 from $269,600 in 2002 as the Company continued during 2003 to strictly limit its expenditures to conserve its cash resources. The decline in 2003 compared to 2002 relates to lower audit fees and consulting expenses in 2003 compared to 2002.

Legal expenses decreased to $87,300 in 2003 from $479,600 in 2002. Legal fees for 2003 associated with the Euro-Nocopi, S.A. arbitration proceedings that were settled in June 2003 were offset against the settlement proceeds. In 2002, the arbitration related legal fees were included in legal expenses.

Other income (expense) includes interest income on funds invested and interest expense on the Demand Loans. Net proceeds from arbitration settlement includes the net gain of $909,400 in 2003 representing the proceeds of the arbitration settlement with Euro-Nocopi, S.A., net of the Company’s $110,600 investment in Euro-Nocopi, S.A. and legal expenses incurred during 2003 related to the arbitration.

The net earnings of $458,800 in 2003 compared to the net loss of $924,500 in 2002 results primarily from the settlement of the arbitration proceedings with Euro-Nocopi, S.A. during 2003 and lower overhead expenses offset in part by the lower gross profit.

Plan of Operation, Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased to $89,900 at December 31, 2003 from $139,000 at December 31, 2002. During 2003, the Company received cash of $900,000 in settlement of its arbitration proceedings with Euro-Nocopi, S.A. and a further $4,500 in demand loans from its Chairman of the Board and used $938,600 to fund operations, working capital requirements, including the payment of certain accumulated professional fees and other obligations, and leasehold improvements at the new operating facility it occupied in the third quarter of 2003. The Company also repaid its Chairman of the Board $15,000 of the demand loans previously provided by him.

The loss of a number of customers during the past three years and the loss of periodic fees under the license agreement with Euro-Nocopi, S.A. commencing in 2000 have had a material adverse effect on the Company’s revenues and results of operations and upon its liquidity and capital resources. The receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. has permitted the Company to continue in operation to the current date. As a result of the settlement, a significant ongoing expense for related legal fees has been eliminated. Additionally, the Company has reduced staff and, during the third quarter of 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations during the second quarter of 2004.

The Company, in response to the ongoing adverse liquidity situation, has maintained a cost reduction program including staff reductions, where possible, and curtailment of discretionary research and development and sales and marketing expenses.

Back to Contents

The Company spent approximately $70,000 in leasehold improvements at its new operating facility during 2003 and does not currently plan any significant additional capital investment over the next twelve months.

Uncertainties That May Affect the Company, its Operating Results and Stock Price

The Company’s operating results and stock price are dependent upon a number of factors, some of which are beyond the Company’s control. These include:

Inability to Continue in Operation Without New Capital Investment. The Company had a negative working capital of $632,800 at December 31, 2003. Additionally, it experienced negative cash flow from operations of $78,800 (including $900,000 received in settlement of its arbitration proceedings with Euro-Nocopi, S.A.) in the year ended December 31, 2003. Management of the Company believes that while certain staff reductions initiated in 2003 and the move of the Company’s operations to a new facility, which was completed during the third quarter of 2003, will reduce the Company’s negative cash flow, it anticipates that the negative cash flow will continue until it can achieve revenue increases. Management believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations during the second quarter of 2004. It is uncertain whether the Company’s assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it may be forced to cease operations.

Possible Inability to Develop New Business. Even if the Company is able to raise cash through additional capital investment or otherwise, it must quickly improve its operating cash flow. Because the Company has already significantly reduced its operating expenses, Management believes that any significant improvement in the Company’s cash flow must result from increases in its revenues from traditional sources and from new revenue sources. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources the Company, even with additional investment, can devote to marketing and to research and development will be sufficient to increase the Company’s revenues to levels resulting in positive cash flow.

Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition has required it to significantly defer payments due vendors who supply raw materials and other components of the Company’s security inks, security paper that the Company purchases for resale and professional and other services. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. Delays in shipments to customers caused by the Company’s inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue to supply the Company with needed products could impact the Company’s ability to service its customers and adversely affect its customer and licensee relationships. While receipt of funds in conjunction with the settlement of the arbitration with Euro-Nocopi, S.A. has allowed the Company to continue in operation to the current date, there can be no assurances that the Company will be able to maintain its vendor relationships in an acceptable manner.

Uneven Pattern of Quarterly and Annual Operating Results. The Company’s revenues, which are derived primarily from licensing and royalties, are difficult to forecast due to the long sales cycle of the Company’s technologies, the potential for customer delay or deferral of implementation of the Company’s technologies, the size and timing of inception of individual license agreements, the success of the Company’s licensees and strategic partners in exploiting the market for the licensed products, modifications of customer budgets, and uneven patterns of royalty revenue and product orders. As the Company’s revenue base is not substantial, delays in finalizing license contracts, implementing the technology to initiate the revenue stream and customer ordering decisions can have a material adverse effect on the Company’s quarterly and annual revenue expectations and, as the Company’s operating expenses are substantially fixed, income expectations will be subject to a similar adverse outcome.

Back to Contents

Volatility of Stock Price. The market price for the Company’s common stock has historically experienced significant fluctuations and may continue to do so. The Company has, since its inception, operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company’s common stock is not listed on a national or regional securities exchange and, consequently, the Company receives limited publicity regarding its business achievements and prospects, nor do securities analysts and traders extensively follow it and it is thinly traded. The market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. It also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, the Company’s technologies could possibly be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by the Company’s adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on the Company’s rights. The Company’s adverse liquidity situation has also impacted its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company has paid approximately $7,000 in patent maintenance fees that are due during 2004 as advised by its patent counsel. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected and the value of the Company’s technologies and intellectual property (including their value upon a liquidation of the Company) could be substantially diminished.

Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this standard had no effect on the Company’s financial statements.

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

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction.” This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. The initial recognition and measurement provisions of this Interpretation are effective for guarantees issued or modified after December 31, 2002.

Back to Contents

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to SFAS 123”. SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods are effective for periods ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

In January 2003, subsequently revised in December 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities – An Interpretation of AARB N. 51. FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. FIN 46 provisions are required to be adopted for the first period ending after December 31, 2004 for a small business issuer.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments be classified as liabilities on the balance sheet. Previously, many of those financial statements were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of Registrant meeting the requirements of Regulation S-B (except section 228.310 and Article 11 of Regulation S-X thereof) are included herein beginning at page F-1 of this Annual Report on Form 10-KSB.

For information required with respect to this Item 7, see “Financial Statements and Schedules on pages F-1 through F-13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

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

Back to Contents

PART III

The information required by Part III, items 9 through 12 inclusive, of Form 10-KSB either (a) is incorporated by reference to Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders if filed by April 29, 2004 or (b) will be furnished by amendment to this Form 10-KSB to be filed by that date.

Back to Contents

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following Financial Statements are filed as part of this Annual Report on Form 10-KSB

PAGE
Report of Independent Certified Public Accountants	F-1

Balance Sheet as of December 31, 2003	F-2

Statements of Operations for the Years ended
December 31, 2003 and 2002	F-3

Statements of Stockholders’ Deficiency for
the Years ended December 31, 2003 and 2002	F-4

Statements of Cash Flows for the Years ended
December 31, 2003 and 2002	F-5

Notes to Financial Statements	F-6 to F-13

(b)	The Exhibit Index begins on Page 17 of this Annual Report on Form 10-KSB.

(c)	The Registrant filed the following Current Report on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-KSB.

October 17, 2003 – Press Release dated October 17, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has retained the public accounting firm of Cogen Sklar, LLP, (’Cogen’), whose principal business address is 150 Monument Rd., Suite 500, Bala Cynwyd, PA 19004, to perform its annual audit for inclusion of its report in Form 10-KSB, and perform SAS 100 reviews of quarterly information in connection with Form 10-QSB filings.

Audit Fees

During 2003 and 2002, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $21,000 and $21,000.

Audit-Related Fees

During 2003 and 2002, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2003 and 2002, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $4,000 and $4,500.

All Other Fees

During 2003 and 2002, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We do not presently have an audit committee. All of the services listed above were approved by Michael A. Feinstein, M.D., our Chief Executive Officer.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.
Registrant

Dated: April 14, 2004	By: /s/ Michael A. Feinstein, M.D.

Michael A. Feinstein, M.D. Chairman of the Board

Dated: April 14, 2004	By: /s/ Rudolph A. Lutterschmidt

Rudolph A. Lutterschmidt Vice President, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2004	/s/ Michael A. Feinstein, M.D.

Michael A. Feinstein, M.D., Chairman of the Board

Date: April 14, 2004	/s/ Stanley G. Hart

Stanley G. Hart, Director

Date: April 14, 2004	/s/ Richard Levitt.

Richard Levitt, Director

Date: April 14, 2004

Waldemar Maya, Jr., Director

Date: April 14, 2004	/s/ Claude Nash.

Claude Nash, Director

Date: April 14, 2004	/s/ Michael Solomon

Michael Solomon, Director

Back to Contents

The following Exhibits are filed as part of this Annual Report on Form 10-KSB:

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Articles of Amendment to Articles of Incorporation (3)

3.4	Article of Amendment to Articles of Incorporation (4)

3.5	Amendments to Bylaws (5)

10.1	Summary Plan Description for Nocopi Technologies, Inc. 401(k)
Profit Sharing Plan (2)

10.2	Nocopi Technologies, Inc. 1996 Stock Option Plan (3)

10.3	Nocopi Technologies, Inc. 1999 Stock Option Plan (4)

10.4	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (4)

10.5	Director Indemnification Agreement (5)

10.6	Officer Indemnification Agreement (5)

10.7	License Agreement with Westvaco Brand Security, Inc. (6)

10.8	Amendment to Westvaco License Agreement (6)

10.9	Amendment (No. 2) to Westvaco License Agreement (6)

10.10	Stock Purchase Agreement with Westvaco Brand Security, Inc. (6)

10.11	Registration Rights Agreement with Westvaco Brand Security, Inc. (6)

10.12	Collateral Assignment of Patent Rights to Westvaco Brand Security, Inc. (6)

10.13	Escrow Agreement with Westvaco Brand Security, Inc. (6)

10.14	Amendment (No. 3) to Westvaco License Agreement (7)

10.15	Subscription Agreement with Entrevest I Associates (7)

10.16	Lease Agreement dated March 19, 2003 relating to premises at
9 Portland Road, West Conshohocken, PA 19428 (7)

10.17	Settlement Agreement with Euro-Nocopi, S.A.

32.1	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.2	Certification of Chief Executive Officer required by Rule 13a-14(a).

99.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10, as filed with the Commission on or about August 19, 1992

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1993

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 1998

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2002

Back to Contents

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
of Nocopi Technologies, Inc.
West Conshohocken, Pennsylvania

We have audited the accompanying balance sheet of Nocopi Technologies, Inc. as of December 31, 2003 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ COGEN SKLAR, LLP

COGEN SKLAR, LLP

Bala Cynwyd, Pennsylvania
February 26, 2004

Back to Contents

Nocopi Technologies, Inc.
Balance Sheet

December 31 2003
Assets

Current assets
Cash and cash equivalents	$89,900
Accounts receivable less $15,000 allowance
for doubtful accounts	39,800
Arbitration settlement receivable	50,000
Prepaid and other	40,200

Total current assets	219,900

Fixed assets
Leasehold improvements	70,400
Furniture, fixtures and equipment	476,200

546,600
Less: accumulated depreciation and amortization	475,100

71,500
Other assets
Arbitration settlement receivable	150,000

$441,400

Liabilities and Stockholders’ Deficiency

Current liabilities
Demand loans	$149,900
Accounts payable	366,400
Accrued expenses	264,900
Deferred revenue	71,500

Total current liabilities	852,700

Commitments and contingencies

Stockholders’ deficiency
Series A preferred stock $1.00 par value
Authorized – 300,000 shares
Issued and outstanding – none
Common stock, $.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 45,972,241 shares	459,700
Paid-in capital	11,141,100
Accumulated deficit	(12,012,100)

(411,300)

$441,400

The accompanying notes are an integral part of these financial statements.

Back to Contents

Nocopi Technologies, Inc.
Statements of Operations

	Years ended December 31
	2003	2002

Revenues
Licenses, royalties and fees	$327,700	$441,100
Product and other sales	243,800	295,700

	571,500	736,800

Cost of sales
Licenses, royalties and fees	168,100	187,700
Product and other sales	144,000	191,100

	312,100	378,800

Gross profit	259,400	358,000

Operating expenses
Research and development	202,800	254,100
Sales and marketing	171,500	269,900
General and administrative
(exclusive of legal expenses)	239,100	269,600
Legal expenses	87,300	479,600

	700,700	1,273,200

Loss from operations	(441,300)	(915,200)

Other income (expenses)
Interest income	4,100	300
Interest and bank charges	(13,400)	(9,600)
Net settlement from arbitration	909,400	—

	900,100	(9,300)

Net earnings (loss)	$458,800	($924,500)

Basic and diluted earnings (loss) per common share	$.01	($.02)

Basic and diluted weighted average common shares outstanding	45,972,241	42,516,686

The accompanying notes are an integral part of these financial statements.

Back to Contents

Nocopi Technologies, Inc.
Statements of Stockholders’ Deficiency

For the Period January 1, 2002 through December 31, 2003

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance – January 1, 2002	39,122,241	$391,200	$10,798,600	$(11,546,400)

Sales of common stock	6,850,000	68,500	342,500

Net loss				(924,500)

Balance – December 31, 2002	45,972,241	459,700	11,141,100	(12,470,900)

Net earnings				458,800

Balance – December 31, 2003	45,972,241	$459,700	$11,141,100	($12,012,100)

The accompanying notes are an integral part of these financial statements.

Back to Contents

Nocopi Technologies, Inc.
Statements of Cash Flows

	Years ended December 31
	2003	2002
Operating Activities
Net earnings (loss)	$458,800	($924,500)
Adjustments to reconcile net earnings (loss) to
cash used in operating activities
Depreciation	12,900	18,700
Allowance for doubtful accounts, net	—	(6,200)

	471,700	(912,000)

(Increase) decrease in assets
Accounts receivable	(700)	6,700
Arbitration settlement receivable	(200,000)	—
Prepaid and other	(9,200)	(8,300)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(291,400)	423,400
Deferred revenue	(49,200)	57,700

	(550,500)	479,500

Net cash used in operating activities	(78,800)	(432,500)

Investing Activities
Additions to fixed assets	(70,400)	—
Investment in affiliate	110,600	—

Net cash provided by investment activities	40,200	—

Financing Activities
Issuance of common stock	—	411,000
Demand loans	4,500	160,400
Demand loan repayment	(15,000)	—

Net cash provided by (used in) financing activities	(10,500)	571,400

Increase (decrease) in cash and cash equivalents	(49,100)	138,900
Cash and cash equivalents
Beginning of year	139,000	100

End of year	$89,900	$139,000

The accompanying notes are an integral part of these financial statements.

Back to Contents

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

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

Estimates- The preparation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Cash and cash equivalents - Cash equivalents consist principally of time deposits and highly liquid investments with an original maturity of three months or less placed with major banks and financial institutions. Cash equivalents are carried at the lower of cost, plus accrued interest, or market value and are held in money market accounts at a local bank. At December 31, 2003, Nocopi’s investments in money market accounts amounted to $77,100.

Concentration of credit risk involving cash– During the year, the Company had deposits with a major financial institution that exceeded Federal Deposit Insurance limits. This financial institution has a strong credit rating, and Management believes that credit risk related to these deposits is minimal. The Company maintains uninsured cash balances at one financial institution. At December 31, 2003, the total balance was $77,100.

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

Patent costs are charged to expense as incurred due to the uncertainty of their recoverability as a result of the Company’s adverse liquidity situation.

Revenues, consisting primarily of license fees and royalties, are recorded as earned over the license term. Product sales are recognized upon shipment of products.

Income taxes- Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Back to Contents

Fair value- The carrying amounts reflected in the balance sheets for cash, cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments. The fair value of the settlement receivable approximates the carrying value because of the current low interest rates that would be used in discounting future cash flows. The fair values represent estimates of possible value that may not be realized in the future. The carrying value of the Demand Loans approximates the fair market value since the interest rate associated with the debt approximates the current market interest rate.

Earnings (loss) per share- The Company follows Statement of Financial Accounting Standards No. 128, ”Earnings Per Share” resulting in the presentation of basic and diluted earnings per share. Options to purchase 525,000 shares of common stock at exercise prices of $.30 and $.45 per share were outstanding during 2003 but were not included in the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. Because the Company reported a net loss in 2002, common stock equivalents, including stock options and warrants were anti-dilutive.

Comprehensive income (loss)- The Company follows Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Since the Company has no items of comprehensive income (loss), Comprehensive income (loss) is equal to net income (loss).

Recoverability of Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption of this standard, effective January 1, 2002, had no effect on the Company’s financial statements.

Recently Issued Accounting Standards

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

Back to Contents

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction.” This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. The initial recognition and measurement provisions of this Interpretation are effective for guarantees issued or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to SFAS 123”. SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods are effective for periods ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

In January 2003, subsequently revised in December 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities – An Interpretation of AARB N. 51. FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. FIN 46 provisions are required to be adopted for the first period ending after December 31, 2004 for a small business issuer.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments be classified as liabilities on the balance sheet. Previously, many of those financial statements were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

Back to Contents

3.	Going Concern

Since its inception, the Company has incurred significant losses and, as of December 31, 2003, had accumulated losses of $12,012,100. For the years ended December 31, 2003 and 2002, the Company’s losses from operations were $441,300 and $915,200, respectively. In addition, the Company had negative working capital of $632,800 at December 31, 2003. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

The receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. has permitted the Company to continue in operation to the current date. As a result of the settlement, the significant legal fees incurred in the arbitration will be eliminated. Additionally, the Company has reduced staff and, during the third quarter of 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations during the second quarter of 2004.

The Company’s independent certified public accountants have included a “going concern” explanatory paragraph in their audit report accompanying the 2003 financial statements. The paragraph states that the Company’s recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	Demand Loans

During 2003, the Company received additional unsecured loans of $4,500 from its Chairman of the Board and repaid $15,000 in loans previously made by this individual. At December 31, 2003 the total demand loans outstanding was $149,900. The loans bear interest at seven per cent per year and are payable on demand. The loans were used to finance the Company’s working capital requirements.

5.	Stockholders’ Deficiency

During January 2002, the Company sold 2,316,667 shares of its common stock to investors, including affiliates of the Company, for $139,000. In May 2002, the Company sold 1,200,000 shares of its common stock to non-affiliated investors for $72,000. One of the individuals who invested in May 2002 was later appointed to the Company’s Board of Directors in late May 2002.

Back to Contents

In mid-November, 2002, the Company entered into a subscription agreement with a partnership composed of Michael Solomon, a director of the Company, and three other persons pursuant to which the partnership agreed to acquire, in return for a subscription payment of $200,000, a total of 3,333,333 shares of the Company’s common stock, together with warrants to purchase an additional 40,000,000 shares of common stock in the aggregate at exercise prices ranging from $0.10 to $0.25 per share, during various periods through year-end 2003 through year-end 2006, subject to partial rollover and extension. The warrants are subject to the negotiation and agreement of the Company and the investors on the definitive terms thereof and also to the approval by the Company’s common stockholders of an amendment to the Company’s charter to increase its authorized capital to a number of shares sufficient to permit exercise of the warrants. This transaction was approved by the Company’s board of directors with Mr. Solomon abstaining. The Company received the partnership’s $200,000 subscription payment in early December 2002. At December 31, 2003, the definitive warrant agreement had not yet been negotiated and the Company’s stockholders have not been presented with an amendment to increase the Company’s authorized capital.

6.	Income Taxes

There is no provision for income taxes for 2003 due to the availability of net operating loss carryforwards for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At December 31, 2003, the Company had net operating loss carryforwards (“NOL’s”) approximating $11,500,000. These operating losses are available to offset future taxable income through the year 2023. As a result of the sale of the Company’s common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL’s carryforwards may be limited. Additionally, the utilization of these NOL’s if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no temporary differences for the years ended December 31, 2003 and 2002. The Company has established a 100% valuation allowance of approximately $4,700,000 at December 31, 2003 for the deferred tax assets due to the uncertainty of their realization.

7.	Commitments and Contingencies

The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2008.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2003 are: $34,800 – 2004; $36,100 – 2005; $37,600 –2006; $39,100 – 2007 and $9,900 – 2008.

Total rental expense under operating leases was $101,100 and $104,500 in 2003 and 2002, respectively.

The Company had a consulting agreement with a former executive officer and director, the term of which expired at December 31, 2002. The Board of Directors of the Company, in mid-2000, suspended cash payments to the consultant as a potential offset to certain payments made to the consultant by a licensee of the Company. All other provisions of the agreement remained in force throughout the term of the agreement. At December 31, 2003, unpaid consulting fees totaling $166,300 were included in Accrued Expenses on the Balance Sheet.

Back to Contents

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of its business. During late 2000 and early 2001 several legal and arbitration proceedings were commenced by the Company’s former European exclusive licensee and certain of its shareholders against the Company, certain former and present directors of the Company and against a licensee of the Company. These proceedings were settled during 2003 as described in Note 9.

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

A summary of stock options under the Company’s stock option plans follows:

	Number of Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2003 and 2002	525,000	$.30 and $.45	$.36

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Exercisable at year end: 2003 and 2002	525,000	$.30 and $.45	$.36

Options available for future grant under all plans:
2003 and 2002	2,175,000

The following table summarizes information about stock options outstanding at December 31, 2003:

Range of exercise prices	$.30 to $.45

Number outstanding at December 31, 2003	525,000

Weighted average remaining contractual life (years)	2.09

Weighted average exercise price	$.36

Exercisable options:
Number outstanding at December 31, 2003	525,000

Weighted average remaining Contractual life (years)	2.09

Weighted average exercise price	$.36

Back to Contents

No options were granted in 2003 or 2002.

The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for shares issued under performance share plans are recorded based upon the current market value of the Company’s stock at the end of each period. The Company has adopted the disclosure-only provisions of Statement of Financial accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” for employees and employee-directors as defined in SFAS No. 123. Compensation costs for grants to employees and directors would be determined based on the fair value at the date of grant in accordance with SFAS No. 123 and would be amortized over the vesting period of the option, which is generally two years. Had compensation cost for the Company’s stock option grants to employees and employee-directors been determined based on the fair value at the date of grants in accordance with the provisions of SFAS No. 123, the Company would have amortized the cost over the vesting period of the option. There was no pro forma effect on the Company’s net loss or the net loss per share applicable to common shares for 2003 and 2002, since no options were granted during these periods.

At December 31, 2003, the Company has reserved 2,700,000 shares of common stock for possible future issuance upon exercise of stock options. The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2003 or 2002.

9.	Settlement of Arbitration with Affiliate

In June 2003, the Company settled its arbitration proceeding commenced by Euro-Nocopi, S.A. (Euro). Under the terms of the settlement, Euro paid $900,000 to Nocopi and will pay an additional $200,000 in the future for back royalties and all other matters in dispute between the two companies, as well as the termination of Nocopi’s 18% ownership of Euro. As part of the Settlement, the Company and Euro entered into an amended and restated license pursuant to which the Company has agreed that Euro may continue to market the Company’s technologies in Europe. The $200,000 will be paid in four equal annual installments commencing in March 2004. The Company recorded a net settlement of $909,400 in 2003 representing the proceeds of the settlement net of the Company’s $110,600 investment in Euro and legal expenses incurred during 2003 related to the arbitration.

10.	Major Customer Information

The Company’s largest non-affiliate customers accounted for approximately 49% and 16% of revenues in 2003 and 2002, respectively, and approximately 56% of accounts receivable at December 31, 2003. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.