Form 10KSB/A
period 2003-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2004-04-29
CIK 888981

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

                   For the fiscal year ended    December 31, 2003
                                             -----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   --------------------    ---------------------

    Commission file number     0-20333
                           -----------------------------------------------------

                           Nocopi Technologies, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                    Maryland                                                    87-0406496
--------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

9C Portland Road, West Conshohocken, PA                                           19428
----------------------------------------                          ------------------------------------
(Address of principal executive offices)                                        (Zip Code)

Issuer's telephone number  (610) 834-9600
                           -----------------------------

Securities registered under Section 12(b) of the Exchange Act:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED

               None                                 Not Applicable
---------------------------------      -----------------------------------------

---------------------------------      -----------------------------------------

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

During 2003, Registrant settled its dispute with Euro-Nocopi, S.A., its former European licensee, relocated its operations to a smaller, lower cost facility after the termination of its lease at its former location and hired two former employees who have significant knowledge of the Registrant's technologies and production methods. The $900,000 received in the arbitration settlement with Euro-Nocopi, S.A. has permitted Registrant to continue in operation to the current date. It remains highly uncertain whether Registrant can achieve positive cash flow before its adverse liquidity forces it to cease or suspend operations. Registrant's management intends to seek additional capital, if possible, and may continue to explore possible business combination opportunities if such opportunities are presented. Additional capital is also needed to fund programs and activities designed to increase Registrant's operating revenues to levels that will sustain its operations.

During 2003, Registrant developed and began to market a new technology, named "Rub-n-Color", which consists of a system of removable dyes in a large variety of colors that can be activated through rubbing with a fingernail or a firm object. Registrant believes this technology, developed in late 2003, has applications in children's activity products such as a coloring book without crayons and in educational testing review products. Registrant has demonstrated this technology to several potential licensees. There can be no assurances that these initiatives will generate additional operating revenues that will allow Registrant to sustain its operations.

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

Registrant's document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document. The invisible printing can be activated or revealed by use of a special highlighter pen when authentication is required. This technology is marketed under the trademark COPIMARK(TM). Other variations of the COPIMARK(TM) technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi's RUB &

REVEAL(R) system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as merchandise receipts, checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). Registrant's related invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. Management believes that the "track and trace" capability provided by this technology should be attractive to brand owners and marketers. In late 2003, Registrant participated in a national public meeting held by the US Food and Drug Administration that focused on the problem of counterfeit and diverted pharmaceutical products where Registrant's patented anti-counterfeiting and anti-diversion technologies were presented to the meeting attendees.

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

ENTERTAINMENT AND TOY PRODUCTS

In late 2003, after the re-employment of two former members of the Registrant's technical staff, a new technology was developed that consists of removable dyes that can be produced in a variety of colors and can be revealed by rubbing with a fingernail or other firm object such as a plastic pen cap. This technology has been named Rub-n-Color. Registrant believes that this new technology does not compromise the confidentiality of its security and authentication technologies. Applications include children's activity products such as a coloring book without crayons or a restaurant place mat, educational instruction books, testing review manuals. Registrant has obtained certifications of non-toxicity from the Consumer Products Services, Inc. and the American Society for Testing and materials laboratories. In February 2004, Registrant inaugurated its marketing efforts for this new technology at the American International Toy Fair in New York City. As a result of its participation, Registrant has identified a number of potential licensees in the children's and educational markets and has had preliminary contact, to date consisting primarily of negotiating non-disclosure and non-analysis agreements, with several businesses in these target markets. There are no assurances that the resources that Registrant, even with additional investment, can devote to marketing and further technical development of this new product line will be sufficient to increase the Company's revenues to levels resulting in positive cash flow.

The following table illustrates the approximate percentage of Registrant's revenues accounted for by each type of its products for each of the two last fiscal years:

                                                                    Year Ended December 31,
                                                                    -----------------------

Product Type                                                        2003               2002
                                                                    ----               ----

Anti-Counterfeiting & Anti-Diversion Technologies and Products       82%                 79%
Document Security Products                                           18%                 21%
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

Registrant is presently considering a number of marketing strategies for its newly developed "Rub-n-Color" product line including licensing and direct sales through product retailers.

Registrant has taken several steps to improve the marketing of its technologies. These include the implementation of a new web site and online store designed both to more effectively promote the Company's products and to provide for smoother online ordering of certain products.

MAJOR CUSTOMERS

During 2003, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 2003 total revenues from three non-affiliated customers who individually accounted for approximately 22%, 17% and 10% of 2003 revenues.

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

In March 2001, Euro-Nocopi, S.A. commenced an arbitration proceeding before the American Arbitration Association against Registrant asserting a claim for an award in the nature of a declaratory judgment to the effect that, because Registrant had (allegedly) breached the license agreement, Euro-Nocopi, S.A. was entitled to a perpetual royalty-free license to exploit Registrant's technologies in Europe. The matter was resolved by a settlement in June 2003. The settlement and proceedings are described below under the heading "Legal Proceedings."

EMPLOYEES

At March 31, 2004, Registrant had four full-time and two part-time employees. In late 2003, Registrant hired two former employees who have significant knowledge of the Registrant's technologies and production methods. Registrant believes that its relations with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Certain information concerning Registrant's foreign and domestic operations is contained in Note 9 to Registrant's Financial Statements included elsewhere in this Annual Report on Form 10-KSB.

ITEM 2. PROPERTIES

Registrant's corporate headquarters, research and ink production facilities are located at 9C Portland Road, West Conshohocken, Pennsylvania 19428. Its telephone number is (610) 834-9600. These premises consist of approximately 5,000 square feet of space in a multi-tenant building leased from an unaffiliated third party under a lease expiring in March 2008. Current monthly rental under this lease is $2,813 escalating four percent on each anniversary date of the lease. Registrant is also responsible for its pro-rata share of the operating costs of the building. Registrant has incurred leasehold improvement expenditures of approximately $70,000 through December 31, 2003 and believes that additional leasehold improvement expenditures will not be significant. Registrant believes that this space will be adequate for its current needs.

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

In March 2001, Euro-Nocopi, S.A. commenced arbitration proceedings against Registrant before the American Arbitration Association in New York, NY. In these proceedings, Euro-Nocopi, S.A. has sought an award in the nature of a declaratory judgment to the effect that, due to alleged breaches by Registrant of the licensing arrangement between Registrant and Euro-Nocopi. S.A., it was entitled to a royalty-free license to exploit Registrant's technologies in Europe.

These arbitration proceedings were resolved by a settlement reached in June 2003. Under the agreement settling the dispute, Euro-Nocopi, S.A.'s exclusive license with respect to Registrant's existing security technologies was reinstated and amended; Registrant's equity interest in Euro-Nocopi, S.A. was redeemed; Euro-Nocopi, S.A. agreed to pay to Registrant the sum of $1.1 million (of which $900,000 was paid currently with the balance due in four annual installments commencing in March 2004); and the parties exchanged full releases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2003, no matters were submitted to a vote of Registrant's security holders.


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

As of March 31, 2004, 45,972,241 shares of Registrant's Common Stock were outstanding. The number of holders of record of Registrant's Common Stock was approximately 1,100. However, Registrant estimates that it has a significantly greater number of Common Stockholders because a number of shares of Registrant's Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 45,972,241 shares of Common Stock which are outstanding, Registrant, at March 31, 2004, has reserved for issuance 2,700,000 shares of its Common Stock which underlie options to purchase Common Stock of the Registrant. Under the terms of a Subscription Agreement under which 3,333,333 shares of Registrant's common stock were purchased from the Registrant by an investment partnership in late 2002, one of whose partners is a director of Registrant, Registrant has agreed to issue 40,000,000 warrants, at varying prices ranging from $.10 per share to $.25 per share, exercisable during various periods through year-end 2003 through year-end 2006, subject to partial rollover and extension, to the partnership. The issuance of the warrants are subject to the negotiation and agreement of the Registrant and the investors on the definitive terms thereof and also to the approval by the Registrant's common stockholders of an amendment to the Registrant's charter to increase its authorized capital to a number of shares sufficient to permit exercise of the warrants. At March 31, 2004, the definitive warrant agreement had not yet been negotiated and the Company's stockholders have not been presented with an amendment to increase the Company's authorized capital.

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

Revenues for 2003 were $571,500, a decline of 22%, or $165,300, from $736,800 in
2002. Licenses, royalties and fees declined in 2003 by 26% to $327,700 from $441,100 in 2002. The reduction in licenses, royalties and fees is due primarily to the termination or non-renewal of license arrangements with three licensees during 2003 offset in part by revenues from a new licensee. Product and other sales decreased by $51,900, or 18% to $243,800 in 2003 from $295,700 in 2002.
The decrease in product sales reflects a lower level of sales of the Company's line of security papers in 2003 compared to 2002.

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

PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $89,900 at December 31, 2003 from $139,000 at December 31, 2002. During 2003, the Company received cash of $900,000 in settlement of its arbitration proceedings with Euro-Nocopi, S.A. and a further $4,500 in demand loans from its Chairman of the Board and used $938,600 to fund operations, working capital requirements, including the payment of certain accumulated professional fees and other obligations, and leasehold improvements at the new operating facility it occupied in the third quarter of 2003. The Company also repaid its Chairman of the Board $15,000 of the demand loans previously provided by him.

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

In January 2003, subsequently revised in December 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - An Interpretation of AARB N. 51. FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. FIN 46 provisions are required to be adopted for the first period ending after December 31, 2004 for a small business issuer.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments be classified as liabilities on the balance sheet. Previously, many of those financial statements were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

Michael A. Feinstein, M.D., 57, Chairman of the Board of Directors since December 1999 and Nocopi's acting Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than twenty years, serving for more than ten years as the President of a group medical practice including three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle College and his M.D. from Jefferson Medical College. He has been an active private investor for more than thirty years, during which he has consulted with the management of the companies in which he invested on a number of occasions.

Stanley G. Hart, 43, a director since March 2001, is President and CEO of S.G. Hart Associates, LLC a Brand Security and Protection Consulting Company. Mr. Hart was President of Westvaco Brand Security, Inc., a wholly owned subsidiary of MeadWestvaco Corporation, from its formation in September 2000 to July 2003. Prior thereto, Mr. Hart served Westvaco Corporation (parent company of Westvaco Brand Security, Inc.) for more than ten years in various capacities, most recently as General Manager and Director of Westvaco's subsidiaries in Hong Kong, Shanghai and Taipei.

Richard Levitt, 47, a director since December 1999, has been engaged in the network services segment of the computer industry since 1988. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years has grown to over 100 employees and over $40 million in annual sales. Since founding XiTech, he has served as one of its corporate principals as a Network Consultant and as the Manager of its Network Sales force. In these capacities, Mr. Levitt played a crucial role in the strategic and financial planning for XiTech, as well as the development of new accounts. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University.

Waldemar Maya, Jr., 53, a director since December 1999, currently is a private business consultant. He served from 1999 to 2001 as Director of Finance, Airplane Services for the Boeing Company. Before joining Boeing, Mr. Maya had served from 1994 to 1998 as the Executive Vice President, Treasurer and Secretary of N.J. Malin & Associates, a Texas-based wholesaler of material handling equipment.

Claude H. Nash, Ph.D, 61, a director since August 2002, has been Vice President, Office of Research and Development of the University of Maryland Biotechnology Institute in Baltimore, MD since June 2003. Dr. Nash was a co-founder of ViroPharma, Inc., an Exton, Pennsylvania pharmaceutical company. Dr. Nash served as chairman of ViroPharma's board of directors from February 1997 until September 2002, as Chief Executive Officer and President from December 1994 until August 2000, and as one of its directors from its commencement of operations in 1994 to 2003. Dr. Nash presently serves as a consultant to ViroPharma. From 1983 until 1994, Dr. Nash served as Vice President, Infectious Disease and Tumor Biology at Schering-Plough Corporation, a pharmaceutical company. Dr. Nash received his Ph.D. from Colorado State University. Dr. Nash also is a director of Adolor Corporation and Assera Corporation.

Michael B. Solomon, CPA, 51, a director since May 2002, is currently the CEO of Rudney Solomon Cohen & Felzer PC and has been a shareholder or partner of the CPA firm since 1978. Mr. Solomon was also CEO of Omnikem Incorporated (a specialty chemical company) during the year 2000, which he successfully sold to Vulcan Materials Company on September 29, 2000. Mr. Solomon is a Director of Bennett's Trailer Co. Mr. Solomon is a 1974 Pennsylvania State University graduate and earned his CPA certificate in 1978.

Rudolph A. Lutterschmidt, 57, has been Vice President and Chief Financial Officer of the Company for more than five years, serving in this capacity on a part-time basis since January 2000. Since January 2002, Mr. Lutterschmidt has been employed by CitySort LP, a data to delivery mailing business, as its Chief Financial Officer. From January 2000 through November 2001, he had been employed as a management consultant by Smart & Associates, LLP, an accounting and professional services firm. He is a member of Financial Executives International, the Institute of Management Accountants and is a Certified Management Accountant.

The terms of the current directors will expire at the 2004 annual meeting of stockholders of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires persons who become directors and/or executive officers of a public company (such as Nocopi) to file reports with the SEC regarding their beneficial ownership of the company's securities. A report must be filed shortly after a person becomes an executive officer or director, and shortly after an executive officer or director experiences a change in his beneficial ownership of his company's securities. Except as set forth below, based on a review of all Forms 3, 4 and 5 submitted during or in respect of the Company's most recent fiscal year, to the Company's knowledge, none of its executive officers and directors failed to file, on a timely basis, reports required under Section 16 of the Exchange Act during or in respect of such year. Messrs. Nash, Solomon and Alan Rihm were appointed to the Company's Board of Directors during such year and thereby became subject to the Section 16 reporting requirements. The Company is not aware that any of them has yet filed a statement of beneficial ownership in respect of the Company's securities. Michael A. Feinstein, M.D., the Company's Chairman and Chief Executive Officer, has both directly and indirectly acquired common stock of the Company in a number of transactions for which he has failed to file Form 4 reports on a timely basis. The Company is advised that such reports are being prepared and will be filed promptly.

ITEM 10.  EXECUTIVE COMPENSATION

During 2003, the Company did not pay any compensation to Dr. Feinstein, who has served since February 2000 as the Company's acting Chief Executive Officer, and no other executive officer of the Company received compensation equal to or greater than $100,000. The Company does reimburse the expenses incurred by its officers in the performance of their duties.

DIRECTOR COMPENSATION

Directors have not been paid any fees for their services as such during the year ended December 31, 2003. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at Board of Directors meetings or other activities undertaken by them on behalf of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2004, the stock ownership of (1) each person or group known by the Registrant to beneficially own 5% or more of Registrant's common stock and (2) each director and Named Executive (as set forth under the heading "Executive Compensation") individually, and of all directors and executive officers of the Company as a group.

                                                                                               COMMON STOCK
                                                                                      --------------------------------
                                                                                         NUMBER
                                                                                       OF SHARES
                                                                                      BENEFICIALLY      PERCENTAGE OF
                                                                                         OWNED            CLASS (1)
                                                                                      -------------     --------------
NAME OF BENEFICIAL OWNER

 5% STOCKHOLDERS
  Westvaco Brand Security, Inc. (2)...............................................       3,917,030            8.5%
  Entrevest I Associates (3)......................................................       3,333,333            7.3%
 DIRECTORS AND OFFICERS
  Michael A Feinstein, M.D. (4)...................................................       1,823,667            4.0%
  Stanley G. Hart.................................................................               0              *
  Richard Levitt (5)..............................................................         285,800              *
  Waldemar Maya, Jr...............................................................               0              *
  Claude H. Nash  (6).............................................................          10,000              *
  Michael Solomon (7).............................................................         953,333            2.1%
  All Executive Officers and Directors as a Group (7 individuals).................       3,073,400           6.7%

_______________
* Less than 1.0%.

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

(2) As reflected in a Schedule 13D dated March 14, 2001 filed on behalf of Westvaco Brand Security, Inc.

(3) As reflected in a Schedule 13D/A dated January 19, 2004 filed on behalf of Entrevest I Associates.

(4) Includes 193,500 shares held by a pension plan of which Dr. Feinstein is a trustee.

(5)   Includes 400 shares owned by Mr. Levitt's wife.

(6)   Includes 10,000 shares owned by Mr. Nash's wife.

(7) Includes 833,333 shares representing Mr. Solomon's interest in Entrevest I Associates, a partnership that holds 3,333,333 shares.

The Company has entered into an agreement with Entrevest I Associates, a partnership of which Mr. Solomon is a partner, pursuant to which the Company issued to the partners on December 4, 2002 an aggregate of 3,333,333 shares constituting 8% of its then outstanding capital stock. Under the agreement, subject to certain conditions including approval by the Company's stockholders of an appropriate increase in the number of shares of common stock authorized by the Company's Articles of Incorporation, the partners have the right to purchase, at various times through December 31, 2006, at various prices ranging from $0.10 per share through $0.25 per share, an additional 40,000,000 shares of the Company's common stock. If the conditions to these rights are satisfied and such purchases are made (in whole or in substantial part), a change in control of the Company may occur.

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

(a) The following Financial Statements are filed as part of this Annual Report on Form 10-KSB/A

                                                                        PAGE
                                                                        ----
Report of Independent Certified Public Accountants                       F-1

Balance Sheet as of December 31, 2003                                    F-2

Statements of Operations for the Years ended
December 31, 2003 and 2002                                               F-3

Statements of Stockholders' Deficiency for
the Years ended December 31, 2003 and 2002                               F-4

Statements of Cash Flows for the Years ended
December 31, 2003 and 2002                                               F-5

Notes to Financial Statements                                        F-6 to F-13


(b)   The Exhibit Index begins on Page 19 of this Annual Report on Form
      10-KSB/A.

(c) The Registrant filed the following Current Report on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-KSB/A.

      October 17, 2003 - Press Release dated October 17, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has retained the public accounting firm of Cogen Sklar, LLP, ('Cogen'), whose principal business address is 150 Monument Rd., Suite 500, Bala Cynwyd, PA 19004, to perform its annual audit for inclusion of its report in Form 10-KSB, and perform SAS 100 reviews of quarterly information in connection with Form 10-QSB filings.

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

                            NOCOPI TECHNOLOGIES, INC.
                               Registrant

Dated: April 29, 2004          By: /s/ Michael A. Feinstein, M.D.
                               ----------------------------------
                               Michael A. Feinstein, M.D.
                               Chairman of the Board

Dated: April 29, 2004          By: /s/ Rudolph A. Lutterschmidt
                               --------------------------------
                               Rudolph A. Lutterschmidt
                               Vice President, Chief Financial Officer
                               and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 29, 2004           /s/ Michael A. Feinstein, M.D.
                               ------------------------------
                               Michael A. Feinstein, M.D., Chairman of the Board

Date: April 29, 2004           /s/ Stanley G. Hart
                               -------------------
                               Stanley G. Hart, Director

Date: April 29, 2004           /s/ Richard Levitt.
                               -------------------
                               Richard Levitt, Director

Date: April 29, 2004
                               ----------------------------------
                               Waldemar Maya, Jr., Director

Date: April 29, 2004           /s/ Claude Nash.
                               ----------------
                               Claude Nash, Director

Date: April 29, 2004           /s/ Michael Solomon
                               -------------------
                               Michael Solomon, Director

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

   10.17   Settlement Agreement with Euro-Nocopi, S.A. (8)

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

(1) Incorporated by reference to Registrant's Registration Statement on Form 10, as filed with the Commission on or about August 19, 1992

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996

(4) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1998

(5) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999

(6) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 2000

(7) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 2002

(8) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
 of Nocopi Technologies, Inc.
West Conshohocken, Pennsylvania

We have audited the accompanying balance sheet of Nocopi Technologies, Inc. as of December 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         /s/ COGEN SKLAR, LLP
                                                         --------------------
                                                         COGEN SKLAR, LLP

Bala Cynwyd, Pennsylvania
February 26, 2004

                            NOCOPI TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                            DECEMBER 31
                                                                               2003
                                                                               ----
                                                   ASSETS

 CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                      $89,900
  ACCOUNTS RECEIVABLE LESS $15,000 ALLOWANCE
   FOR DOUBTFUL ACCOUNTS                                                          39,800
  ARBITRATION SETTLEMENT RECEIVABLE                                               50,000
  PREPAID AND OTHER                                                               40,200
                                                                           -------------
   TOTAL CURRENT ASSETS                                                          219,900

 FIXED ASSETS
  LEASEHOLD IMPROVEMENTS                                                          70,400
  FURNITURE, FIXTURES AND EQUIPMENT                                              476,200
                                                                           -------------
                                                                                 546,600
  LESS: ACCUMULATED DEPRECIATION AND AMORTIZATION                                475,100
                                                                           -------------
                                                                                  71,500

 OTHER ASSETS
   ARBITRATION SETTLEMENT RECEIVABLE                                             150,000
                                                                           -------------
                                                                                $441,400
                                                                           =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
  DEMAND LOANS                                                                  $149,900
  ACCOUNTS PAYABLE                                                               366,400
  ACCRUED EXPENSES                                                               264,900
  DEFERRED REVENUE                                                                71,500
                                                                           -------------
   TOTAL CURRENT LIABILITIES                                                     852,700

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIENCY
  SERIES A PREFERRED STOCK $1.00 PAR VALUE
   AUTHORIZED - 300,000 SHARES
    ISSUED AND OUTSTANDING - NONE
 COMMON STOCK, $.01 PAR VALUE
   AUTHORIZED - 75,000,000 SHARES
   ISSUED AND OUTSTANDING - 45,972,241 SHARES                                    459,700
  PAID-IN CAPITAL                                                             11,141,100
  ACCUMULATED DEFICIT                                                        (12,012,100)
                                                                           -------------
                                                                                (411,300)
                                                                           -------------
                                                                                $441,400
                                                                           =============

The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                                                           YEARS ENDED DECEMBER 31
                                                                        2003                     2002
                                                                        ----                     ----

 REVENUES
  LICENSES, ROYALTIES AND FEES                                           $327,700                   $441,100
  PRODUCT AND OTHER SALES                                                 243,800                    295,700
                                                                 -----------------          -----------------
                                                                          571,500                    736,800
                                                                 -----------------          -----------------

 COST OF SALES
  LICENSES, ROYALTIES AND FEES                                            168,100                    187,700
  PRODUCT AND OTHER SALES                                                 144,000                    191,100
                                                                 -----------------          -----------------
                                                                          312,100                    378,800
                                                                 -----------------          -----------------
   GROSS PROFIT                                                           259,400                    358,000
                                                                 -----------------          -----------------

 OPERATING EXPENSES
  RESEARCH AND DEVELOPMENT                                                202,800                    254,100
  SALES AND MARKETING                                                     171,500                    269,900
  GENERAL AND ADMINISTRATIVE
    (EXCLUSIVE OF LEGAL EXPENSES)                                         239,100                    269,600
  LEGAL EXPENSES                                                           87,300                    479,600
                                                                 -----------------          -----------------
                                                                          700,700                  1,273,200
                                                                 -----------------          -----------------
   LOSS FROM OPERATIONS                                                  (441,300)                  (915,200)
                                                                 -----------------          -----------------

 OTHER INCOME (EXPENSES)
  INTEREST INCOME                                                           4,100                        300
  INTEREST AND BANK CHARGES                                               (13,400)                    (9,600)
  NET SETTLEMENT FROM ARBITRATION                                         909,400                          -
                                                                 -----------------          -----------------
                                                                          900,100                     (9,300)
                                                                 -----------------          -----------------
   NET EARNINGS (LOSS)                                                   $458,800                  ($924,500)
                                                                 =================          =================

 BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE                          $.01                      ($.02)



   BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        45,972,241                 42,516,686




 The accompanying notes are an integral part of these financial statements.

                                 NOCOPI TECHNOLOGIES, INC.
                          STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE PERIOD JANUARY 1, 2002 THROUGH DECEMBER 31, 2003

                                              COMMON STOCK         PAID-IN     ACCUMULATED
                                           SHARES       AMOUNT     CAPITAL       DEFICIT
                                           ------       ------     -------       -------

 BALANCE - JANUARY 1, 2002                39,122,241    $391,200  $10,798,600  $(11,546,400)

 SALES OF COMMON STOCK                     6,850,000      68,500      342,500

 NET LOSS                                                                          (924,500)
                                        ----------------------------------------------------
 BALANCE - DECEMBER 31, 2002              45,972,241     459,700   11,141,100   (12,470,900)

 NET EARNINGS
                                                                                    458,800
                                        ----------------------------------------------------
 BALANCE - DECEMBER 31, 2003              45,972,241    $459,700  $11,141,100  ($12,012,100)
                                          ==========    ========  ===========  ============


The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31
                                                                        2003                       2002
                                                                        ----                       ----
 OPERATING ACTIVITIES
  NET EARNINGS (LOSS)                                                    $458,800                  ($924,500)
  ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO
   CASH USED IN OPERATING ACTIVITIES
   DEPRECIATION                                                            12,900                     18,700
   ALLOWANCE FOR DOUBTFUL ACCOUNTS, NET                                         -                     (6,200)
                                                                 -----------------         ------------------
                                                                          471,700                   (912,000)

 (INCREASE) DECREASE IN ASSETS
  ACCOUNTS RECEIVABLE                                                        (700)                     6,700
  ARBITRATION SETTLEMENT RECEIVABLE                                      (200,000)                         -
  PREPAID AND OTHER                                                        (9,200)                    (8,300)
 INCREASE (DECREASE) IN LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                  (291,400)                   423,400
  DEFERRED REVENUE                                                        (49,200)                    57,700
                                                                 -----------------         ------------------
                                                                         (550,500)                   479,500
                                                                 -----------------         ------------------
   NET CASH USED IN OPERATING ACTIVITIES                                  (78,800)                  (432,500)

INVESTING ACTIVITIES
  ADDITIONS TO FIXED ASSETS                                               (70,400)                         -
  INVESTMENT IN AFFILIATE                                                 110,600                          -
                                                                 -----------------         ------------------
    NET CASH PROVIDED BY INVESTMENT ACTIVITIES                             40,200                          -

 FINANCING ACTIVITIES
  ISSUANCE OF COMMON STOCK                                                      -                    411,000
  DEMAND LOANS                                                              4,500                    160,400
  DEMAND LOAN REPAYMENT                                                   (15,000)                         -
                                                                 -----------------         ------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (10,500)                   571,400
                                                                 -----------------         ------------------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (49,100)                   138,900
 CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                                                       139,000                        100
                                                                 -----------------         ------------------
  END OF YEAR                                                             $89,900                   $139,000
                                                                 =================         ==================


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

      CASH AND CASH EQUIVALENTS - Cash equivalents consist principally of time deposits and highly liquid investments with an original maturity of three months or less placed with major banks and financial institutions. Cash equivalents are carried at the lower of cost, plus accrued interest, or market value and are held in money market accounts at a local bank. At December 31, 2003, Nocopi's investments in money market accounts amounted to $77,100.

      CONCENTRATION OF CREDIT RISK INVOLVING CASH - During the year, the Company had deposits with a major financial institution that exceeded Federal Deposit Insurance limits. This financial institution has a strong credit rating, and Management believes that credit risk related to these deposits is minimal. The Company maintains uninsured cash balances at one financial institution. At December 31, 2003, the total balance was $77,100.

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

      EARNINGS (LOSS) PER SHARE - The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share. Options to purchase 525,000 shares of common stock at exercise prices of $.30 and $.45 per share were outstanding during 2003 but were not included in the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. Because the Company reported a net loss in 2002, common stock equivalents, including stock options and warrants were anti-dilutive.

      COMPREHENSIVE INCOME (LOSS) - The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Since the Company has no items of comprehensive income (loss), Comprehensive income
      (loss) is equal to net income (loss).

      RECOVERABILITY OF LONG-LIVED ASSETS

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations
      - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of this standard, effective January 1, 2002, had no effect on the Company's financial statements.

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

      In January 2003, subsequently revised in December 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - An Interpretation of AARB N. 51. FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. FIN 46 provisions are required to be adopted for the first period ending after December 31, 2004 for a small business issuer.

      In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

      In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments be classified as liabilities on the balance sheet. Previously, many of those financial statements were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

3.    GOING CONCERN

      Since its inception, the Company has incurred significant losses and, as of December 31, 2003, had accumulated losses of $12,012,100. For the years ended December 31, 2003 and 2002, the Company's losses from operations were $441,300 and $915,200, respectively. In addition, the Company had negative working capital of $632,800 at December 31, 2003. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

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

      The Company's independent certified public accountants have included a "going concern" explanatory paragraph in their audit report accompanying the 2003 financial statements. The paragraph states that the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

5.    STOCKHOLDERS' DEFICIENCY

      During January 2002, the Company sold 2,316,667 shares of its common stock to investors, including affiliates of the Company, for $139,000. In May 2002, the Company sold 1,200,000 shares of its common stock to non-affiliated investors for $72,000. One of the individuals who invested in May 2002 was later appointed to the Company's Board of Directors in late May 2002.

      In mid-November, 2002, the Company entered into a subscription agreement with a partnership composed of Michael Solomon, a director of the Company, and three other persons pursuant to which the partnership agreed to acquire, in return for a subscription payment of $200,000, a total of 3,333,333 shares of the Company's common stock, together with warrants to purchase an additional 40,000,000 shares of common stock in the aggregate at exercise prices ranging from $0.10 to $0.25 per share, during various periods through year-end 2003 through year-end 2006, subject to partial rollover and extension. The warrants are subject to the negotiation and agreement of the Company and the investors on the definitive terms thereof and also to the approval by the Company's common stockholders of an amendment to the Company's charter to increase its authorized capital to a number of shares sufficient to permit exercise of the warrants. This transaction was approved by the Company's board of directors with Mr. Solomon abstaining. The Company received the partnership's $200,000 subscription payment in early December 2002. At December 31, 2003, the definitive warrant agreement had not yet been negotiated and the Company's stockholders have not been presented with an amendment to increase the Company's authorized capital.

6.    INCOME TAXES

      There is no provision for income taxes for 2003 due to the availability of net operating loss carryforwards for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At December 31, 2003, the Company had net operating loss carryforwards ("NOL's") approximating $11,500,000. These operating losses are available to offset future taxable income through the year 2023. As a result of the sale of the Company's common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL's carryforwards may be limited. Additionally, the utilization of these NOL's if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no temporary differences for the years ended December 31, 2003 and 2002. The Company has established a 100% valuation allowance of approximately $4,700,000 at December 31, 2003 for the deferred tax assets due to the uncertainty of their realization.

7.    COMMITMENTS AND CONTINGENCIES

      The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2008.

      Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2003 are:
      $34,800 - 2004; $36,100 - 2005; $37,600 - 2006; $39,100 - 2007 and $9,900
      - 2008.

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

      From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of its business. During late 2000 and early 2001 several legal and arbitration proceedings were commenced by the Company's former European exclusive licensee and certain of its shareholders against the Company, certain former and present directors of the Company and against a licensee of the Company. These proceedings were settled during 2003 as described in Note 9.

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

      A summary of stock options under the Company's stock option plans follows:

                                                                                         Exercise          Weighted
                                                                  Number of             Price Range        Average
                                                                   Shares                Per Share      Exercise Price
                                                                   ------                ---------      --------------

      Outstanding at December 31, 2003 and 2002                   525,000              $.30 and $.45         $.36
                                                                  =======              =============         ====

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

The following table summarizes information about stock options outstanding at December 31, 2003:



Range of exercise prices                           $.30 to $.45
                                                   ------------

Number outstanding at
  December 31, 2003                                   525,000
                                                      -------

Weighted average remaining contractual life
(years)                                                2.09
                                                       ----

Weighted average exercise price                        $.36
                                                       ----

Exercisable options:
   Number outstanding at
   December 31, 2003                                  525,000
                                                      -------

  Weighted average remaining
   Contractual life (years)                            2.09
                                                       ----

  Weighted average exercise price                      $.36
                                                       ----

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

9.    SETTLEMENT OF ARBITRATION WITH AFFILIATE

      In June 2003, the Company settled its arbitration proceeding commenced by Euro-Nocopi, S.A. (Euro). Under the terms of the settlement, Euro paid $900,000 to Nocopi and will pay an additional $200,000 in the future for back royalties and all other matters in dispute between the two companies, as well as the termination of Nocopi's 18% ownership of Euro. As part of the Settlement, the Company and Euro entered into an amended and restated license pursuant to which the Company has agreed that Euro may continue to market the Company's technologies in Europe. The $200,000 will be paid in four equal annual installments commencing in March 2004. The Company recorded a net settlement of $909,400 in 2003 representing the proceeds of the settlement net of the Company's $110,600 investment in Euro and legal expenses incurred during 2003 related to the arbitration.

10.   MAJOR CUSTOMER INFORMATION

      The Company's largest non-affiliate customers accounted for approximately 49% and 16% of revenues in 2003 and 2002, respectively, and approximately 56% of accounts receivable at December 31, 2003. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.