Form 10QSB
period 2004-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2004-05-17
CIK 888981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934.

                  For the quarterly period ended March 31, 2004.

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _________________ to ______________

                         Commission file number 0-20333

                            NOCOPI TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            MARYLAND                                       87-0406496
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                  9C Portland Road, West Conshohocken, PA 19428
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 834-9600
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No ______

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2004: Common stock, par value $.01 per share:
45,972,241 shares.

Transitional Small Business Disclosure Format (check one):  Yes ____   No __X__

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                                      INDEX


Part I. FINANCIAL INFORMATION                                             PAGE

         Item 1.  Financial Statements

                  Statements of Operations                                  1
                  Three Months ended March 31, 2004
                  and March 31, 2003

                  Balance Sheet                                             2
                  March 31, 2004

                  Statements of Cash Flows                                  3
                  Three Months ended March 31, 2004
                  and March 31, 2003

                  Notes to Financial Statements                           4 - 5


         Item 2.  Management's Discussion and Analysis of                 6 - 11
                  Financial Condition and Results of Operations


         Item 3. Controls and Procedures                                    12


Part II.  OTHER INFORMATION                                                 13

                           Signatures                                       14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS*
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31
                                                                              2004                  2003
                                                                          ---------------     ---------------
 REVENUES
  LICENSES, ROYALTIES AND FEES                                                   $77,600             $92,500
  PRODUCT AND OTHER SALES                                                         63,000              52,400
                                                                          ---------------     ---------------
                                                                                 140,600             144,900

 COST OF SALES
  LICENSES, ROYALTIES AND FEES                                                    31,900              35,800
  PRODUCT AND OTHER SALES                                                         30,600              31,600
                                                                          ---------------     ---------------
                                                                                  62,500              67,400
                                                                          ---------------     ---------------
   GROSS PROFIT                                                                   78,100              77,500

 OPERATING EXPENSES
  RESEARCH AND DEVELOPMENT                                                        52,000              49,200
  SALES AND MARKETING                                                             45,000              86,200
  GENERAL AND ADMINISTRATIVE (EXCLUSIVE OF LEGAL
   EXPENSES)                                                                      55,700              83,800
  LEGAL EXPENSES                                                                  33,400              76,000
                                                                          ---------------     ---------------
                                                                                 186,100             295,200
                                                                          ---------------     ---------------
   LOSS FROM OPERATIONS                                                         (108,000)           (217,700)

 OTHER INCOME (EXPENSES)
  INTEREST INCOME                                                                                        100
                                                                                     -
  INTEREST AND BANK CHARGES                                                       (3,400)             (3,400)
                                                                          ---------------     ---------------
                                                                                  (3,400)             (3,300)
                                                                          ---------------     ---------------
   NET LOSS                                                                    ($111,400)          ($221,000)
                                                                          ===============     ===============

 BASIC AND DILUTED LOSS PER COMMON SHARE                                           ($.00)              ($.00)


 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   45,972,241          45,972,241


*THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.
                                 BALANCE SHEET*
                                   (UNAUDITED)

                                                                                                     MARCH 31
                                                                                                       2004
                                                                                                 ---------------
                                     ASSETS
 CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                                              $11,300
  ACCOUNTS RECEIVABLE LESS $15,000 ALLOWANCE                                                              54,000
  ARBITRATION SETTLEMENT RECEIVABLE                                                                       50,000
  PREPAID AND OTHER                                                                                       23,000
                                                                                                 ---------------
   TOTAL CURRENT ASSETS                                                                                  138,300

 FIXED ASSETS
  LEASEHOLD IMPROVEMENTS                                                                                  71,200
  FURNITURE, FIXTURES AND EQUIPMENT                                                                      476,200
                                                                                                 ---------------
                                                                                                         547,400
  LESS: ACCUMULATED DEPRECIATION                                                                         480,200
                                                                                                 ---------------
                                                                                                          67,200
 OTHER ASSETS
  ARBITRATION SETTLEMENT RECEIVABLE                                                                      100,000
                                                                                                 ---------------
    TOTAL ASSETS                                                                                        $305,500
                                                                                                 ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
  DEMAND LOANS                                                                                         $149,900
  ACCOUNTS PAYABLE                                                                                      330,900
  ACCRUED EXPENSES                                                                                      295,900
  DEFERRED REVENUE                                                                                       51,500
                                                                                                 --------------
   TOTAL CURRENT LIABILITIES                                                                            828,200

 STOCKHOLDERS' DEFICIENCY
  COMMON STOCK, $.01 PAR VALUE
   AUTHORIZED - 75,000,000 SHARES
   ISSUED AND OUTSTANDING - 45,972,241  SHARES                                                          459,700
  PAID-IN CAPITAL                                                                                    11,141,100
  ACCUMULATED DEFICIT                                                                               (12,123,500)
                                                                                                 --------------
                                                                                                       (522,700)
                                                                                                 --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                     $305,500
                                                                                                 ==============


*THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS*
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED MARCH 31
                                                                               2004                2003
                                                                          ---------------     --------------
 OPERATING ACTIVITIES
  NET LOSS                                                                      ($111,400)         ($221,000)
  ADJUSTMENT TO RECONCILE NET LOSS TO CASH
   USED IN OPERATING ACTIVITIES
   DEPRECIATION                                                                     5,100              2,100
                                                                          ---------------     --------------
                                                                                 (106,300)          (218,900)

 (INCREASE) DECREASE IN ASSETS
  ACCOUNTS RECEIVABLE                                                             (14,200)             2,900
  ARBITRATION SETTLEMENT RECEIVABLE                                                50,000               -
  PREPAID AND OTHER                                                                17,200               (800)
 INCREASE (DECREASE) IN LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                            (4,500)            93,300
  DEFERRED REVENUE                                                                (20,000)              -
                                                                          ---------------     --------------
                                                                                   28,500             95,400
                                                                          ---------------     --------------
   NET CASH USED IN OPERATING ACTIVITIES                                          (77,800)          (123,500)

 INVESTING ACTIVITIES
  ADDITIONS TO FIXED ASSETS                                                          (800)              -
                                                                          ---------------     --------------
   NET CASH USED IN INVESTING ACTIVITIES                                             (800)              -
                                                                          ---------------     --------------
   DECREASE IN CASH AND CASH EQUIVALENTS                                          (78,600)           123,500)
   CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 89,900            139,000
                                                                          ---------------     --------------
   CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $11,300            $15,500
                                                                          ===============     ==============

*THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the "Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2003 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2003 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2004 may not be necessarily indicative of the operating results expected for the full year.

NOTE 2. GOING CONCERN

         Since its inception, the Company has incurred significant losses and, as of March 31, 2004, had accumulated losses of $12,123,500. For the years ended December 31, 2003 and 2002, the Company's losses from operations were $441,300 and $915,200, respectively. In addition, the Company had negative working capital of $689,900 at March 31, 2004. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

         The receipt of cash in the aggregate amount of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A., an independent licensee, has permitted the Company to continue in operation to the current date. As a result of the settlement, the significant legal fees incurred in the arbitration have been eliminated. Additionally, the Company has reduced staff and, in 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations during the second quarter of 2004.

NOTE 3. DEMAND LOANS

         The Company has unsecured loans from three individuals totaling $149,900, including $37,900 from the Company's Chairman of the Board, outstanding at March 31, 2004. The loans bear interest at seven per cent per year and are payable on demand.

NOTE 4. INCOME TAXES

         There is no income tax benefit for the losses for the three months ended March 31, 2004 and March 31, 2003 since Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5. LOSS PER SHARE

         Because the Company reported a net loss for the three months ended March 31, 2004 and March 31, 2003, common stock equivalents, consisting of stock options, were anti-dilutive.

NOTE 6. SUBSEQUENT EVENTS

         On April 30, 2004, the Company granted options to acquire 300,000 shares of its common stock to two consultants for services rendered and options to acquire 100,000 shares of its common stock to an officer of the Company. The options vest after one year and expire after five years.

         On April 30, 2004, the Company granted options to acquire 50,000 shares of its common stock to five directors of the Company. The options vested immediately and expire in five years.

         On April 30, 2004, the Board of Directors of the Company approved a directors' option plan (the "plan"). Under the plan, directors will receive options to acquire 100,000 shares of the Company's common stock per year contingent on attending at least 75% of the board meetings. The options will vest on January 1st of the subsequent year and expire five years from issuance.

ITEM 2.
                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING INFORMATION

     The following Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with our audited Financial Statements and Notes thereto for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

     While the Company's fixed costs have been reduced as a result of its relocation to a new location in 2003 and because the Company believes that further fixed cost reductions may not be achievable, its operating results are substantially dependent on revenue levels. Because revenues derived from licenses and royalties carry a much higher gross profit margin than other revenues, operating results are also substantially affected by changes in revenue mix.

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

     Revenues for the first quarter of 2004 were $140,600 compared to $144,900 in the first quarter of 2003, a 3% decrease. Licenses, royalties and fees decreased by $14,900, or 16%, in the first quarter of 2004 to $77,600 from $92,500 in the first quarter of 2003. The reduction in licenses, royalties and fees is due primarily to the termination during the April 2003 to March 2004 period of license arrangements with three licensees offset in part by license and royalty revenues received from one new licensee acquired during the same period. Product sales were $63,000 in the first quarter of 2003 compared to $52,400 in the first quarter of 2003, an increase of $10,600 or 20%. The increase in product sales results primarily from higher levels of sales of the Company's security inks in the first quarter of 2004 compared to the first quarter of 2003.

     The Company's gross profit increased to $78,100 in the first quarter of 2004 or 56% of revenues from $77,500 or 53% of revenues in the first quarter of 2003. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The first quarter 2004 gross profit was negatively impacted by the decline in revenues from licenses, royalties and fees; however, the Company benefited from lower rent and occupancy costs resulting from the move of the facility in the second half of 2003.

     Research and development expenses of $52,000 in the first quarter of 2004 approximated the $49,200 in the first quarter of 2003.

     Sales and marketing expenses decreased to $45,000 in the first quarter of 2004 from $86,200 in the first quarter of 2003. The decrease reflects departure of a sales executive late in the first quarter of 2003 and lower consulting fees in the first quarter of 2004 compared to the first quarter of 2003 offset in part by marketing costs associated with the introduction of the Company's new Rub-n-Color product for the Educational and Toy Market.

     General and administrative expenses (exclusive of legal expenses) decreased by $28,100 in the first quarter of 2004 to $55,700 from $83,800 in the first quarter of 2003. The decrease relates to lower costs involved in the acquisition of new patents, lower public relations expenses and lower rent and occupancy expenses resulting from the relocation of the facility in the second half of 2003.

     Legal expenses declined to $33,400 in the first quarter of 2004 from $76,000 in the first quarter of 2003. The decline results from the settlement of the arbitration proceedings between the Company and Euro-Nocopi, S.A. in the second quarter of 2003 resulting in the elimination of the arbitration related legal expenses offset in part by additional legal expenses related to compliance with recently enacted securities legislation and regulations.

     Other income (expense) includes interest expense on the Demand Loans.

     The net loss of $111,400 in the first quarter of 2004 compared to the net loss of $221,000 in the first quarter of 2003 results primarily from lower rent and occupancy costs due to the move to a new facility during 2003, staff reductions during 2003 and lower legal expense resulting from the arbitration settlement.

PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased to $11,300 at March 31, 2004 from $89,900 at December 31, 2003. The cash was used to fund operations over the three-month period.

     The loss of a number of customers during the past three years and the loss of periodic fees under the license agreement with Euro-Nocopi, S.A. commencing in 2000 have had a material adverse effect on the Company's revenues and results of operations and upon its liquidity and capital resources. The receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. has permitted the Company to continue in operation to the current date. As a result of the settlement, a significant ongoing expense for related legal fees has been eliminated. Additionally, the Company has reduced staff and, during the third quarter of 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional capital, in the form of debt, equity or both, it may be forced to cease operations during the second quarter of 2004.

     The Company, in response to the ongoing adverse liquidity situation, has maintained a cost reduction program including staff reductions and curtailment of discretionary research and development and sales and marketing expenses, where possible.

UNCERTAINTIES THAT MAY AFFECT THE COMPANY, ITS OPERATING RESULTS AND STOCK PRICE

The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

Inability to Continue in Operation Without Immediate New Equity Investment. The Company had a negative working capital of $689,900 at March 31, 2004 and experienced negative cash flow from operations of $77,800 in the three months ended March 31, 2004. Additionally, it experienced negative cash flow from operations of $78,800 (including $900,000 received in settlement of its arbitration proceedings with Euro-Nocopi, S.A.) in the year ended December 31, 2003. Management of the Company believes that while certain staff reductions initiated in 2003 and the move of the Company's operations to a new facility, which was completed during 2003, will reduce the Company's negative cash flow, it anticipates that the negative cash flow will continue until it can achieve revenue increases. Management believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional capital, in the form of debt, equity or both, it may be forced to cease operations during the second quarter of 2004. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it may be forced to cease operations.

Possible Inability to Develop New Business. Even if the Company is able to raise cash through additional capital or otherwise, it must quickly improve its operating cash flow. Because the Company has already significantly reduced its operating expenses, Management believes that any significant improvement in the Company's cash flow must result from increases in its revenues from traditional sources and from new revenue sources. The Company's ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities. There are no assurances that the resources the Company, even with additional capital, can devote to marketing and to research and development will be sufficient to increase the Company's revenues to levels resulting in positive cash flow.

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

Uneven Pattern of Quarterly and Annual Operating Results. The Company's revenues, which are derived primarily from licensing and royalties, are difficult to forecast due to the long sales cycle of the Company's technologies, the potential for customer delay or deferral of implementation of the Company's technologies, the size and timing of inception of individual license agreements, the success of the Company's licensees and strategic partners in exploiting the market for the licensed products, modifications of customer budgets, and uneven patterns of royalty revenue and product orders. As the Company's revenue base is not substantial, delays in finalizing license contracts, implementing the technology to initiate the revenue stream and customer ordering decisions can have a material adverse effect on the Company's quarterly and annual revenue expectations and, as the Company believes that further reductions in the fixed component of the Company's operating expenses may not be achievable, income expectations will be subject to a similar adverse outcome.

Volatility of Stock Price. The market price for the Company's common stock has historically experienced significant fluctuations and may continue to do so. The Company has, since its inception, operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company's common stock is not listed on a national or regional securities exchange and, consequently, the Company receives limited publicity regarding its business achievements and prospects, few securities analysts and traders follow it and it is thinly traded. The market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company's common stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 ("SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method used on reported results. The Company has adopted the disclosure requirements of SFAS 148 for the 2003 fiscal year. Adoption of this statement has affected the location of the Company's disclosure in the consolidated financial statements, but will not impact the Company's results of operation or financial position unless the Company changes to the fair value method of accounting for stock-based employee compensation.

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

In January 2003, subsequently revised December 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - An Interpretation of AARB No. 51. FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. FIN 46 provisions are required to be adopted for the first period ending after December 15, 2004 for a small business issuer.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires those instruments be classified as liabilities on the balance sheet. Previously, many of those financial statements were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

ITEM 3.   DISCLOSURE CONTROLS AND PROCEDURES

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation.

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


         (b) Reports on Form 8-K

             The Registrant filed the following Current Report on Form 8-K during the quarter ended March 31, 2004.

              February 4, 2004 - Letter to Shareholders dated February 4, 2004

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NOCOPI TECHNOLOGIES, INC.

DATE:  May 14, 2004            /s/ Michael A. Feinstein, M.D.
                               ------------------------------
                               Michael A. Feinstein, M.D.
                               Chairman of the Board

DATE:  May 14, 2004            /s/ Rudolph A. Lutterschmidt
                               ----------------------------
                               Rudolph A. Lutterschmidt
                               Vice President & Chief Financial Officer