Form 10QSB
period 2004-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2004-08-13
CIK 888981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _________________ to ______________

                         Commission file number 0-20333

                            NOCOPI TECHNOLOGIES, INC.
                     ---------------------------------------
                     (Exact name of small business issuer as
                           specified in its charter)

           MARYLAND                                       87-0406496
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                  9C Portland Road, West Conshohocken, PA 19428
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 834-9600
          -------------------------------------------------------------
                           (Issuer's telephone number)


      Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

      State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2004: Common stock, par value $.01 per share:
45,972,241 shares.

Transitional Small Business Disclosure Format (check one): Yes___  No_X_

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                                      INDEX

Part I.   FINANCIAL INFORMATION                                                                              PAGE

      Item 1.   Financial Statements                                                                         1

                  Statements of Operations for Three and Six Months
                  Ended June 30, 2004 and June 30, 2003                                                      1

                  Balance Sheet at June 30, 200                                                              2

                  Statements of Cash Flows for Six Months Ended June 30, 2004
                  and June 30, 2003                                                                          3

                  Notes to Financial Statements                                                              4-6

      Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results of Operations                                             7-13

      Item 3.   Controls and Procedures                                                                      14


Part II.  OTHER INFORMATION

      Item 1.   Legal Proceedings                                                                            15

      Item 2.   Changes in Securities and use of Proceeds                                                    15

      Item 3.   Defaults Upon Senior Securities                                                              15

      Item 4.   Submission of matters to a Vote of Security Holders                                          15

      Item 5.   Other Information                                                                            15

      Item 6.   Exhibits and Reports on Form 8-K                                                             15

SIGNATURES                                                                                                   16

INDEX TO EXHIBITS                                                                                            17


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            Nocopi Technologies, Inc.
                                            Statements of Operations
                                                  (unaudited)

                                                         Three Months ended June 30               Six Months ended June 30
                                                          2004               2003                  2004             2003
                                                         --------           --------              --------         --------
                                                                                                                   (Note 3)
Revenues
      Licenses, royalties and fees                       $ 95,300           $ 78,600              $172,900         $171,100
      Product and other sales                              49,000             75,400               112,000          127,800
                                                         --------           --------              --------         --------
                                                          144,300            154,000               284,900          298,900

Cost of sales
      Licenses, royalties and fees                         28,700             42,700                60,600           78,500
      Product and other sales                              22,300             36,400                52,900           68,000
                                                         --------           --------              --------         --------
                                                           51,000             79,100               113,500          146,500
                                                         --------           --------              --------         --------
Gross profit                                               93,300             74,900               171,400          152,400

Operating expenses
      Research and development                             42,000             49,400                94,000           98,600
      Sales and marketing                                  38,000             31,900                83,000          118,100
      General and administrative
        (exclusive of legal expenses)                     104,800             60,300               160,500          144,100
      Legal expenses                                       28,900             30,200                62,300           48,800
                                                         --------           --------              --------         --------
                                                          213,700            171,800               399,800          409,600
                                                         --------           --------              --------         --------
Loss from operations                                     (120,400)           (96,900)             (228,400)        (257,200)

Other income (expenses)
      Interest income                                        --                  200                  --                300
      Interest expense and bank charges                    (3,300)            (3,500)               (6,700)          (6,900)
      Net proceeds from arbitration settlement               --              932,700                  --            875,300
                                                         --------           --------              --------         --------
                                                           (3,300)           929,400                (6,700)         868,700
                                                         --------           --------              --------         --------
Net earnings (loss)                                     ($123,700)          $832,500             ($235,100)        $611,500
                                                         ========           ========              ========         ========

Basic and diluted earnings (loss) per
common share                                                ($.00)              $.02                 ($.01)            $.01

Weighted average common shares outstanding             45,972,241         45,972,241            45,972,241       45,972,241




*The accompanying notes are an integral part of these financial statements.


                                                    Nocopi Technologies, Inc.
                                                         Balance Sheet*
                                                           (unaudited)
                                                                                                June 30
                                                                                                  2004
                                                                                              -----------
                                                             Assets

Current assets
      Cash and cash equivalents                                                               $     7,700
      Accounts receivable less $15,000 allowance                                                   55,600
      Arbitration settlement receivable                                                            50,000
      Prepaid and other                                                                            21,500
                                                                                              -----------
           Total current assets                                                                   134,800

Fixed assets
      Leasehold improvements                                                                       71,200
      Furniture, fixtures and equipment                                                           476,200
                                                                                              -----------
                                                                                                  547,400
Less: accumulated depreciation                                                                    485,300
                                                                                              -----------
                                                                                                   62,100

Other assets
      Arbitration settlement receivable                                                           100,000
                                                                                              -----------
           Total assets                                                                       $   296,900
                                                                                              ===========

                                            Liabilities and Stockholders' Deficiency
Current liabilities
      Demand loans                                                                               $149,900
      Accounts payable                                                                            372,000
      Accrued expenses                                                                            311,900
      Deferred revenue                                                                             51,500
                                                                                              -----------
           Total current liabilities                                                              885,300

Stockholders' deficiency
      Common stock, $.01 par value
      Authorized - 75,000,000 shares
      Issued and outstanding - 45,972,241 shares                                                  459,700
      Paid-in capital                                                                          11,199,100
      Accumulated deficit                                                                    (12,247,200)
                                                                                              -----------
                                                                                                (588,400)
                                                                                              -----------
           Total liabilities and stockholders' deficiency                                     $   296,900
                                                                                              ===========


*The accompanying notes are an integral part of these financial statements


                                                Nocopi Technologies, Inc.
                                                Statements of Cash Flows*
                                                       (unaudited)

                                                                                                Six Months ended June 30
                                                                                                 2004               2003
                                                                                               --------           --------
Operating Activities
      Net earnings (loss)                                                                     ($235,100)          $611,500
      Adjustments to reconcile net earnings (loss) to cash from operating activities
      Depreciation                                                                               10,200              4,200
      Compensation expense - stock option grants                                                 58,000               --
                                                                                               --------           --------
                                                                                               (166,900)           615,700

(INCREASE) DECREASE IN ASSETS
      ACCOUNTS RECEIVABLE                                                                       (15,800)           (15,800)
      Arbitration settlement receivable                                                          50,000           (200,000)
      Prepaid and other                                                                          18,700             (2,700)
Increase (decrease) in liabilities
      Accounts payable and accrued expenses                                                      52,600           (277,100)
      Deferred revenue                                                                          (20,000)           (22,400)
                                                                                               --------           --------
                                                                                                 85,500           (518,000)
                                                                                               --------           --------
Cash provided by (used in) operating activities                                                 (81,400)            97,700

Investing Activities
      Additions to fixed assets                                                                    (800)           (12,800)
      Investment in affiliate                                                                      --              110,600
                                                                                               --------           --------
      Cash provided by (used in) investment activities                                             (800)            97,800

Financing Activities
      Demand loans                                                                                 --                4,500
                                                                                               --------           --------
      Cash provided by investment activities                                                       --                4,500

Increase (decrease) in cash and cash equivalents                                                (82,200)           200,000
Cash and cash equivalents - beginning of period                                                  89,900            139,000
                                                                                               --------           --------
Cash and cash equivalents - end of period                                                      $  7,700           $339,000
                                                                                               ========           ========



*The accompanying notes are an integral part of these financial statements

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.   FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2003 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2003 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2004 may not be necessarily indicative of the operating results expected for the full year.

NOTE 2.   GOING CONCERN

         Since its inception, the Company has incurred significant losses and, as of June 30, 2004, had accumulated losses of $12,247,200. For the years ended December 31, 2003 and 2002, the Company's losses from operations were $441,300 and $915,200, respectively. In addition, the Company had negative working capital of $750,500 at June 30, 2004. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

         The receipt of cash in the aggregate amount of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A., an independent licensee, has permitted the Company to continue in operation to the current date. As a result of the settlement, the significant legal fees incurred in the arbitration have been eliminated. Additionally, the Company has reduced staff and, in 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations during the third quarter of 2004.

NOTE 3.   SETTLEMENT OF ARBITRATION WITH AFFILIATE

         In June 2003, the Company settled its arbitration proceeding commenced by Euro-Nocopi, S.A. (Euro). Under the terms of the settlement, Euro paid $900,000 to Nocopi and will pay an additional $200,000 in the future for back royalties and all other matters in dispute between the two companies, as well as the termination of Nocopi's 18% ownership of Euro. As part of the settlement, the Company and Euro entered into an amended and restated license pursuant to which the Company has agreed that Euro may continue to market the Company's technologies in Europe. The $200,000 is being paid in four equal annual installments commencing in March 2004. The Company recorded a net gain of $932,700 and $875,300, respectively, in the second quarter and first half of 2003 representing the proceeds of the settlement net of the Company's $110,600 investment in Euro and legal expenses incurred during 2003 related to the arbitration.

         For the first quarter of 2003 arbitration related legal expense of $57,400 was reclassified from legal expenses to net proceeds from arbitration settlement.

NOTE 4.   DEMAND LOANS

         The Company has unsecured loans from three individuals totaling $149,900, including $37,900 from the Company's Chairman of the Board, outstanding at June 30, 2004. The loans bear interest at seven per cent per year and are payable on demand. In the third quarter of 2004, the Company and the lenders discussed the conversion of the outstanding balance of the loans, together with accrued interest thereon, into shares of Common Stock of the Company. The lenders and the Company are currently negotiating the definitive terms of the conversion.

NOTE 5.   INCOME TAXES

         There is no provision for income taxes for the three months and six months ended June 30, 2004 since Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 6.   STOCK OPTIONS ISSUED TO EMPLOYEES

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the six months ended June 30, 2004. Had compensation cost for the Company's issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below. The net loss per share would not change. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60%, and a risk-free interest rate of 4% for the three and six months ended June 30, 2004. There were no options issued for the six months ended June 30, 2004.



                                                                  Three Months Ended       Six Months Ended
                                                                     June 30, 2004           June 30, 2004
                                                                  ------------------       -----------------
         Net loss                      As reported                      ($123,700)             ($235,100)
                                       Pro forma                        ($146,700)             ($258,100)

         Net loss per share            As reported                          ($.00)                ($0.01)
                                       Pro forma                            ($.00)                ($0.01)




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

         Since the Company's fixed costs have been reduced as a result of its relocation to a new location in 2003 and the Company believes that further fixed cost reductions may not be achievable, its operating results are substantially dependent on revenue levels. Because revenues derived from licenses and royalties carry a much higher gross profit margin than other revenues, operating results are also substantially affected by changes in the sources of revenues.

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

         Revenues for the second quarter of 2004 were $144,300 compared to $154,000 in the second quarter of 2003, a 6% decline. Licenses, royalties and fees increased by $16,700, or 21%, to $95,300 in the second quarter of 2004 from $78,600 in the second quarter of 2003. The increase in licenses, royalties and fees is due primarily to the inception during the second half of 2003 and the first half of 2004 of license arrangements with three customers offset in part by the termination of one license agreement during the second half of 2003. Product sales were $49,000 in the second quarter of 2004 compared to $75,400 in the second quarter of 2003, a 35% decrease due primarily to lower sales of the Company's security paper and inks. For the first six months of 2004, revenues were $284,900, 5% lower than revenues of $298,900 in the first six months of 2003. Licenses, royalties and fees of $172,900 in the first half of 2004 approximated the $171,100 in the first half of 2003 due primarily to the inception of three new license arrangements over the preceding twelve months offset in part by the termination of licenses with three licensees during 2003. Product sales were $112,000 in the first half of 2004 compared to $127,800 in the first half of 2003, a 12% decline. The decrease in product sales reflects lower sales of the Company's line of security papers and inks during the first half of 2004 compared to the first half of 2003.

         The Company's gross profit increased to $93,300 in the second quarter of 2004 or 64% of revenues from $74,900 or 49% of revenues in the second quarter of 2003. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. The higher gross profit in the second quarter of 2004 compared to the second quarter of 2003 results principally from an increase in revenues represented by licenses, royalties and fees as well as lower costs of production of the ink products used by licensees and paper purchased for resale. Additionally, the Company experienced lower rent and occupancy costs resulting from the move of the facility in the second half of 2003.

         For the first six months of 2004, the gross profit was $171,400, or 60% of revenues compared to $152,400, or 51% of revenues, in the first half of 2003. The increase in the gross profit in both absolute dollars and percentage of revenues in the first half of 2004 compared to the first half of 2003 resulted from the same factors as the second quarter.

         Research and development expenses decreased to $42,000 in the second quarter of 2004 from $49,400 in the second quarter of 2003. For the first six months of 2004, research and development expenses were $94,000 compared to $98,600 in the first half of 2003. The decrease in both the second quarter and first half of 2004 relates primarily to lower rent, occupancy and employee benefits expenses in 2004 compared to 2003.

         Sales and marketing expenses were $38,000 in the second quarter of 2004 compared to $31,900 in the second quarter of 2003. The increase in the second quarter of 2004 compared to the second quarter of 2003 reflects marketing costs associated with the introduction of the Company's new Rub-n-Color product for the Educational and Toy Market. For the first six months of 2004, sales and marketing expenses were $83,000 compared to $118,100 in the first six months of 2003. The decrease in the first half of 2004 relates primarily to the departure of a sales executive late in the first quarter of 2003 and lower consulting fees in the first half of 2004 compared to the first half of 2003 offset in part by marketing costs associated with the introduction of the Company's new Rub-n-Color product for the Educational and Toy Market

         General and administrative expenses (exclusive of legal expenses) increased to $104,800 in the second quarter of 2004 from $60,300 in the second quarter of 2003. The increase in the second quarter of 2004 compared to the second quarter of 2003 is due primarily to $58,000 in expenses recorded in connection with the issuance to members of the Company's Board of Directors and two consultants of 900,000 options to purchase shares of the Company's common stock during the second quarter of 2004 offset in part by lower rent, occupancy and public relations costs. For the first six months, general and administrative expenses (exclusive of legal expense) increased to $160,500 in 2004 from $144,100 in 2003 as a result as the same factors as the second quarter increase.

         Legal expenses of $28,900 in the second quarter of 2004 approximated the $30,200 in the second quarter of 2003. Legal expenses for the first half of 2004 increased to $62,300 from $48,800 in the first half of 2003 due primarily to compliance with recently enacted securities legislation and regulations. The second quarter and first half 2003 legal fees associated with the Euro-Nocopi, S.A. arbitration proceedings which were settled in June 2003 were offset against the settlement proceeds.

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

         The net loss of $123,700 and $235,100, respectively, in the second quarter and first half of 2004 compared to net earnings of $832,500 and $611,500, respectively, in the second quarter and first half of 2003 results primarily from the settlement of the arbitration proceedings with Euro-Nocopi, S.A. during the second quarter of 2003, the expense associated with the issuance of stock options to Directors and consultants in the second quarter of 2004, lower rent and occupancy costs due to the move to a new facility during 2003 and staff reductions during 2003.

PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents decreased to $7,700 at June 30, 2004 from $89,900 at December 31, 2003. The cash was used to fund operations over the six-month period.

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

Additionally, the Company has reduced staff and, during the third quarter of 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. The Company believes that without additional capital, in the form of debt, equity or both, it may be forced to cease operations during the third quarter of 2004.

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

UNCERTAINTIES THAT MAY AFFECT THE COMPANY, ITS OPERATING RESULTS AND STOCK PRICE

         The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

Inability to Continue in Operation Without Immediate New Equity Investment. The Company had a negative working capital of $750,500 at June 30, 2004 and experienced negative cash flow from operations of $81,400 in the six months ended June 30, 2004. Additionally, it experienced negative cash flow from operations of $78,800 (including $900,000 received in settlement of its arbitration proceedings with Euro-Nocopi, S.A.) in the year ended December 31, 2003. Management of the Company believes that while certain staff reductions initiated in 2003 and the move of the Company's operations to a new facility, which was completed during 2003, will reduce the Company's negative cash flow, it anticipates that the negative cash flow will continue until it can achieve revenue increases. Management believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional capital, in the form of debt, equity or both, it may be forced to cease operations during the third quarter of 2004. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it may be forced to cease operations.

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

ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES

         The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation.

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

              (b)   Reports on Form 8-K

                    The Registrant filed the following Current Reports on
                        Form 8-K during the quarter ended June 30, 2004.

                    April 20, 2004 - Press Release dated April 20, 2004

                    May 11, 2004 - Press Release dated May 11, 2004

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NOCOPI TECHNOLOGIES, INC.


DATE:  August 13, 2004                  /s/ Michael A. Feinstein, M.D.
                                        ----------------------------------------
                                        Michael A Feinstein, M.D.
                                        Chairman of the Board

                                        /s/ Rudolph A. Lutterschmidt
                                        ----------------------------------------
                                        Rudolph A. Lutterschmidt
                                        Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1 Certificate of Chief Execution Officer pursuant to Rule 13a 0 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a 0 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.    Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.