Form 10QSB
period 2004-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2004-11-15
CIK 888981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from _________________ to ______________

                         Commission file number 0-20333

                            NOCOPI TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                MARYLAND                                 87-0406496
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



         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2004: Common stock, par value $.01 per share: 50,586,181 shares.



Transitional Small Business Disclosure Format (check one)
Yes _____   No __X__

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX

                                    --------

                                                                           PAGE
PART I. FINANCIAL INFORMATION

      Item 1.   Financial Statements

                  Statements of Operations for Three and Nine Months
                  Ended September 30, 2004 and September 30, 2003           1

                  Balance Sheet at September 30, 2004                       2

                  Statements of Cash Flows for Nine Months Ended
                  September 30, 2004 and September 30, 2003                 3

                  Notes to Financial Statements                           4-7

      Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results of Operations         8-14

      Item 3.   Disclosure Controls and Procedures                         14


PART II.    OTHER INFORMATION

      Item 2.   Changes in Securities and use of Proceeds                  15

      Item 6.   Exhibits and Reports on Form 8-K                        15-16

SIGNATURES                                                                 17

EXHIBIT INDEX                                                              18

                         PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS*
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30                   SEPTEMBER 30
                                                2004            2003            2004           2003
                                            ------------    ------------    ------------    ------------
                                                                                             (NOTE 3)
REVENUES
 LICENSES, ROYALTIES AND FEES               $    101,800    $     82,700    $    274,700    $    253,800
 PRODUCT AND OTHER SALES                          63,200          45,200         175,200         173,000
                                            ------------    ------------    ------------    ------------
                                                 165,000         127,900         449,900         426,800
COST OF SALES
 LICENSES, ROYALTIES AND FEES                     36,400          48,800          97,000         127,300
 PRODUCT AND OTHER SALES                          34,300          37,700          87,200         105,700
                                            ------------    ------------    ------------    ------------
                                                  70,700          86,500         184,200         233,000
                                            ------------    ------------    ------------    ------------
  GROSS PROFIT                                    94,300          41,400         265,700         193,800

OPERATING EXPENSES
 RESEARCH AND DEVELOPMENT                         40,400          54,000         134,400         152,600
 SALES AND MARKETING                              25,300          30,700         108,300         148,800
 GENERAL AND ADMINISTRATIVE (EXCLUSIVE OF
  LEGAL EXPENSES)                                 52,100          49,000         212,600         193,100
 LEGAL EXPENSES                                   31,700          18,000          94,000          66,800
                                            ------------    ------------    ------------    ------------
                                                 149,500         151,700         549,300         561,300
                                            ------------    ------------    ------------    ------------
  LOSS FROM OPERATIONS                           (55,200)       (110,300)       (283,600)       (367,500)

OTHER INCOME (EXPENSES)
 INTEREST INCOME                                     --              200             --              500
                                            ------------    ------------    ------------    ------------
 INTEREST AND BANK CHARGES                        (3,200)         (3,300)         (9,900)        (10,200)
 NET PROCEEDS FROM ARBITRATION
   SETTLEMENT                                       --            34,100            --           909,400
                                            ------------    ------------    ------------    ------------
                                                  (3,200)         31,000          (9,900)        899,700
                                            ------------    ------------    ------------    ------------
  NET EARNINGS (LOSS)                       ($    58,400)   ($    79,300)   ($   293,500)   $    532,200
                                            ============    ============    ============    ============

BASIC AND DILUTED EARNINGS (LOSS)
  PER COMMON SHARE
                                            ($       .00)   ($       .00)   ($       .01)   $        .01

BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                   47,510,221      45,972,241      46,484,901      45,972,241

*SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.
                                 BALANCE SHEET*
                                   (UNAUDITED)


                                                         SEPTEMBER 30
                                                             2004
                                                         ------------

                        ASSETS

CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                               $     98,100
 ACCOUNTS RECEIVABLE LESS $15,000 ALLOWANCE                    81,500
 ARBITRATION SETTLEMENT RECEIVABLE                             50,000
 PREPAID AND OTHER                                             23,700
                                                         ------------
  TOTAL CURRENT ASSETS                                        253,300

FIXED ASSETS
 LEASEHOLD IMPROVEMENTS                                        71,200
 FURNITURE, FIXTURES AND EQUIPMENT                            476,200
                                                         ------------
                                                              547,400
 LESS: ACCUMULATED DEPRECIATION                               490,400
                                                         ------------
                                                               57,000

OTHER ASSETS
 ARBITRATION SETTLEMENT RECEIVABLE                            100,000
                                                         ------------
   TOTAL ASSETS                                          $    410,300
                                                         ============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE                                        $    417,000
 ACCRUED EXPENSES                                             264,600
 DEFERRED REVENUE                                              39,000
                                                         ------------
  TOTAL CURRENT LIABILITIES                                   720,600

STOCKHOLDERS' DEFICIENCY
 COMMON STOCK, $.01 PAR VALUE
  AUTHORIZED - 75,000,000 SHARES
  ISSUED AND OUTSTANDING - 50,586,181 SHARES                  505,900
  PAID-IN CAPITAL                                          11,489,400
 ACCUMULATED DEFICIT                                      (12,305,600)
                                                         ------------
                                                             (310,300)
                                                         ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $    410,300
                                                         ============

 *SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS*
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                                                  2004             2003
                                                                               ---------         ---------
 OPERATING ACTIVITIES
  NET EARNINGS (LOSS)                                                          ($293,500)        $ 532,200
  ADJUSTMENTS TO RECONCILE NET EARNINGS
   (LOSS) TO CASH FROM OPERATING ACTIVITIES
   DEPRECIATION                                                                   15,300             9,900
   COMPENSATION EXPENSE - STOCK OPTION GRANTS                                     67,000              --
                                                                               ---------         ---------
                                                                                (211,200)          542,100

 (INCREASE) DECREASE IN ASSETS
  ACCOUNTS RECEIVABLE                                                            (41,700)          (16,000)
  ARBITRATION SETTLEMENT RECEIVABLE                                               50,000          (200,000)
  PREPAID AND OTHER                                                               16,500           (15,700)
 INCREASE (DECREASE) IN LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                           75,800          (258,800)
  DEFERRED REVENUE                                                               (32,500)          (25,400)
                                                                               ---------         ---------
                                                                                  68,100          (515,900)
                                                                               ---------         ---------
   NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                                                 (143,100)           26,200

INVESTING ACTIVITIES
  ADDITIONS TO FIXED ASSETS                                                         (800)          (67,400)
  INVESTMENT IN AFFILIATE                                                           --             110,600
                                                                               ---------         ---------
  NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES                              (800)           43,200

 FINANCING ACTIVITIES
  ISSUANCE OF COMMON STOCK, NET
                                                                                 152,100              --
  DEMAND LOANS                                                                      --               4,500
  DEMAND LOAN REPAYMENT                                                             --             (15,000)
                                                                               ---------         ---------
   NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                                        152,100           (10,500)
                                                                               ---------         ---------
   INCREASE IN CASH AND CASH EQUIVALENTS                                           8,200            58,900
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   89,900           139,000
                                                                               ---------         ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  98,100         $ 197,900
                                                                               =========         =========

 SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
  CONVERSION OF DEMAND LOANS AND ACCRUED INTEREST TO COMMON STOCK
   DEMAND LOANS                                                                 (149,900)
   ACCRUED INTEREST                                                              (25,500)
     COMMON STOCK                                                                 17,500
     PAID-IN CAPITAL                                                             157,900



*SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2003 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2003 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2004 may not be necessarily indicative of the operating results expected for the full year.

NOTE 2. GOING CONCERN

         Since its inception, the Company has incurred significant losses and, as of September 30, 2004, had accumulated losses of $12,305,600. For the years ended December 31, 2003 and 2002, the Company's losses from operations were $441,300 and $915,200, respectively. In addition, the Company had negative working capital of $467,300 at September 30, 2004. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

         During 2004, the Company raised $161,000 ($152,100 net of offering expenses) in a private placement whereby 1,610,000 shares of the Company's common stock were sold to three non-affiliated individual investors pursuant to a valid private placement. These investments, combined with the receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. have permitted the Company to continue in operation to the current date. As a result of the settlement, the significant legal fees incurred in the arbitration have been eliminated. Additionally, the Company has reduced staff and, in 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined future date.

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

NOTE 4. DEMAND LOANS AND STOCKHOLDERS' DEFICIENCY

         During the third quarter of 2004, the Company sold 1,610,000 shares of its common stock to three non-affiliated individual investors for $161,000 ($152,100 net of offering expenses) pursuant to a valid private placement.

         In September 2004, Nocopi Technologies, Inc. entered into an Agreement of Terms with Entrevest I Associates pursuant to which, as consideration for the release of certain stock option rights to purchase up to 40,000,000 shares of the Company's common stock and the release of the right to designate a member to the board of directors, the Company agreed to issue 1,250,000 shares of restricted common stock in the Company to Entrevest pursuant to a valid private placement, which were valued at par. Prior to the transaction, Entrevest I Associates owned 3,333,333 shares of common stock of the Company. Also, as part of the Agreement, Michael Solomon has resigned from the Board of Directors.

         In September 2004, the Company entered into a Conversion Agreement with three individuals whereby Demand Loans in the aggregate principal amount of $149,900 together with $25,500 of accrued interest on the Demand Loans were converted into shares of restricted common stock of the Company. As a result, an aggregate of 1,753,940 shares of restricted common stock were issued including 449,080 shares to Michael
         A. Feinstein, M.D., the Company's Chairman of the Board.

NOTE 5. INCOME TAXES

         There is no provision for income taxes for the three months and nine months ended September 30, 2004 since Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

 NOTE 6. STOCK OPTIONS

         On April 30, 2004, the company granted options to two consultants to purchase a total of 300,000 shares of its common stock at an exercise price of $0.17 per share, vesting after one year, and expiring in five years. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expense of $28,000 during the nine months ended September 30, 2004.

         On April 30, 2004, the Company granted options to four directors to purchase 50,000 shares each of its common stock at an exercise price of $0.17 per share, vesting immediately, and expiring in five years. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expense of $18,000 during the nine months ended September 30, 2004.

         On April 30, 2004, the Company granted options to three directors to purchase 100,000 shares each of its common stock at an exercise price of $0.17 per share, vesting on January 1, 2005, and expiring in five years from vesting date. The options are contingent on the directors attending a certain percentage of Board of Directors meetings during 2004. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the options were valued at $38,000. The Company is recognizing this expense prorata on a quarterly basis. The Company recognized expense of $9,000 and $21,000 for the three months and nine months ended September 30, 2004.

         On April 30, 2004, the Company granted options to two officers to purchase a total of 250,000 shares of its common stock at an exercise price of $0.17 per share, which was the market price on grant date, expiring in five years and vesting at various dates through April 30, 2005.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the nine months ended September 30, 2004. Had compensation cost for the Company's issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below. The net loss per share would not change. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60%, and a risk-free interest rate of 4% for the three and nine months ended September 30, 2004. There were no options issued for the nine months ended September 30, 2003.


                                                           Three Months Ended         Nine Months Ended
                                                           September 30, 2004         September 30, 2004
                                                           ------------------         ------------------

         Net loss                      As reported                  ($58,400)
                                                                                              ($293,500)
                                       Pro forma                    ($58,400)                 ($316,500)

         Net loss per share            As reported                     ($.00)                    ($0.01)
                                       Pro forma                       ($.00)                    ($0.01)


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

         Revenues for the third quarter of 2004 were $165,000 compared to $127,900 in the third quarter of 2003, a 29% increase. Licenses, royalties and fees increased by $19,100, or 23%, to $101,800 in the third quarter of 2004 from $82,700 in the third quarter of 2003. The increase in licenses, royalties and fees is due primarily to the inception during the first nine months of 2004 of license arrangements with two customers offset in part by the termination of one license agreement during the fourth quarter of 2003. Product and other sales were $63,200 in the third quarter of 2004 compared to $45,200 in the third quarter of 2003, a 40% increase due to higher sales of the Company's security inks offset in part by lower sales of its security papers. The relocation to a new facility in the third quarter of 2003 impacted its ink production capabilities during that period. For the first nine months of 2004, revenues were $449,900, 5% higher than revenues of $426,800 in the first nine months of 2003. Licenses, royalties and fees of $274,700 in the first nine months of 2004 increased by $20,900, or 8%, from $253,800 in the first nine months of 2003 as license fees and royalties from new licensees offset those lost from terminated or discontinued license arrangements. Product and other sales of $175,200 in the first nine months of 2004 approximated the $173,000 recorded in the first nine months of 2003.

         The Company's gross profit increased to $94,300 in the third quarter of 2004 or 57% of revenues from $41,400 or 32% of revenues in the third quarter of 2003. Licenses, royalties and fees have historically carried a substantially higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. The higher gross profit in the third quarter of 2004 compared to the third quarter of 2003 results principally from an increase in revenues represented by licenses, royalties and fees as well as lower costs of production of the ink products used by licensees and paper purchased for resale. Additionally, the Company experienced lower rent and occupancy costs resulting from the move of the facility in the second half of 2003.

         For the first nine months of 2004, the gross profit was $265,700, or 59% of revenues compared to $193,800, or 45% of revenues, in the first nine months of 2003. The increase in the gross profit in both absolute dollars and percentage of revenues in the first nine months of 2004 compared to the first nine months of 2003 resulted from the same factors as those described above with respect to the third quarter results.

         Research and development expenses decreased to $40,400 in the third quarter of 2004 from $54,000 in the third quarter of 2003. For the first nine months of 2004, research and development expenses were $134,400 compared to $152,600 in the first nine months of 2003. The decrease in both the third quarter and first nine months of 2004 relates primarily to lower rent, occupancy and employee benefit expenses in 2004 compared to 2003.

         Sales and marketing expenses were $25,300 in the third quarter of 2004 compared to $30,700 in the third quarter of 2003. For the first nine months of 2004, sales and marketing expenses were $108,300 compared to $148,800 in the first nine months of 2003. The decrease in the third quarter of 2004 compared to the third quarter of 2003 results primarily from lower rent and occupancy expenses. The lower selling expenses in the first nine months of 2004 compared to the first nine months of 2003 relate primarily to the departure of a sales executive late in the first quarter of 2003 and lower consulting fees as well as lower rent and occupancy costs in the first nine months of 2004 compared to the first nine months of 2003 offset in part by marketing costs associated with the introduction of the Company's new Rub-n-Color product for the Educational and Toy Market

         General and administrative expenses (exclusive of legal expenses) increased modestly to $52,100 in the third quarter of 2004 from $49,000 in the third quarter of 2003. For the first nine months of 2004, general and administrative expenses increased to $212,600 from $193,100 in the first nine months of 2003. The increase for the first nine months of 2004 compared to the first nine months of 2003 is due primarily to $67,000 in expenses recorded in connection with the issuance to members of the Company's Board of Directors and two consultants of options to purchase shares of the Company's common stock during the second quarter of 2004 offset in part by lower rent, occupancy and public relations costs.

         Legal expenses increased to $31,700 and $94,000, respectively, in the third quarter and first nine months of 2004 from $18,000 and $66,800 in the third quarter and first nine months of 2003. The increases in legal expenses relate to compliance with recently enacted securities legislation and regulations and, in the third quarter of 2004, to legal fees incurred in structuring agreements related to the conversion of the Company's Demand Loans into common stock and the release of certain stock option rights. Legal fees for the third quarter and first nine months of 2003 associated with the Euro-Nocopi, S.A. arbitration proceedings that were settled in June 2003 were offset against the settlement proceeds.

         Other income (expense) includes interest income on funds invested and interest expense on the Demand Loans. Net proceeds from arbitration settlement includes the net gain of $909,400 in the first nine months of 2003 representing the proceeds of the arbitration settlement with Euro-Nocopi, S.A., net of the Company's $110,600 investment in Euro-Nocopi, S.A. and legal expenses incurred during 2003 related to the arbitration. The net proceeds of the arbitration settlement of $34,100 recognized in the third quarter of 2003 included a $36,900 refund of fees previously paid to the arbitration panel as a result of the termination of the arbitration proceedings.

         The net loss of $58,400 and $293,500, respectively, in the third quarter and first nine months of 2004 compared to a net loss of $79,300 and net earnings of $532,200 in the third quarter and first nine months of 2003 results primarily from the settlement of the arbitration proceedings with Euro-Nocopi, S.A. during the second quarter of 2003, the expense associated with the issuance of stock options to Directors and consultants during 2004, lower rent and occupancy costs due to the move to a new facility in 2003 and staff reductions during 2003.

PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents increased to $98,100 at September 30, 2004 from $89,900 at December 31, 2003. During the first nine months of 2004, the Company sold 1,610,000 shares of its common stock to three non-affiliated individual investors for $161,000 ($152,100 net of offering expenses) and used $143,900 to fund operations over the nine-month period.

         The loss of a number of customers during the past three years and the loss of periodic fees under the license agreement with Euro-Nocopi, S.A. commencing in 2000 have had a material adverse effect on the Company's revenues and results of operations and upon its liquidity and capital resources. The receipt of $152,100 of net proceeds from the sale of common stock of the Company in 2004 and $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. have permitted the Company to continue in operation to the current date. As a result of the settlement, the significant legal fees incurred in the arbitration have been eliminated. Additionally, the Company has reduced staff and, during the third quarter of 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date.

UNCERTAINTIES THAT MAY AFFECT THE COMPANY, ITS OPERATING RESULTS AND STOCK PRICE

         The Company's operating results and stock price are dependent upon a number of factors, some of which are beyond the Company's control. These include:

         Possible Inability to Continue in Operation Without New Capital Investment. The Company had a negative working capital of $467,300 at September 30, 2004 and experienced negative cash flow from operations of $143,100 in the nine months ended September 30, 2004. Additionally, it experienced negative cash flow from operations of $78,800 (including $900,000 received in settlement of its arbitration proceedings with Euro-Nocopi, S.A.) in the year ended December 31, 2003. Management of the Company believes that while certain staff reductions initiated in 2003 and the move of the Company's operations to a new facility, which was completed during 2003, will reduce the Company's negative cash flow, it anticipates that the negative cash flow will continue until it can achieve revenue increases. Management believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional capital, in the form of debt, equity or both, it may be forced to cease operations at an undetermined future date. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it may be forced to cease operations.

         Possible Inability to Develop New Business. Even if the Company is able to raise cash through additional capital or otherwise, it must quickly improve its operating cash flow. Because the Company has already significantly reduced its operating expenses, Management believes that any significant improvement in the Company's cash flow must result from increases in its revenues from traditional sources and from new revenue sources. The Company's ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities. There are no assurances that the resources the Company can devote to marketing and to research and development, even with additional capital, will be sufficient to increase the Company's revenues to levels resulting in positive cash flow.

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

ITEM 3.   DISCLOSURE CONTROLS AND PROCEDURES

         The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

         During September 2004, Registrant sold an aggregate of 1,610,000 shares of its Common Stock, par value $.01 per share, to three individual investors (who were acquainted with members of Registrant's Board of Directors) for $161,000, or $.10 per share, in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in the transactions or received any commissions or other compensation. Proceeds of the sales were used to fund working capital requirements.

         In September 2004, Nocopi Technologies, Inc. entered into an Agreement of Terms with Entrevest I Associates pursuant to which, as consideration for the release of certain stock option rights to purchase up to 40,000,000 shares of the Company's common stock and the release of the right to designate a member to the board of directors, the Company agreed to issue 1,250,000 shares of restricted common stock in the Company, par value $.01 per share, to Entrevest pursuant to a valid private placement. Prior to the transaction, Entrevest I Associates owned 3,333,333 shares of common stock of the Company. Also, as part of the Agreement, Michael Solomon has resigned from the Board of Directors. As a result of this transaction, the potential issuance of 40,000,000 common shares and the resultant dilution have been eliminated. No underwriters were involved in the transactions or received any commissions or other compensation.

         In September 2004, the Company entered into a Conversion Agreement with three individuals whereby Demand Loans in the aggregate principal amount of $149,900 together with $25,500 of accrued interest on the Demand Loans were converted into shares of restricted common stock of the Company. As a result, an aggregate of 1,753,940 shares of restricted common stock, par value $.01 per share, were issued including 449,080 shares to Michael A. Feinstein, M.D., the Company's Chairman of the Board. The conversion eliminated $175,400 of short-term obligations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1        Agreement of Terms with Entrevest I Associates, filed as Exhibit
            99.1 to the Report on Form 8-K filed with the SEC on September 16, 2004, and incorporated herein by reference.

10.2        Conversion Agreement

31.1        Certificate of Chief Executive Officer required by Rule 13a-14(a).

31.2        Certificate of Chief Financial Officer required by Rule 13a-14(a).

32.1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2004:

           July 15, 2004      -         Press Release dated July 15, 2004
                                        regarding Industry Awards received.

           September 16, 2004 -         Entry into a Material Definitive
                                        Agreement with Entrevest I Associates.

           September 21, 2004 -         Press Release dated September 21, 2004
                                        regarding the Agreement of Terms with
                                        Entrevest I Associates.

           September 30, 2004 -         Departure of Directors or Principal
                                        Officers; Election of Directors;
                                        Appointment of Principal Officers.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NOCOPI TECHNOLOGIES, INC.

DATE:  November 15, 2004                  /s/ Michael A. Feinstein, M.D.
                                          -----------------------------------------------
                                          Michael A Feinstein, M.D.
                                          Chairman of the Board & Chief Executive Officer

DATE:  November 15, 2004                  /s/ Rudolph A. Lutterschmidt
                                          -----------------------------------------------
                                          Rudolph A. Lutterschmidt
                                          Vice President & Chief Financial Officer


                                 EXHIBIT INDEX

10.2        Conversion Agreement
31.1        Certificate of Chief Executive Officer required by Rule 13a-14(a).
31.2        Certificate of Chief Financial Officer required by Rule 13a-14(a).
32.1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002