Form 10KSB
period 2004-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2005-03-31
CIK 888981

Form 10-KSB
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
--------------------------------------------------------------------------------

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                 For the fiscal year ended December 31, 2004
                                           -----------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

 For the transition period from                     to
                                -------------------    -----------------------
 Commission file number 0-20333

                           Nocopi Technologies, Inc.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)


            Maryland                                     87-0406496
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

9C Portland Road, West Conshohocken, PA                      19428
-----------------------------------------                 ----------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (610) 834-9600
                          ---------------

Securities registered under Section 12(b) of the Exchange Act:

   TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED

          None                                    Not Applicable


Securities registered under section 12(g) of the Exchange Act:

                          Common Stock $.01 par value
           ---------------------------------------------------------
                                (Title of class)

           ---------------------------------------------------------
                                (Title of class)

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

Form 10-KSB
--------------------------------------------------------------------------------

         State issuer's revenues for its most recent fiscal year.  $628,300.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer. $5,690,000 at March 15, 2005.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 50,586,181 shares of Common Stock, $.01 par value at March 15, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

 Transitional Small Business Disclosure Format (Check one):    Yes [  ]  No [X]

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

Nocopi Technologies, Inc. (hereinafter "Nocopi", "Registrant" or the "Company") was organized in 1983 to exploit a technology developed by its founders for impeding the reproduction of documents on office copiers. In its early stages of development, Nocopi's business consisted primarily of selling copy resistant paper to protect corporate documents and information. More recently, Registrant has increasingly focused on developing and marketing technologies for document and product authentication which can reduce losses caused by fraudulent document reproduction or by product counterfeiting and/or diversion. Registrant derives revenues by licensing its technologies, both to end-users and to value-added resellers, and by selling products incorporating its technologies and technical support services.

The decline in Registrant's financial condition has not stabilized or been reversed. By the end of 2002, the decline had led to a severe working capital deficiency and adverse liquidity that threatened and continues to threaten to require the imminent cessation of Registrant's operations. During 2002, Registrant received new capital investments totaling $411,000 from a variety of sources including existing and new stockholders and received $160,400 in loans from three individuals including the Company's Chairman of the Board. In 2003, Registrant received an additional $4,500 in demand loans from its Chairman of the Board. Registrant also repaid its Chairman of the Board $15,000 of the demand loans previously provided by him. During 2004, Registrant received new capital investments totaling $152,100 from three new stockholders and converted demand notes and accrued interest totaling $175,400 into 1,753,940 shares of Registrant's common stock.

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

In late 2003, Registrant developed and began to market a new technology, named "Rub-n-Color", which consists of a system of removable dyes in a large variety of colors that can be activated through rubbing with a fingernail or a firm object. Registrant believes this technology has applications in children's activity products such as a coloring book without crayons and in educational testing review products. Registrant has demonstrated this technology to several potential licensees, participated in trade shows including the 2004 and 2005 American International Toy Fair in New York City and has received several industry awards. There can be no assurances that these initiatives will generate additional operating revenues that will allow Registrant to sustain its operations.

ANTI-COUNTERFEITING AND ANTI-DIVERSION TECHNOLOGIES AND PRODUCTS

Continuing developments in copying and printing technologies have made it ever easier to counterfeit a wide variety of documents. Lottery tickets, gift certificates, event and transportation tickets, travelers' checks and the like are all susceptible to counterfeiting, and Registrant believes that losses from such counterfeiting have increased substantially with improvements in the copying and printing technologies. Product counterfeiting has long caused losses to manufacturers of brand name products, and Registrant believes these losses have also increased as the counterfeiting of labeling and packaging has become easier.

Registrant's proprietary document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document. The invisible printing can be activated or revealed by use of a special highlighter pen when authentication is required. This technology is marketed under the trademark COPIMARK(TM). Other variations of the COPIMARK(TM) technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi's RUB & REVEAL(R) system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as merchandise receipts, checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). Registrant's related invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. Management believes that the "track and trace" capability provided by this technology should be attractive to brand owners and marketers. In late 2003, Registrant participated in a national public meeting held by the US Food and Drug Administration that focused on the problem of counterfeit and diverted pharmaceutical products where Registrant's patented anti-counterfeiting and anti-diversion technologies were presented to the meeting attendees.

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

ENTERTAINMENT AND TOY PRODUCTS

As mentioned above, in late 2003, after the re-employment of two former members of the Registrant's technical staff, a new technology was developed that consists of removable dyes that can be produced in a variety of colors and can be revealed by rubbing with a fingernail or other firm object such as a plastic pen cap. This technology has been named Rub-n-Color. Registrant believes that this new technology does not compromise the confidentiality of its security and authentication technologies. Applications include children's activity products such as a coloring book without crayons or a restaurant place mat, educational instruction books and testing review manuals. Registrant has obtained certifications of non-toxicity from the Consumer Products Services, Inc. and the American Society for Testing and Materials laboratories. In February 2004, Registrant inaugurated its marketing efforts for this new technology at the American International Toy Fair in New York City and it attended the Toy Fair again in February 2005. During 2004, Registrant received awards from Creative Child Magazine and Spectrum Magazine for its rub-it and Color Activity Book. As a result of its participation and marketing activities, Registrant has identified a number of potential licensees in the children's and educational markets and has had preliminary contact, to date consisting primarily of negotiating non-disclosure and non-analysis agreements, with several businesses in these target markets. There are no assurances that the resources that Registrant, even with additional investment, can devote to marketing and further technical development of this new product line will be sufficient to increase the Company's revenues to levels resulting in positive cash flow.

The following table illustrates the approximate percentage of Registrant's revenues accounted for by each type of its products for each of the two last fiscal years:



                                                                          Year Ended December 31,

Product Type                                                                 2004                2003
------------                                                                 ----                ----

Anti-Counterfeiting & Anti-Diversion Technologies and Products                85%                  82%
Document Security Products                                                    15%                  18%
Entertainment and Toy Products                                                 0%                   0%



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

Except in Europe, Registrant markets its technologies through its own employees and through independent sales representatives. In Europe, its security technologies are marketed by Euro-Nocopi, S.A., a former affiliate of Registrant which holds certain European marketing rights with respect to those technologies.

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


MAJOR CUSTOMERS

During 2004, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 2004 total revenues from two non-affiliated customers who individually accounted for approximately 32% and 20% of 2004 revenues.

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

PATENTS

Nocopi has received various patents and/or has patents pending in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. Patent applications for Registrant's technology (including improvements in the technology) have also been filed in numerous other jurisdictions where commercial usage is foreseen, including other countries in Europe, Japan, Australia, and New Zealand, and the rights under such applications have been assigned to Registrant. Registrant's patent counsel, which conducted the appropriate searches in Canada and the United States, has reviewed the results of searches conducted in Europe and advised management that effective patent protection for Registrant's technology should be obtainable in all countries in which the patent applications have been filed. There can be no assurance, however, that such protection will be obtained. Registrant currently has obtained patent protection on substantially all its security inks including the RUB & REVEAL(R) system and has patents pending on the newly marketed Rub-n-Color technology. Patents on Registrant's line of burgundy colored papers, presently a minor portion of Registrant's product line, have expired.

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

During the years ended December 31, 2004 and 2003, Nocopi expended approximately $170,300 and $202,800 respectively, on research and development.

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

EMPLOYEES

At March 15, 2005, Registrant had three full-time and two part-time employees. Registrant believes that its relations with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Certain information concerning Registrant's foreign and domestic operations is contained in Note 9 to Registrant's Financial Statements included elsewhere in this Annual Report on Form 10-KSB.

ITEM 2. PROPERTIES

Registrant's corporate headquarters, research and ink production facilities are located at 9C Portland Road, West Conshohocken, Pennsylvania 19428. Its telephone number is (610) 834-9600. These premises consist of approximately 5,000 square feet of space in a multi-tenant building leased by the Registrant from an unaffiliated third party pursuant to a lease expiring in March 2008. Current monthly rent under this lease is $2,925 escalating four percent on each anniversary date of the lease. Registrant is also responsible for its pro-rata share of the operating costs of the building. Registrant incurred leasehold improvement expenditures of approximately $70,000 through December 31, 2004 and believes that additional leasehold improvement expenditures will not be significant. Registrant believes that this space will be adequate for its current needs.

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

These arbitration proceedings were resolved by a settlement reached in June 2003. Under the agreement settling the dispute, Euro-Nocopi, S.A.'s exclusive license with respect to Registrant's existing security technologies was reinstated and amended; Registrant's equity interest in Euro-Nocopi, S.A. was redeemed; Euro-Nocopi, S.A. agreed to pay to Registrant the sum of $1.1 million (of which $900,000 was paid currently with the balance due in four annual installments commencing in March 2004); and the parties exchanged full releases. Through he current date, Registrant has received two installments totaling $100,000 in accordance with the settlement agreement.

In March 2001 certain shareholders of Euro-Nocopi, S.A. filed suit in a court in Paris, France against certain current and former officers and directors of Registrant, and against a licensee of Registrant. Registrant was not named as a defendant in the suit. The suit sought damages in excess of $7 million from the defendants for various alleged acts of oppression, self-dealing and fraud in connection with the organization and capitalization of Euro-Nocopi, S.A., the management of that company and Registrant's management of its relationship with that company. The defendants in this litigation have denied any liability to the plaintiffs and have claimed indemnification from Registrant in connection with the lawsuit, and Registrant has advanced certain funds toward payment of the costs of defense.

Under the settlement of the arbitration proceedings referred to above, this lawsuit was substantially resolved, without any liability of, or payment by, any of the individual defendants or by Registrant. This resolution has been implemented and Registrant is currently awaiting payment from its insurance carrier for amounts advanced on behalf of the defendants in excess of the policy retention.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2004, no matters were submitted to a vote of Registrant's security holders.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

                                                     High Bid       Low Bid
                                                     --------       -------

          January 1, 2003 to March 31, 2003            $.07          $.03
          April 1, 2003 to June 30, 2003               $.05          $.04
          July 1, 2003 to September 30, 2003           $.20          $.04
          October 1, 2003 to December 31, 2003         $.20          $.08

          January 1, 2004 to March 31, 2004            $.24          $.13
          April 1, 2004 to June 30, 2004               $.19          $.12
          July 1, 2004 to September 30, 2004           $.17          $.08
          October 1, 2004 to December 31, 2004         $.16          $.12

          January 1, 2005 to March 15, 2005            $.13          $.11

As of March 15, 2005, 50,586,181 shares of Registrant's Common Stock were outstanding. The number of holders of record of Registrant's Common Stock was approximately 600. However, Registrant estimates that it has a significantly greater number of Common Stockholders because a number of shares of Registrant's Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 50,586,181 shares of Common Stock which are outstanding, Registrant, at March 15, 2005, has reserved for issuance 2,700,000 shares of its Common Stock which underlie options to purchase Common Stock of the Registrant. In September 2004, Registrant entered into an Agreement of Terms with Entrevest I Associates pursuant to which, as consideration for the release of certain stock option rights to purchase up to 40,000,000 shares of the Company's common stock and the release of the right to designate a member to the board of directors, the Company agreed to issue 1,250,000 shares of restricted common stock in the Company to Entrevest pursuant to a valid private placement, which were valued at par. Subsequent to the transaction, Entrevest I Associates owned 4,583,333 shares of common stock of the Company

The Company did not pay dividends in 2004 or 2003 and does not anticipate paying any such dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

During 2004, The Company issued the securities listed below which were not registered under the Securities Act of 1933, as amended (the Act). Each of such issuances was made by private offering in reliance on the exemption from the registration provisions of the Act provided by Section 4(2) of the Act. The facts relied upon to establish such exemption included the recipients' representations as to their investment intent with respect to such securities and restrictions on the transfer of such securities by the Company.

The Company sold or issued shares of its Common Stock during the past year in private transactions that were not registered with the Securities and Exchange Commission as follows:

                  2004
            ----------------
            4,613,940 shares

These shares were sold or issued in transactions that were exempt from registration requirements because they were private placements under Section 4(2) of the Securities Act of 1933, as amended.

During 2004, the Company sold 1,610,000 restricted shares of its common stock to three non-affiliated individual investors for $161,000 ($152,100 net of offering expenses) pursuant to a valid private placement. These shares were sold at the market value on the date of sale. In 2004, the Company entered into a Conversion Agreement with three individuals whereby demand loans in the aggregate principal amount of $149,900 together with $25,500 of accrued interest on the demand loans were converted into shares of restricted common stock of the Company at $.10, the market price at the date of issue. As a result, an aggregate of 1,753,940 shares of restricted common stock were issued including 449,080 shares to Michael A. Feinstein, M.D., the Company's Chairman of the Board. Also in 2004, the Company entered into an Agreement of Terms with Entrevest I Associates pursuant to which, as consideration for the release of certain stock option rights to purchase up to 40,000,000 shares of the Company's common stock and the release of the right to designate a member to the Board of Directors, the Company agreed to issue 1,250,000 shares of restricted common stock in the Company to Entrevest pursuant to a valid private placement, which were valued at par. Subsequent to the transaction, Entrevest I Associates owned 4,583,333 shares of common stock of the Company. Also, as part of the Agreement, Michael Solomon resigned from the Board of Directors.

ISSUER REPURCHASES OF EQUITY SECURITIES

None


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING INFORMATION

The information in this Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include those described in the section captioned "Risk Factors." The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

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

Revenues for 2004 were $628,300, an increase of approximately 10%, or $56,800, from $571,500 in 2003. Licenses, royalties and fees increased in 2004 by approximately 14% to $373,200 from $327,700 in 2003. The increase in licenses, royalties and fees is due primarily to the inception of a license with a new licensee offset in part by the termination or non-renewal of license arrangements with three licensees during 2003. Product and other sales increased by $11,300, or approximately 5% to $255,100 in 2004 from $243,800 in 2003. The increase in product and other sales reflects higher sales of the Company's security inks in 2004 offset in part by a lower level of sales of the Company's line of security papers in 2004 compared to 2003.

Gross profit increased to $365,200 or approximately 58% of revenues in 2004 from $259,400 or approximately 45% of revenues in 2003. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in 2004 compared to 2003 results principally from an increase in revenues represented by licenses, royalties and fees as well as lower costs of production of the ink products used by licensees and paper purchased for resale. Additionally, the Company experienced lower rent and occupancy costs resulting from the move of the facility in the second half of 2003.

Research and development expenses decreased to $170,300 in 2004 from $202,800 in 2003. The decrease in 2004 relates primarily to lower rent, occupancy and employee benefit expenses in 2004 compared to 2003.

Sales and marketing expenses decreased to $142,000 in 2004 from $171,500 in 2003. The decrease relates primarily to the departure of a sales executive late in the first quarter of 2003 and lower consulting fees as well as lower rent and occupancy costs in 2004 compared to 2003 offset in part by marketing costs associated with the introduction of the Company's new Rub-n-Color product for the Educational and Toy Market.

General and administrative expenses (exclusive of legal expenses) increased to $260,200 in 2004 from $239,100 in 2003. The increase in 2004 compared to 2003 is due primarily to $75,000 in expenses recorded in connection with the issuance to members of the Company's Board of Directors and two consultants of options to purchase shares of the Company's common stock during the second quarter of 2004 offset in part by lower rent, occupancy and public relations costs.

Legal expenses increased to $121,200 in 2004 from $87,300 in 2003. The increase relates to compliance with recently enacted securities legislation and regulations and to legal fees incurred in structuring agreements related to the conversion of the Company's demand loans into common stock and the release of certain stock option rights during 2004, discussed above. Legal fees incurred in 2003 associated with the Euro-Nocopi, S.A. arbitration proceedings that were settled in June 2003 were offset against the settlement proceeds.

Other income (expense) includes interest income on funds invested and interest expense on the demand loans through September 30, 2004 when they were converted into shares of common stock of the Company. Net proceeds from arbitration settlement in 2003 includes the net gain of $909,400 representing the proceeds of the arbitration settlement with Euro-Nocopi, S.A., net of the Company's $110,600 investment in Euro-Nocopi, S.A. and legal expenses incurred during 2003 related to the arbitration.

The net loss of $339,000 in 2004 compared to the net earnings of $458,800 in 2003 results primarily from the settlement of the arbitration proceedings with Euro-Nocopi, S.A. during 2003, the expense associated with the issuance of stock options to Directors and consultants during 2004, lower rent and occupancy costs due to the move to a new facility in 2003 and staff reductions during 2004 and 2003.

PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $24,000 at December 31, 2004 from $89,900 at December 31, 2003. During 2004, the Company sold 1,610,000 shares of its common stock to three non-affiliated individual investors for $161,000 ($152,100 net of offering expenses) and used $218,000, including a portion of cash on hand at the beginning of the year, to fund operations and capital spending.

The loss of a number of customers during the past three years and the loss of periodic fees under the license agreement with Euro-Nocopi, S.A. commencing in 2000 have had a material adverse effect on the Company's revenues and results of operations and upon its liquidity and capital resources. During 2004, the Company raised $161,000 ($152,100 net of offering expenses) in a private placement whereby 1,610,000 shares of the Company's common stock were sold to three non-affiliated individual investors pursuant to a valid private placement. This investment, combined with the receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. has permitted the Company to continue in operation to the current date. As a result of the settlement, a significant ongoing expense for related legal fees has been eliminated. Additionally, the Company has reduced staff and, during the third quarter of 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date.

The Company, in response to the ongoing adverse liquidity situation, has maintained a cost reduction program including staff reductions, where possible, and curtailment of discretionary research and development and sales and marketing expenses.

The Company does not currently plan any significant additional capital investment over the next twelve months.

UNCERTAINTIES THAT MAY AFFECT THE COMPANY, ITS OPERATING RESULTS AND STOCK PRICE

The Company's operating results, financial condition and stock price are subject to certain risks, some of which are beyond the Company's control. These risks could cause actual operating and financial results to differ materially from those expressed in the Company's forward looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC:

Inability to Continue in Operation Without New Capital Investment. The Company had a negative working capital of $499,800 at December 31, 2004. Additionally, it experienced negative cash flow from operations of $217,200 in the year ended December 31, 2004. Management of the Company believes that while certain staff reductions initiated in 2003 and the move of the Company's operations to a new facility, which was completed during the third quarter of 2003, will reduce the Company's negative cash flow, it anticipates that the negative cash flow will continue until it can achieve revenue increases. Management believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it may be forced to cease operations.

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

Inability to Obtain Raw Materials and Products for Resale. The Company's adverse financial condition has required it to significantly defer payments due vendors who supply raw materials and other components of the Company's security inks and security paper that the Company purchases for resale and professional and other services. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. Delays in shipments to customers caused by the Company's inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue to supply the Company with needed products could impact the Company's ability to service its customers and adversely affect its customer and licensee relationships. While receipt of funds in conjunction with the settlement of the arbitration with Euro-Nocopi, S.A. and sales of shares of the Company's common stock in 2004 have allowed the Company to continue in operation to the current date, there can be no assurances that the Company will be able to maintain its vendor relationships in an acceptable manner.

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

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. It also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, the Company's technologies could possibly be compromised through reverse engineering or other means. In addition, the Company's ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by the Company's adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on the Company's rights. The Company's adverse liquidity situation has also impacted its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company has been advised by its patent counsel that patent maintenance fees approximating $12,000 will be due during 2005. The Company has not yet made a decision on keeping any or all of these patents in force. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company's customer and licensee relationships could be adversely affected and the value of the Company's technologies and intellectual property (including their value upon a liquidation of the Company) could be substantially diminished.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB revised SFAS 123, "Accounting for Stock-Based Compensation" to require all companies to expense the fair value of employee stock options. SFAS 123R is effective for the first period ending after December 15, 2005 for a small business issuer.

The following recently issued accounting pronouncements are currently not applicable to the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method used on reported results.

In January 2003, subsequently revised December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities
- An Interpretation of AARB N. 51. FIN 46R requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46R provisions are effective for all arrangements entered into after January 31, 2003. FIN 46R provisions are required to be adopted for the first period ending after December 15, 2004 for a small business issuer.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

1. a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;
2. a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and
3. financial instrument that embodies and unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or
         (3) variations inversely related to changes in the fair value of the issuer's equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 ("FAS 150-3") which deferred the effective dates for applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities SFAS No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interest that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. The measurement provisions of SFAS No. 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

On December 17, 2003, the Staff of the SEC issued Staff Accounting bulletin No. 104 (SAB No. 104), Revenue Recognition, which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB No. 101 that had been codified in SEC Top 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on the evaluation, the Company's principal executive officer and principal financial officer concluded that our disclosure controls and procedures provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

 In addition, the Company reviewed its internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 8B. OTHER INFORMATION

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and officers of the Company, their ages, present positions with the Company, and a summary of their business experience are set forth below.

Michael A. Feinstein, M.D., 58, Chairman of the Board of Directors since December 1999 and Nocopi's acting Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than twenty years, serving for more than ten years as the President of a group medical practice including three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle College and his M.D. from Jefferson Medical College. He has been an active private investor for more than thirty years, during which he has consulted with the management of the companies in which he invested on a number of occasions.

Stanley G. Hart, 44, a director since March 2001, is President and CEO of S.G. Hart Associates, LLC, a strategic brand protection consulting company which helps firms develop and implement strategies designed to protect global supply chains from counterfeiting, diversion, theft and product tampering. From its formation in 2000 until its merger in 2003, Mr. Hart was President and CEO of Westvaco Brand Security, Inc., a wholly owned subsidiary of MeadWestvaco Corporation. Mr. Hart founded the company and established operations in the USA, Japan, Hong Kong, Singapore, Brazil, Belgium and Israel. Prior thereto, Mr. Hart served Westvaco Corporation (parent company of Westvaco Brand Security, Inc.) for more than ten years in various management capacities. Mr. Hart has over 20 years of international general management experience within the brand protection, chemical, packaging and paper industries. With five years as an expatriate, Mr. Hart's diverse experience includes new ventures, international business, sales and marketing, mergers and acquisitions, technology assessment and strategic planning. Mr. Hart has a B.A. degree in Chemistry from the University of North Carolina at Chapel Hill, and a MBA from the Fuqua School of Business at Duke University. Mr. Hart is a member of the National Association of Corporate Directors, the American Management Association, the American Consultants League and is an Accredited Professional Consultant.

Richard Levitt, 48, a director since December 1999, has been engaged in the network services segment of the computer industry since 1988. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years has grown to over 100 employees and over $40 million in annual sales. Since founding XiTech, he has served as one of its corporate principals as a Network Consultant and as the Manager of its Network Sales force. In these capacities, Mr. Levitt played a crucial role in the strategic and financial planning for XiTech, as well as the development of new accounts. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University.

Rudolph A. Lutterschmidt, 58, has been Vice President and Chief Financial Officer of the Company for more than five years, serving in this capacity on a part-time basis since January 2000. From January 2002 to March 2005, Mr. Lutterschmidt was employed by CitySort LP, a data to delivery mailing business, serving as its Chief Financial Officer from January 2002 to February 2005. From January 2000 through November 2001, he had been employed as a management consultant by Smart & Associates, LLP, an accounting and professional services firm. He is a graduate of Syracuse University, a member of Financial Executives International, the Institute of Management Accountants and is a Certified Management Accountant.

The terms of the current directors will expire at the 2005 annual meeting of stockholders of the Company.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee financial expert serving on its audit committee because it has no audit committee and is not required to have such a committee as it is not a listed issuer as defined in Section 240.10A-3. The Company, however, anticipates that it will establish an audit committee in the near future.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and persons performing similar functions. See
Exhibit 14.1.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires persons who become directors and/or executive officers of a public company (such as Nocopi) to file reports with the SEC regarding their beneficial ownership of the company's securities. A report must be filed shortly after a person becomes an executive officer or director, and shortly after an executive officer or director experiences a change in his beneficial ownership of his company's securities. Except as set forth below, based on a review of all Forms 3, 4 and 5 submitted during or in respect of the Company's most recent fiscal year, to the Company's knowledge, none of its executive officers and directors failed to file, on a timely basis, reports required under Section 16 of the Exchange Act during or in respect of such year. Michael A. Feinstein, M.D., the Company's Chairman and Chief Executive Officer, has both directly and indirectly acquired common stock and stock options of the Company in a number of transactions for which he has failed to file Form 4 reports on a timely basis. Messrs. Hart, Levitt and Lutterschmidt directly acquired stock options of the Company and failed to file Form 4 reports on a timely basis. Mr. Lutterschmidt has filed a Form 4 and the Company is advised that such reports for the other individuals are being prepared and will be filed promptly.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

During 2004, the Company did not pay any cash compensation to Dr. Feinstein, who has served since February 2000 as the Company's acting Chief Executive Officer, and no other executive officer of the Company received compensation equal to or greater than $100,000. In 2004, Dr. Feinstein received options to purchase 150,000 shares of common stock of the Company, expiring in April 2009, at $.17 per share, representing 60% of the options granted to all employees during the year. At December 31, 2004, 50,000 of these options were exercisable; however, none of the 150,000 options held by Dr. Feinstein were in the money at year-end 2004. The Company does reimburse the expenses incurred by its officers in the performance of their duties.

DIRECTOR COMPENSATION

Directors have not been paid any fees for their services as such during the year ended December 31, 2004. During 2004, three directors received options to purchase an aggregate of 400,000 shares of common stock of the Company at $.17 per share. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at Board of Directors meetings or other activities undertaken by them on behalf of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2005, the stock ownership of (1) each person or group known by the Registrant to beneficially own 5% or more of Registrant's common stock and (2) each director and Named Executive (as set forth under the heading "Executive Compensation") individually, and of all directors and executive officers of the Company as a group.


                                                                                         Common Stock
                                                                                --------------------------------
                                                                                   Number
                                                                                 Of Shares
                                                                                Beneficially      Percentage of
                                                                                   Owned           Class (1)
                                                                                -------------     --------------
Name of Beneficial Owner
 5% Stockholders
  Entrevest I Associates (2)
  350 Sentry Parkway, Bldg. 640
  Blue Bell, PA 19422                                                            4,583,333             9.0%

  Westvaco Brand Security, Inc. (3)
  One High Ridge Park
  Stamford, CT 06905                                                             3,917,030             7.7%

  Ross. L Campbell
  675 Lewis Lane
  Ambler, PA 19002                                                               3,264,457             6.4%

  Philip N. Hudson
  P.O. Box 160892
  San Antonio, TX 78280-3092                                                     3,105,000             6.1%


Directors and Officers
  Michael A Feinstein, M.D. (4)                                                  3,011,827             5.9%
  Stanley G. Hart (5)                                                              150,000               *
  Richard Levitt (6)                                                               435,800               *
  All Executive Officers and Directors as a Group (4 individuals) (7)            3,698,227             7.2%


------------------
* Less than 1.0%.

(1) Where the Number of Shares Beneficially Owned (reported in the preceding column) includes shares which may be purchased upon the exercise of outstanding stock options which are or within sixty days will become exercisable ("presently exercisable options") the percentage of class reported in this column has been calculated assuming the exercise of such presently exercisable options.

(2) As reflected in a Schedule 13D/A dated January 19, 2004 filed on behalf of Entrevest I Associates and including 1,250,000 shares issued to Entrevest I Associates in conjunction with the release of certain stock option rights.

(3) As reflected in a Schedule 13D dated March 14, 2001 filed on behalf of Westvaco Brand Security, Inc..

(4) Includes 333,500 shares held by a pension plan of which Dr. Feinstein is a trustee and 150,000 presently exercisable stock options.

(5)  Includes 150,000 presently exercisable stock options.

(6) Includes 400 shares owned by Mr. Levitt's wife and 150,000 presently exercisable stock options.

(7)  Includes 550,000 presently exercisable stock options.



          EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2004

                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                                                                           equity compensation plans
                                Number of securities to be    Weighted-average exercise      (excluding securities
                                  issued upon exercise of       price of outstanding       reflected in column (a))
Plan Category                       outstanding options                options
                                ---------------------------- ---------------------------- ----------------------------
                                            (a)                           (b)                        (c)
  plans approved by
  security holders                        700,000                       $.31                          -0-
Equity Compensation
  plans not approved by
  security holders                        775,000                       $.17                       1,225,000
                                ---------------------------- ---------------------------- ----------------------------
TOTAL                                    1,475,000                      $.24                       1,225,000
                                ============================ ============================ ============================



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Financial Statements are filed as part of this Annual Report on Form 10-KSB

                                                                        PAGE
                                                                        ----
Report of Independent Registered Certified Public Accounting Firm          F-1

Balance Sheet as of December 31, 2004                                      F-2

Statements of Operations for the Years ended
December 31, 2004 and 2003                                                 F-3

Statements of Stockholders' Deficiency for
the Years ended December 31, 2004 and 2003                                 F-4

Statements of Cash Flows for the Years ended
December 31, 2004 and 2003                                                 F-5

Notes to Financial
Statements                                                         F-6 to F-14


(b) Exhibits - See Exhibit Index.

(c) No Current Reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has retained the public accounting firm of Cogen Sklar, LLP, ("Cogen'"), whose principal business address is 150 Monument Rd., Suite 500, Bala Cynwyd, PA 19004, to perform its annual audit for inclusion of its report in Form 10-KSB, and perform SAS 100 reviews of quarterly information in connection with Form 10-QSB filings.

AUDIT FEES

During 2004 and 2003, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $22,500 and $21,000, respectively.

AUDIT-RELATED FEES

During 2004 and 2003, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

During 2004 and 2003, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $4,500 in each year.

ALL OTHER FEES

During 2004 and 2003, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

We do not have an audit committee currently serving and as a result our Chief Executive Officer, Michael A. Feinstein, M.D. performs the duties of an audit committee. Our Chief Executive Officer will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOCOPI TECHNOLOGIES, INC.
                                        Registrant

Dated: March 31, 2005                  By: /s/ Michael A. Feinstein, M.D.
                                       -----------------------------------------
                                       Michael A. Feinstein, M.D.
                                       Chairman of the Board

Dated: March 31, 2005                  By: /s/ Rudolph A. Lutterschmidt
                                       -----------------------------------------
                                       Rudolph A. Lutterschmidt
                                       Vice President, Chief Financial Officer
                                       and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 31, 2005                   /s/ Michael A. Feinstein, M.D.
                                       -----------------------------------------
                                       Michael A. Feinstein, M.D.,
                                       Chairman of the Board

Date: March 31, 2005                   /s/ Stanley G. Hart
                                       -----------------------------------------
                                       Stanley G. Hart, Director

Date: March 31, 2005                   /s/ Richard Levitt.
                                       -----------------------------------------
                                       Richard Levitt, Director

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

         10.14    Amendment (No. 3) to Westvaco License Agreement (7)

         10.15    Subscription Agreement with Entrevest I Associates (7)

         10.16 Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (7)

         10.17    Settlement Agreement with Euro-Nocopi, S.A. (8)

         10.18    Agreement of Terms with Entrevest I Associates (9)

         10.19    Conversion Agreement (10)

         14.1     Code Of Ethics*

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

* Exhibit filed with this Report.



(1) Incorporated by reference to Registrant's Registration Statement on Form 10, as filed with the Commission on or about August 19, 1992
(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996
(4) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1998
(5) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
(6) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 2000
(7) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 2002
(8) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 2003
(9) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Commission on September 16, 2004
(10) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2004

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
 of Nocopi Technologies, Inc.
West Conshohocken, Pennsylvania

We have audited the accompanying balance sheet of Nocopi Technologies, Inc. as of December 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States) generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

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


                                                  /s/ COGEN SKLAR, LLP
                                                  -------------------------
                                                  COGEN SKLAR, LLP

Bala Cynwyd, Pennsylvania
March 4, 2005

                            NOCOPI TECHNOLOGIES, INC.
                                 BALANCE SHEET*

                                                                              DECEMBER 31
                                                                                  2004
                                                                             ------------
                                                   ASSETS

CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                                                   $     24,000
 ACCOUNTS RECEIVABLE LESS $15,000 ALLOWANCE
  FOR DOUBTFUL ACCOUNTS                                                           103,500
 ARBITRATION SETTLEMENT RECEIVABLE                                                 50,000
  PREPAID AND OTHER                                                                29,200
                                                                             ------------
  TOTAL CURRENT ASSETS                                                            206,700

FIXED ASSETS
 LEASEHOLD IMPROVEMENTS                                                            71,200
 FURNITURE, FIXTURES AND EQUIPMENT                                                476,200
                                                                             ------------
                                                                                  547,400
 LESS: ACCUMULATED DEPRECIATION AND AMORTIZATION                                  495,400
                                                                             ------------
                                                                                   52,000

OTHER ASSETS
  ARBITRATION SETTLEMENT RECEIVABLE                                               100,000
                                                                             ------------
                                                                             $    358,700
                                                                             ============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE                                                            $    417,200
 ACCRUED EXPENSES                                                                 264,400
 DEFERRED REVENUE                                                                  24,900
                                                                             ------------
  TOTAL CURRENT LIABILITIES                                                       706,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 SERIES A PREFERRED STOCK $1.00 PAR VALUE
  AUTHORIZED - 300,000 SHARES
   ISSUED AND OUTSTANDING - NONE
COMMON STOCK, $.01 PAR VALUE
  AUTHORIZED - 75,000,000 SHARES
  ISSUED AND OUTSTANDING - 50,586,181 SHARES                                      505,900
 PAID-IN CAPITAL                                                               11,497,400
 ACCUMULATED DEFICIT                                                          (12,351,100)
                                                                             ------------
                                                                                 (347,800)
                                                                             ------------
                                                                             $    358,700
                                                                             ============

*The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS*


                                                                    YEARS ENDED DECEMBER 31
                                                                    2004                2003
                                                                 ------------    ------------
REVENUES
 LICENSES, ROYALTIES AND FEES                                    $    373,200    $    327,700
 PRODUCT AND OTHER SALES                                              255,100         243,800
                                                                 ------------    ------------
                                                                      628,300         571,500
                                                                 ------------    ------------

COST OF SALES
 LICENSES, ROYALTIES AND FEES                                         135,900         168,100
 PRODUCT AND OTHER SALES                                              127,200         144,000
                                                                 ------------    ------------
                                                                      263,100         312,100
                                                                 ------------    ------------
  GROSS PROFIT                                                        365,200         259,400
                                                                 ------------    ------------

OPERATING EXPENSES
 RESEARCH AND DEVELOPMENT                                             170,300         202,800
 SALES AND MARKETING                                                  142,000         171,500
 GENERAL AND ADMINISTRATIVE
   (EXCLUSIVE OF LEGAL EXPENSES)                                      260,200         239,100
 LEGAL EXPENSES                                                       121,200          87,300
                                                                 ------------    ------------
                                                                      693,700         700,700
                                                                 ------------    ------------
  LOSS FROM OPERATIONS                                               (328,500)       (441,300)
                                                                 ------------    ------------

OTHER INCOME (EXPENSES)
 INTEREST INCOME
                                                                          200           4,100
 INTEREST AND BANK CHARGES
                                                                      (10,700)        (13,400)
 NET SETTLEMENT FROM ARBITRATION
                                                                         --           909,400
                                                                 ------------    ------------

                                                                      (10,500)        900,100
                                                                 ------------    ------------
  NET EARNINGS (LOSS)                                            $   (339,000)   $    458,800
                                                                 ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE               $       (.01)   $        .01




  BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     47,614,388      45,972,241





 *The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY*
            FOR THE PERIOD JANUARY 1, 2003 THROUGH DECEMBER 31, 2004


                        COMMON STOCK PAID-IN ACCUMULATED
                          SHARES AMOUNT CAPITAL DEFICIT

BALANCE - JANUARY 1, 2003                45,972,241      $459,700    $11,141,100    $(12,470,900)

NET EARNINGS
                                                                                         458,800
                                       ---------------------------------------------------------
BALANCE - DECEMBER 31, 2003              45,972,241       459,700     11,141,100     (12,012,100)

SALES OF COMMON STOCK, NET                1,610,000        16,100        136,000

CONVERSION OF DEMAND LOANS AND
   ACCRUED INTEREST                       1,753,940        17,600        157,800

ISSUANCE OF COMMON STOCK IN EXCHANGE
  FOR RELEASE OF  STOCK OPTION RIGHTS     1,250,000        12,500        (12,500)

STOCK OPTION COMPENSATION
                                                                          75,000

NET LOSS
                                                                                        (339,000)
                                       ---------------------------------------------------------
BALANCE - DECEMBER 31, 2004              50,586,181      $505,900    $11,497,400    ($12,351,100)




 *The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS*

                                                                   YEARS ENDED DECEMBER 31
                                                                  2004              2003
                                                                ---------         ---------
 OPERATING ACTIVITIES
  NET EARNINGS (LOSS)                                           $(339,000)        $ 458,800
  ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO
   CASH USED IN OPERATING ACTIVITIES
   DEPRECIATION                                                    20,300            12,900
   COMPENSATION EXPENSE - STOCK OPTION GRANTS                      75,000                --
                                                                ---------         ---------
                                                                 (243,700)          471,700

  (INCREASE) DECREASE IN ASSETS
  ACCOUNTS RECEIVABLE                                             (63,700)             (700)
  ARBITRATION SETTLEMENT RECEIVABLE                                50,000          (200,000)
  PREPAID AND OTHER                                                11,000            (9,200)
 INCREASE (DECREASE) IN LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            75,800          (291,400)
  DEFERRED REVENUE                                                (46,600)          (49,200)
                                                                ---------         ---------
                                                                   26,500          (550,500)
                                                                ---------         ---------
   NET CASH USED IN OPERATING ACTIVITIES                         (217,200)          (78,800)

INVESTING ACTIVITIES
  ADDITIONS TO FIXED ASSETS                                          (800)          (70,400)
  INVESTMENT IN AFFILIATE                                            --             110,600
                                                                ---------         ---------
    NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES
                                                                     (800)           40,200

 FINANCING ACTIVITIES
  ISSUANCE OF COMMON STOCK, NET                                   152,100               --
  DEMAND LOANS                                                       --              4,500
  DEMAND LOAN REPAYMENT                                              --            (15,000)
                                                                ---------         ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           152,100           (10,500)
                                                                ---------         ---------
    DECREASE IN CASH AND CASH EQUIVALENTS                         (65,900)          (49,100)
 CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                                                89,900           139,000
                                                                ---------         ---------
  END OF YEAR                                                   $  24,000         $  89,900
                                                                =========         =========


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
  CONVERSION OF DEMAND LOANS AND ACCRUED INTEREST TO COMMON STOCK
   DEMAND LOANS                                                  (149,900)
   ACCRUED INTEREST                                               (25,500)
     COMMON STOCK                                                  17,600
     PAID-IN CAPITAL                                              157,800

   *The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

      CASH AND CASH EQUIVALENTS - Cash equivalents consist principally of time deposits and highly liquid investments with an original maturity of three months or less placed with major banks and financial institutions. Cash equivalents are carried at the lower of cost, plus accrued interest, or market value and are held in money market accounts at a local bank. At December 31, 2004, Nocopi's investments in money market accounts amounted to $7,700.

      CONCENTRATION OF CREDIT RISK INVOLVING CASH - During the year, the Company had deposits with a major financial institution that exceeded Federal Deposit Insurance limits. This financial institution has a strong credit rating, and Management believes that credit risk related to these deposits is minimal. The Company maintains uninsured cash balances at one financial institution. At December 31, 2004, the total balance was $7,700.

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

      EARNINGS (LOSS) PER SHARE - The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share. Options to purchase 525,000 shares of common stock at exercise prices of $.30 and $.45 per share were outstanding during 2003 but were not included in the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. Because the Company reported a net loss in 2004, common stock equivalents, including stock options and warrants were anti-dilutive.

      COMPREHENSIVE INCOME (LOSS) - The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Since the Company has no items of comprehensive income (loss), Comprehensive income
      (loss) is equal to net income (loss).

     RECOVERABILITY OF LONG-LIVED ASSETS

      The Company follows Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company's annual financial statements.

      RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the FASB revised SFAS 123, "Accounting for Stock-Based Compensation" to require all companies to expense the fair value of employee stock options. SFAS 123R is effective for the first period ending after December 15, 2005 for a small business issuer.

      The following recently issued accounting pronouncements are currently not applicable to the Company.

      In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method used on reported results.

      In January 2003, subsequently revised December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities - An Interpretation of AARB N. 51. FIN 46R requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46R provisions are effective for all arrangements entered into after January 31, 2003. FIN 46R provisions are required to be adopted for the first period ending after December 15, 2004 for a small business issuer.

      In April 2003, FASB issued Statement of financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.
      133. SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003.

      In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

      1. a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;
      2. a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and
      3. financial instrument that embodies and unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or
         (3) variations inversely related to changes in the fair value of the issuer's equity shares.

      In November 2003, FASB issued FASB Staff Position No. 150-3 ("FAS 150-3") which deferred the effective dates for applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities SFAS No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interest that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. The measurement provisions of SFAS No. 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

      On December 17, 2003, the Staff of the SEC issued Staff Accounting bulletin No. 104 (SAB No. 104), Revenue Recognition, which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB No. 101 that had been codified in SEC Top 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104.

3. GOING CONCERN

     Since its inception, the Company has incurred significant losses and, as of December 31, 2004, had accumulated losses of $12,351,100. For the years ended December 31, 2004 and 2003, the Company's losses from operations were $328,500 and $441,300, respectively. In addition, the Company had negative working capital of $499,800 at December 31, 2004. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

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

     The Company's independent certified public accountants have included a "going concern" explanatory paragraph in their audit report accompanying the 2004 financial statements. The paragraph states that the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.       DEMAND LOANS

      In September 2004, the Company entered into a Conversion Agreement with three individuals whereby demand loans in the aggregate principal amount of $149,900 together with $25,500 of accrued interest on the demand loans were converted into shares of restricted common stock of the Company at $.10, the market price at the date of issue. As a result, an aggregate of 1,753,940 shares of restricted common stock were issued including 449,080 shares to Michael A. Feinstein, M.D., the Company's Chairman of the Board.

      During 2003, the Company received additional unsecured loans of $4,500 from Dr. Feinstein, its Chairman of the Board and repaid $15,000 in loans previously made by this individual. At December 31, 2003 the total demand loans outstanding was $149,900. The loans bear interest at seven per cent per year and were payable on demand. The loans were used to finance the Company's working capital requirements.

5.    STOCKHOLDERS' DEFICIENCY

      During the third quarter of 2004, the Company sold 1,610,000 shares of its common stock to three non-affiliated individual investors for $161,000 ($152,100 net of offering expenses) pursuant to a valid private placement.

      In September 2004, the Company entered into an Agreement of Terms with Entrevest I Associates pursuant to which, as consideration for the release of certain stock option rights to purchase up to 40,000,000 shares of the Company's common stock and the release of the right to designate a member to the Board of Directors, the Company agreed to issue 1,250,000 shares of restricted common stock in the Company to Entrevest pursuant to a valid private placement, which were valued at par. Prior to the transaction, Entrevest I Associates owned 3,333,333 shares of common stock of the Company. Also, as part of the Agreement, Michael Solomon has resigned from the Board of Directors.

6.    INCOME TAXES

      There is no provision for income taxes for 2004 due to the availability of net operating loss carryforwards for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At December 31, 2004, the Company had net operating loss carryforwards ("NOL's") approximating $11,800,000. These operating losses are available to offset future taxable income through the year 2024. As a result of the sale of the Company's common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL's carryforwards may be limited. Additionally, the utilization of these NOL's if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no temporary differences for the years ended December 31, 2004 and 2003. The Company has established a 100% valuation allowance of approximately $4,800,000 at December 31, 2004 for the deferred tax assets due to the uncertainty of their realization.

7.    COMMITMENTS AND CONTINGENCIES

      The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2008.

      Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2004 are:
      $36,100 - 2005; $37,600 - 2006; $39,100 - 2007 and $9,900 - 2008.

      Total rental expense under operating leases was $37,700 and $101,100 in 2004 and 2003, respectively.

      The Company had a consulting agreement with a former executive officer and director, the term of which expired at December 31, 2002. The Board of Directors of the Company, in mid-2000, suspended cash payments to the consultant as a potential offset to certain payments made to the consultant by a licensee of the Company. All other provisions of the agreement remained in force throughout the term of the agreement. At December 31, 2004, unpaid consulting fees totaling $166,300 were included in Accrued Expenses on the Balance Sheet.

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

      A summary of stock options under the Company's stock option plans follows:

                                                                                         Exercise          Weighted
                                                                 Number of              Price Range        Average
                                                                   Shares                Per Share      Exercise Price
                                                                   ------                ---------      --------------

         Outstanding at December 31, 2003 and 2002                 525,000             $.30 and $.45         $.36
         Options granted                                         1,150,000                  .17               .17
         Options canceled                                          200,000                  .17               .17
         Outstanding at December 31, 2004                        1,475,000             $.17 to $.45          $.24

                                                                                         Exercise          Weighted
                                                                   Option               Price Range        Average
                                                                   Shares                Per Share      Exercise Price
                                                                   ------                ---------      --------------
         Exercisable at year end:
            2003                                                  525,000              $.30 and $.45           $.36
            2004                                                  675,000              $.17  to $.45           $.32


         Options available for future grant under all plans:
             2003                                               2,175,000
             2004                                               1,225,000

The following table summarizes information about stock options outstanding at December 31, 2004:



Range of exercise prices                           $.17 to $.45

Number outstanding at
  December 31, 2004                                   1,475,000

Weighted average remaining contractual life
(years)                                                3.18

Weighted average exercise price                        $.24

Exercisable options:
   Number outstanding at
   December 31, 2004                                  675,000

  Weighted average remaining
   Contractual life (years)                            1.81

  Weighted average exercise price                      $.32


     On April 30, 2004, the Company granted options to two consultants to purchase a total of 300,000 shares of its common stock at an exercise price of $0.17 per share, vesting after one year, and expiring in five years. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expense of $28,000 during the year ended December 31, 2004.

     On April 30, 2004, the Company granted options to four directors to purchase 50,000 shares each of its common stock at an exercise price of $0.17 per share, vesting immediately, and expiring in five years. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expense of $18,000 during the year ended December 31, 2004.

     On April 30, 2004, the Company granted options to four directors to purchase 100,000 shares each of its common stock at an exercise price of $0.17 per share, vesting on January 1, 2005, and expiring in five years from vesting date. The options are contingent on the directors attending a certain percentage of Board of Directors meetings during 2004. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, The Company recognized consulting expense of $29,000 during the year ended December 31, 2004.

     On April 30, 2004, the Company granted options to two officers to purchase a total of 250,000 shares of its common stock at an exercise price of $0.17 per share, which was the market price on grant date, expiring in five years and vesting at various dates through April 30, 2005.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the year ended December 31, 2004. Had compensation cost for the Company's issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below. The net loss per share would not change. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60%, and a risk-free interest rate of 4% for the year ended December 31, 2004. There were no options issued for the year ended December 31, 2003.


                                                               Year Ended                Year Ended
                                                            December 31, 2004         December 31, 2003
                                                            -----------------         -----------------

         Net loss                      As reported                 ($339,000)                 $458,800
                                       Pro forma                   ($362,000)                 $458,800

         Net loss per share            As reported                     ($.01)                    $0.01
                                       Pro forma                       ($.01)                    $0.01



      At December 31, 2004, the Company has reserved 2,700,000 shares of common stock for possible future issuance upon exercise of stock options. The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2004 or 2003.

9.    SETTLEMENT OF ARBITRATION WITH AFFILIATE

      In June 2003, the Company settled its arbitration proceeding commenced by Euro-Nocopi, S.A. (Euro). Under the terms of the settlement, Euro paid $900,000 to Nocopi and will pay an additional $200,000 in the future for back royalties and all other matters in dispute between the two companies, as well as the termination of Nocopi's 18% ownership of Euro. As part of the Settlement, the Company and Euro entered into an amended and restated license pursuant to which the Company has agreed that Euro may continue to market the Company's technologies in Europe. The $200,000 is being paid in four equal annual installments which commenced in March 2004. The Company recorded a net settlement of $909,400 in 2003 representing the proceeds of the settlement net of the Company's $110,600 investment in Euro and legal expenses incurred during 2003 related to the arbitration.

 10.  MAJOR CUSTOMER INFORMATION

      The Company's largest non-affiliate customers accounted for approximately 52% and 49% of revenues in 2004 and 2003, respectively, and approximately 53% of accounts receivable at December 31, 2004. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.