Form 10QSB
period 2005-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2005-05-16
CIK 888981

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934.

            For the quarterly period ended March 31, 2005.

|_| TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from ______________ to ______________

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

                  9C Portland Road, West Conshohocken, PA 19428
                    (Address of principal executive offices)

                                 (610) 834-9600
                           (Issuer's telephone number)

      Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2005: Common stock, par value $.01 per share:
50,586,181 shares.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX

Part I. FINANCIAL INFORMATION                                               PAGE

         Item 1. Financial Statements

                 Statements of Operations                                    1
                 Three Months ended March 31, 2005
                 and March 31, 2004

                 Balance Sheet                                               2
                 March 31, 2005

                 Statements of Cash Flows                                    3
                 Three Months ended March 31, 2005
                 and March 31, 2004

                 Notes to Financial Statements                             4 - 5

         Item 2. Management's Discussion and Analysis of                  6 - 12
                 Financial Condition and Results of Operations

         Item 3. Disclosure Controls and Procedures                         13

Part II. OTHER INFORMATION                                                  14

                    Signatures                                              15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Nocopi Technologies, Inc.
                            Statements of Operations*
                                   (unaudited)

                                                   Three Months ended March 31
                                                       2005            2004
                                                   ------------    ------------
Revenues
 Licenses, royalties and fees                           $79,600         $77,600
 Product and other sales                                 42,500          63,000
                                                   ------------    ------------
                                                        122,100         140,600

Cost of sales
 Licenses, royalties and fees                            28,800          31,900
 Product and other sales                                 23,500          30,600
                                                   ------------    ------------
                                                         52,300          62,500
                                                   ------------    ------------
  Gross profit                                           69,800          78,100

Operating expenses
 Research and development                                38,900          52,000
 Sales and marketing                                     34,400          45,000
 General and administrative (exclusive of legal
  expenses)                                              63,300          55,700
 Legal expenses                                          20,500          33,400
                                                   ------------    ------------
                                                        157,100         186,100
                                                   ------------    ------------
  Loss from operations                                  (87,300)       (108,000)

Other income (expenses)

 Interest income                                            100              --
 Interest and bank charges                                 (600)         (3,400)
                                                   ------------    ------------
                                                           (500)         (3,400)
                                                   ------------    ------------
  Net loss                                             ($87,800)      ($111,400)
                                                   ============    ============

Basic and diluted loss per common share                   ($.00)          ($.00)

Weighted average common shares outstanding           50,586,181      45,972,241

* The accompanying notes are an integral part of these financial statements.

                            Nocopi Technologies, Inc.
                                 Balance Sheet*
                                   (unaudited)

                                                                     March 31
                                                                       2005
                                                                   ------------
                                    Assets
Current assets
 Cash and cash equivalents                                              $23,100
 Accounts receivable less $15,000 allowance                              77,100
 Arbitration settlement receivable                                       50,000
 Prepaid and other                                                       40,500
                                                                   ------------
  Total current assets                                                  190,700

Fixed assets
 Leasehold improvements                                                  71,200
 Furniture, fixtures and equipment                                      476,200
                                                                   ------------
                                                                        547,400
 Less: accumulated depreciation                                         499,600
                                                                   ------------
                                                                         47,800
Other assets
 Arbitration settlement receivable                                       50,000
                                                                   ------------
   Total assets                                                        $288,500
                                                                   ============

                   Liabilities and Stockholders' Deficiency

Current liabilities
 Accounts payable                                                      $416,200
 Accrued expenses                                                       271,700
 Deferred revenue                                                        36,200
                                                                   ------------
  Total current liabilities                                             724,100

Stockholders' deficiency
 Common stock, $.01 par value
  Authorized - 75,000,000 shares
  Issued and outstanding - 50,586,181 shares                            505,900
 Paid-in capital                                                     11,497,400
 Accumulated deficit                                                (12,438,900)
                                                                   ------------
                                                                       (435,600)
                                                                   ------------
   Total liabilities and stockholders' deficiency                      $288,500
                                                                   ============

* The accompanying notes are an integral part of these financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows*
                                   (unaudited)

                                                     Three Months ended March 31
                                                         2005           2004
                                                      ----------     ----------
Operating Activities
 Net loss                                               ($87,800)     ($111,400)
 Adjustment to reconcile net loss to cash
  used in operating activities
  Depreciation                                             4,200          5,100
                                                      ----------     ----------
                                                         (83,600)      (106,300)
(Increase) decrease in assets
 Accounts receivable                                      26,400        (14,200)
 Arbitration settlement receivable                        50,000         50,000
 Prepaid and other                                       (11,300)        17,200
Increase (decrease) in liabilities
 Accounts payable and accrued expenses                     6,300         (4,500)
 Deferred revenue                                         11,300        (20,000)
                                                      ----------     ----------
                                                          82,700         28,500
                                                      ----------     ----------
  Net cash used in operating activities                     (900)       (77,800)

Investing Activities
 Additions to fixed assets                                    --           (800)
                                                      ----------     ----------
  Net cash used in investing activities                       --           (800)
                                                      ----------     ----------
  Decrease in cash and cash equivalents                     (900)       (78,600)
  Cash and cash equivalents - beginning of period         24,000         89,900
                                                      ----------     ----------
  Cash and cash equivalents - end of period              $23,100        $11,300
                                                      ==========     ==========

* The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Financial Statements

      The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the "Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2004 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2004 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2005 may not be necessarily indicative of the operating results expected for the full year.

Note 2. Going Concern

      Since its inception, the Company has incurred significant losses and, as of March 31, 2005, had accumulated losses of $12,438,900. For the years ended December 31, 2004 and 2003, the Company's losses from operations were $328,500 and $441,300, respectively. In addition, the Company had negative working capital of $533,400 at March 31, 2005. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

      During 2004, the Company raised $161,000 ($152,100 net of offering expenses) in a private placement whereby 1,610,000 shares of the Company's common stock were sold to three non-affiliated individual investors pursuant to a valid private placement. These investments, combined with the receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. and annual payments of $50,000 in 2004 and 2005 in accordance with the settlement agreement, have permitted the Company to continue in operation to the current date. As a result of the settlement, the significant legal fees incurred in the arbitration have been eliminated. Additionally, the Company has reduced staff and, in 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined future date.

Note 3. Income Taxes

      There is no income tax benefit for the losses for the three months ended March 31, 2005 and March 31, 2004 since Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

Note 4. Loss per Share

      Because the Company reported a net loss for the three months ended March 31, 2005 and March 31, 2004, common stock equivalents, consisting of stock options, were anti-dilutive.

Item 2.

                            NOCOPI TECHNOLOGIES, INC.

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation

Forward-Looking Information

      The following Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with our audited Financial Statements and Notes thereto for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Results of Operations

      The Company's revenues are derived from royalties paid by licensees of the Company's technologies, fees for the provision of technical services to licensees and from the direct sale of products incorporating the Company's technologies, such as inks, security paper and pressure sensitive labels, as well as equipment used to support the application of the Company's technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by the Company's licensees and/or additional royalties which typically vary with the licensee's sales or production of products incorporating the licensed technology. Technical services, in the form of on-site or telephone consultations by members of the Company's technical staff, may be offered to licensees of the Company's technologies. The consulting fees are billed at agreed upon per diem or hourly rates at the time the services are rendered. Service fees and sales revenues vary directly with the number of units of service or product provided.

      The Company recognizes revenue on its lines of business as follows:

      a) License fees and royalties are recognized when the license term begins. Upon inception of the license term, revenue is recognized in a manner consistent with the nature of the transaction and the earnings process, which generally is ratably over the license term;

      b) Product sales are recognized upon shipment of products, when the price is fixed or determinable and collectibility is reasonably assured; and

      c) Fees for technical services are recognized when (i) the service has been rendered; (ii) an arrangement exists; (iii) the price is fixed or determinable based upon a per diem or hourly rate; and (iv) collectibility is reasonably assured.

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

      Revenues for the first quarter of 2005 were $122,100 compared to $140,600 in the first quarter of 2004, a 13% decrease. Licenses, royalties and fees increased by $2,000, or 3%, in the first quarter of 2005 to $79,600 from $77,600 in the first quarter of 2004. The increase in licenses, royalties and fees is due primarily to royalties received under a new license arrangement with a customer during the April 2004 to March 2005 period offset in part by the non-renewal of one license agreement during the same period. Product sales were $42,500 in the first quarter of 2005 compared to $63,000 in the first quarter of 2004, a decrease of $20,500 or 33%. The decrease in product sales results primarily from lower levels of sales of the Company's security papers in the first quarter of 2005 compared to the first quarter of 2004.

      The Company's gross profit decreased to $69,800 in the first quarter of 2005 or 57% of revenues from $78,100 or 56% of revenues in the first quarter of 2004. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The first quarter 2005 gross profit, in absolute dollars, was negatively impacted by the decline in revenues from product and other sales.

      Research and development expenses decreased to $38,900 in the first quarter of 2005 compared to $52,000 in the first quarter of 2004 due to a reduction of staff during the third quarter of 2004.

      Sales and marketing expenses decreased to $34,400 in the first quarter of 2005 from $45,000 in the first quarter of 2004. The decrease reflects lower travel, sales promotion and business show expense as certain expenses associated with the introduction of the Company's new Rub-n-Color product for the Educational and Toy Market in the first quarter of 2004 were not incurred in the first quarter of 2005.

      General and administrative expenses (exclusive of legal expenses) increased by $7,600 in the first quarter of 2005 to $63,300 from $55,700 in the first quarter of 2004. The increase results primarily from higher patent acquisition costs in the first quarter of 2005 compared to the first quarter of 2004 due to patent activity relating to its new Rub-n-Color product.

      Legal expenses declined to $20,500 in the first quarter of 2005 from $33,400 in the first quarter of 2004 resulting from a lower level of legal counseling required by the Company in its compliance with securities regulations and other matters.

      Other income (expense) decreased in the first quarter of 2005 compared to the first quarter of 2004 as interest expense on the demand loans was eliminated due to their conversion to common stock of the Company in September 2004.

      The net loss of $87,800 in the first quarter of 2004 compared to the net loss of $111,400 in the first quarter of 2004 results primarily from a staff reduction during 2004 as well as lower marketing expenses and lower legal expense offset in part by lower gross profit during the first three months of 2005 compared to the first three months of 2004.

Plan of Operation, Liquidity and Capital Resources

      The Company's cash and cash equivalents decreased to $23,100 at March 31, 2005 from $24,000 at December 31, 2004. The cash was used to fund operations over the three-month period.

      The loss of a number of customers during the past three years and the loss of periodic fees under the license agreement with Euro-Nocopi, S.A. commencing in 2000 have had a material adverse effect on the Company's revenues and results of operations and upon its liquidity and capital resources. During 2004, the Company raised $161,000 ($152,100 net of offering expenses) in a private placement whereby 1,610,000 shares of the Company's common stock were sold to three non-affiliated individual investors pursuant to a valid private placement. This investment, combined with the receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. and annual payments of $50,000 in 2004 and 2005 in accordance with the settlement agreement, have permitted the Company to continue in operation to the current date. As a result of the settlement, a significant ongoing expense for related legal fees has been eliminated. Additionally, the Company has reduced staff and, during the third quarter of 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date.

      The Company, in response to the ongoing adverse liquidity situation, has maintained a cost reduction program including staff reductions and curtailment of discretionary research and development and sales and marketing expenses, where possible.

Risk Factors

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

Inability to Continue in Operation Without New Equity Investment. The Company had a negative working capital of $533,400 at March 31, 2005 and experienced negative cash flow from operations of $900 in the three months ended March 31, 2005. Additionally, it experienced negative cash flow from operations of $217,200 in the year ended December 31, 2004. Management of the Company believes that while certain staff reductions initiated in 2003 and continuing into 2004 as well as the move of the Company's operations to a new facility in 2003, will reduce the Company's negative cash flow, it anticipates that the negative cash flow will continue until it can achieve revenue increases. Management believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it may be forced to cease operations.

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

FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires financial instruments within its scope to be classified as liabilities (or assets in some circumstances). The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The effective date of certain provisions of Statement 150 for certain mandatorily redeemable financial instruments has been deferred by FSP FAS 150-3. Under the FSP, certain mandatorily redeemable shares are subject to the provisions of Statement 150 for the first fiscal period beginning after December 15, 2004. Other mandatorily redeemable shares are deferred indefinitely but may be subject to classification or disclosure provisions of the Statement. A table indicating the revised effective dates of Statement 150 for particular kinds of entities and instruments is available on the FASB website.

Item 3. Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to provide reasonable assurance that material information required to be included in its periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms. .The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective.

There have been no changes in the Company's internal controls during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

                                     NOCOPI TECHNOLOGIES, INC.


DATE:  May 16, 2005                  /s/ Michael A. Feinstein, M.D.
                                     ------------------------------
                                     Michael A. Feinstein, M.D.
                                     Chairman of the Board


DATE:  May 16, 2005                  /s/ Rudolph A. Lutterschmidt
                                     ----------------------------
                                     Rudolph A. Lutterschmidt
                                     Vice President & Chief Financial Officer