Form 10QSB
period 2005-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2005-08-15
CIK 888981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2005.

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

            MARYLAND                                      87-0406496
--------------------------------              ---------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                  9C Portland Road, West Conshohocken, PA 19428
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2005: Common stock, par value $.01 per share:
50,586,181 shares.

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                                ---        ---

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                                      INDEX

Part I. FINANCIAL INFORMATION                                                                PAGE

      Item 1.   Financial Statements

                  Statements of Operations for Three and Six Months Ended June 30, 2005      1
                  and June 30, 2004
                  Balance Sheet at June 30, 2005                                             2
                  Statements of Cash Flows for Six Months Ended June 30, 2005 and June       3
                  30, 2004
                  Notes to Financial Statements                                              4-5

      Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results of Operations                             6-11

      Item 3.   Controls and Procedures                                                      12


Part II. OTHER INFORMATION                                                                   13


SIGNATURES                                                                                   14

                                              PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                                 Nocopi Technologies, Inc.
                                                 Statements of Operations*
                                                        (unaudited)

                                                 Three Months ended June 30       Six Months ended June 30
                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------
Revenues
      Licenses, royalties and fees              $     82,300    $     95,300    $    161,900    $    172,900
      Product and other sales                         53,300          49,000          95,800         112,000
                                                ------------    ------------    ------------    ------------
                                                     135,600         144,300         257,700         284,900

Cost of sales
      Licenses, royalties and fees                    27,100          28,700          55,900          60,600
      Product and other sales                         22,900          22,300          46,400          52,900
                                                ------------    ------------    ------------    ------------
                                                      50,000          51,000         102,300         113,500
                                                ------------    ------------    ------------    ------------
Gross profit                                          85,600          93,300         155,400         171,400

Operating expenses
      Research and development                        35,700          42,000          74,600          94,000
      Sales and marketing                             26,000          38,000          60,400          83,000
      General and administrative
        (exclusive of legal expenses)                 37,500         104,800         100,800         160,500
      Legal expenses                                  27,300          28,900          47,800          62,300
                                                ------------    ------------    ------------    ------------
                                                     126,500         213,700         283,600         399,800
                                                ------------    ------------    ------------    ------------
Loss from operations                                 (40,900)       (120,400)       (128,200)       (228,400)

Other income (expenses)
      Interest income                                     --              --             100              --
      Interest expense and bank
        charges                                         (500)         (3,300)         (1,100)         (6,700)
                                                ------------    ------------    ------------    ------------
                                                        (500)         (3,300)         (1,000)         (6,700)
                                                ------------    ------------    ------------    ------------
Net loss                                            ($41,400)      ($123,700)      ($129,200)      ($235,100)
                                                ============    ============    ============    ============

Basic and diluted loss per
  common share                                         ($.00)          ($.00)          ($.00)          ($.01)

Weighted average common
  shares outstanding                              50,586,181      45,972,241      50,586,181      45,972,241

 *The accompanying notes are an integral part of these financial statements.

                                      Nocopi Technologies, Inc.
                                           Balance Sheet*
                                             (unaudited)
                                                                                          June 30
                                                                                           2005
                                                                                       ------------
                                             Assets

Current assets
      Cash and cash equivalents                                                        $      6,400
      Accounts receivable less $15,000 allowance                                             77,100
      Arbitration settlement receivable                                                      50,000
      Prepaid and other                                                                      42,800
                                                                                       ------------
           Total current assets                                                             176,300

Fixed assets
      Leasehold improvements                                                                 71,200
      Furniture, fixtures and equipment                                                     476,200
                                                                                       ------------
                                                                                            547,400
Less: accumulated depreciation                                                              503,800
                                                                                       ------------
                                                                                             43,600

Other assets
      Arbitration settlement receivable                                                      50,000
                                                                                       ------------
           Total assets                                                                $    269,900
                                                                                       ============

                            Liabilities and Stockholders' Deficiency
Current liabilities
      Accounts payable                                                                 $    439,100
      Accrued expenses                                                                      272,900
      Deferred revenue                                                                       34,900
                                                                                       ------------
           Total current liabilities                                                        746,900

Stockholders' deficiency
      Common stock, $.01 par value
      Authorized - 75,000,000 shares
      Issued and outstanding - 50,586,181 shares                                            505,900
      Paid-in capital                                                                    11,497,400
      Accumulated deficit                                                               (12,480,300)
                                                                                       ------------
                                                                                           (477,000)
                                                                                       ------------
           Total liabilities and stockholders' deficiency                              $    269,900
                                                                                       ============

*The accompanying notes are an integral part of these financial statements.

                            Nocopi Technologies, Inc.
                            Statements of Cash Flows*
                                   (unaudited)

                                                  Six Months ended June 30
                                                      2005         2004
                                                   ---------    ---------
Operating Activities
      Net loss                                     ($129,200)   ($235,100)
      Adjustments to reconcile net loss to
        cash from operating activities
      Depreciation                                     8,400       10,200
      Compensation expense - stock option grants          --       58,000
                                                    --------     --------
                                                    (120,800)    (166,900)

(Increase) decrease in assets
      Accounts receivable                             26,400      (15,800)
      Arbitration settlement receivable               50,000       50,000
      Prepaid and other                              (13,600)      18,700
Increase (decrease) in liabilities
      Accounts payable and accrued expenses           30,400       52,600
      Deferred revenue                                10,000      (20,000)
                                                    --------     --------
                                                     103,200       85,500
                                                    --------     --------
Cash used in operating activities                    (17,600)     (81,400)

Investing Activities
      Additions to fixed assets                           --         (800)
                                                    --------     --------
      Cash used in investment activities                  --         (800)
                                                    --------     --------

Decrease  in cash and cash equivalents               (17,600)     (82,200)
Cash and cash equivalents - beginning of period       24,000       89,900
                                                    --------     --------
Cash and cash equivalents - end of period           $  6,400     $  7,700
                                                    ========     ========

*The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2004 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2004 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2005 may not be necessarily indicative of the operating results expected for the full year.

NOTE 2.  GOING CONCERN

         Since its inception, the Company has incurred significant losses and, as of June 30, 2005, had accumulated losses of $12,480,300. For the years ended December 31, 2004 and 2003, the Company's losses from operations were $328,500 and $441,300, respectively. In addition, the Company had negative working capital of $570,600 at June 30, 2005. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

         During 2004, the Company raised $161,000 ($152,100 net of offering expenses) in a private placement whereby 1,610,000 shares of the Company's common stock were sold to three non-affiliated individual investors pursuant to a valid private placement. These investments, combined with the receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. and annual payments of $50,000 in 2004 and 2005 in accordance with the settlement agreement, have permitted the Company to continue in operation to the current date. As a result of the settlement, the significant legal fees incurred in the arbitration have been eliminated. Additionally, the Company has reduced staff and, in 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations during the second half of 2005.

NOTE 3.  INCOME TAXES

         There is no provision for income taxes for the three months and six months ended June 30, 2005 and June 30, 2004 since Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 4.  LOSS PER SHARE

         Because the Company reported a net loss for the three and six months ended June 30, 2005 and June 30, 2004, common stock equivalents, consisting of stock options, were anti-dilutive.

NOTE 6.  STOCK OPTIONS ISSUED TO EMPLOYEES

         On April 30, 2004, the Company granted options to two officers to purchase a total of 250,000 shares of its common stock at an exercise price of $0.17 per share, which was the market price on grant date, expiring in five years and vesting at various dates through April 30, 2005.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost was recognized for its stock options issued during the six months ended June 30, 2004. Had compensation cost for the Company's issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below. The net loss per share would not change. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60%, and a risk-free interest rate of 4% for the three and six months ended June 30, 2004. There were no stock options issued during the three and six months ended June 30, 2005.

                                              Three Months Ended       Six Months Ended
                                                June 30, 2004            June 30, 2004
                                              ------------------       ----------------
         Net loss               As reported           ($123,700)             ($235,100)
                                Pro forma             ($146,700)             ($258,100)

         Net loss per share     As reported               ($.00)                ($0.01)
                                Pro forma                 ($.00)                ($0.01)


NOTE 7.  MAJOR CUSTOMER INFORMATION

         The Company's largest non-affiliate customers accounted for approximately 64% and 71% of revenues in the second quarter and first half of 2005, respectively, approximately 67% and 65% of revenues in the second quarter and first half of 2004, respectively and approximately 41% of accounts receivable at June 30, 2005. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

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

     Revenues for the second quarter of 2005 were $135,600 compared to $144,300 in the second quarter of 2004, a 6% decline. Licenses, royalties and fees decreased by $13,000, or 14%, to $82,300 in the second quarter of 2005 from $95,300 in the second quarter of 2004. The decrease in licenses, royalties and fees is due primarily to the non-renewal of one license agreement at the end of 2004 offset in part by the inception during the second quarter of 2005 of license arrangements with two customers. Product sales were $53,300 in the second quarter of 2005 compared to $49,000 in the second quarter of 2004, a 9% increase due primarily to higher sales of the Company's inks offset in part by lower sales of security paper. For the first six months of 2005, revenues were $257,700, 10% lower than revenues of $284,900 in the first six months of 2004. Licenses, royalties and fees of $161,900 in the first half of 2005 were 6% lower than the $172,900 in the first half of 2004 due primarily to the non-renewal of one license over the preceding twelve months offset in part by the inception of three new license arrangements over the same period. Product sales were $95,800 in the first half of 2005 compared to $112,000 in the first half of 2004, a 14% decline. The decrease in product sales reflects lower sales of the Company's line of security papers offset in part by higher sales of inks during the first half of 2005 compared to the first half of 2004.

     The Company's gross profit decreased to $85,600 in the second quarter of 2005 or 63% of revenues from $93,300 or 64% of revenues in the second quarter of 2004. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. The modestly lower gross profit in the second quarter of 2005 compared to the second quarter of 2004 resulted principally from a decrease in revenues represented by licenses, royalties and fees offset in part by lower fixed costs of production.

     For the first six months of 2005, the gross profit was $155,400, or 60% of revenues compared to $171,400, or 60% of revenues, in the first half of 2004. The decrease in the gross profit in absolute dollars in the first half of 2005 compared to the first half of 2004 resulted from a lower level of revenues in the first half of 2005 compared to the first half of 2004.

     Research and development expenses decreased to $35,700 in the second quarter of 2005 from $42,000 in the second quarter of 2004. For the first six months of 2005, research and development expenses were $74,600 compared to $94,000 in the first half of 2004. The decrease in both the second quarter and first half of 2005 was due primarily to a reduction of staff during the third quarter of 2004.

     Sales and marketing expenses were $26,000 in the second quarter of 2005 compared to $38,000 in the second quarter of 2004. For the first six months of 2005, sales and marketing expenses were $60,400 compared to $83,000 in the first six months of 2004. The decrease in both the second quarter and first half of 2005 compared to 2004 reflects lower travel, sales promotion and business show expense as certain expenses associated with the introduction of the Company's new Rub-n-Color product for the Educational and Toy Market in the second quarter and first half of 2004 were not incurred in the second quarter and first half of 2005.

     General and administrative expenses (exclusive of legal expenses) decreased by $67,300 to $37,500 in the second quarter of 2005 from $104,800 in the second quarter of 2004. The decrease in the second quarter of 2005 compared to the second quarter of 2004 is due primarily to $58,000 in expenses recorded in the second quarter of 2004 in connection with the issuance to members of the Company's Board of Directors and two consultants of 900,000 options to purchase shares of the Company's common stock. No options were issued in 2005. For the first six months, general and administrative expenses (exclusive of legal expense) decreased by $59,700 to $100,800 in 2005 from $160,500 in 2004 primarily as a result of the same factor as the second quarter decrease.

     Legal expenses of $27,300 in the second quarter of 2005 approximated the $28,900 in the second quarter of 2004. Legal expenses for the first half of 2005 decreased to $47,800 from $62,300 in the first half of 2004 resulting from a lower level of legal counseling required by the Company in its compliance with securities regulations and other matters during the first six months of 2005.

     Other income (expense) decreased in the second quarter and first half of 2005 compared to the second quarter and first half of 2004 as interest expense on the demand loans was eliminated due to their conversion to common stock of the Company in September 2004.

     The net loss of $41,400 and $129,200, respectively, in the second quarter and first half of 2005 compared to the net loss of $123,700 and $235,100, respectively, in the second quarter and first half of 2004 was due to the non-recurrence of the expense associated with the issuance of stock options to Directors and consultants in the second quarter of 2004, lower sales and marketing expenses and a reduction of staff during 2004 offset in part by a lower gross margin resulting from lower revenues.

PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased to $6,400 at June 30, 2005 from $24,000 at December 31, 2004. The cash was used to fund operations over the six-month period.

     The loss of a number of customers during the past three years and the loss of periodic fees under the license agreement with Euro-Nocopi, S.A. commencing in 2000 have had a material adverse effect on the Company's revenues and results of operations and upon its liquidity and capital resources. During 2004, the Company raised $161,000 ($152,100 net of offering expenses) in a private placement whereby 1,610,000 shares of the Company's common stock were sold to three non-affiliated individual investors pursuant to a valid private placement. This investment, combined with the receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. and annual payments of $50,000 in 2004 and 2005 in accordance with the settlement agreement, have permitted the Company to continue in operation to the current date. As a result of the settlement, a significant ongoing expense for related legal fees has been eliminated. Additionally, the Company has reduced staff and, during the third quarter of 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations during the second half of 2005.

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

Inability to Continue in Operation Without New Equity Investment. The Company had a negative working capital of $570,600 at June 30, 2005 and experienced negative cash flow from operations of $17,600 in the six months ended June 30, 2005. Additionally, it experienced negative cash flow from operations of $217,200 in the year ended December 31, 2004. Management of the Company believes that while certain staff reductions initiated in 2003 and continuing into 2004 as well as the move of the Company's operations to a new facility in 2003, will reduce the Company's negative cash flow, it anticipates that the negative cash flow will continue until it can achieve revenue increases. Management believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations during the second half of 2005. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it may be forced to cease operations.

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

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. It also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, the Company's technologies could possibly be compromised through reverse engineering or other means. In addition, the Company's ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by the Company's adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on the Company's rights. The Company's adverse liquidity situation has also impacted its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. While the Company has been advised by its patent counsel that patent maintenance fees approximating $12,000 will be due during 2005, it presently intends to keep in force patents, whose maintenance fees are approximately $1,000, that are applicable to its current and prospective product offerings. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company's customer and licensee relationships could be adversely affected and the value of the Company's technologies and intellectual property (including their value upon a liquidation of the Company) could be substantially diminished.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB revised SFAS 123, "Accounting for Stock-Based Compensation" to require all companies to expense the fair value of employee stock options. SFAS 123R is effective at the beginning of the next fiscal year beginning after December 15, 2005 for a small business issuer.

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

There have been no changes in the Company's internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                      NOCOPI TECHNOLOGIES, INC.


DATE:  August 15, 2005                /s/ Michael A. Feinstein, M.D.
                                      -----------------------------------------
                                      Michael A Feinstein, M.D.
                                      Chairman of the Board

DATE:  August 15, 2005                /s/ Rudolph A. Lutterschmidt
                                      -----------------------------------------
                                      Rudolph A. Lutterschmidt
                                      Vice President & Chief Financial Officer