Form 10KSB/A
period 2004-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2005-09-14
CIK 888981

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

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

There have been no changes in the Company's internal controls during our fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                       NOCOPI TECHNOLOGIES, INC.
                                        Registrant


Dated: September 14, 2005              By: /s/ Michael A. Feinstein, M.D.
                                       -----------------------------------------
                                       Michael A. Feinstein, M.D.
                                       Chairman of the Board

Dated: September 14, 2005              By: /s/ Rudolph A. Lutterschmidt
                                       -----------------------------------------
                                       Rudolph A. Lutterschmidt
                                       Vice President, Chief Financial Officer
                                       and Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: September 14, 2005              /s/ Michael A. Feinstein, M.D.
                                       -----------------------------------------
                                       Michael A. Feinstein, M.D.,
                                       Chairman of the Board

Dated: September 14, 2005              /s/ Stanley G. Hart
                                       -----------------------------------------
                                       Stanley G. Hart, Director

Dated: September 14, 2005              /s/ Richard Levitt.
                                       -----------------------------------------
                                       Richard Levitt, Director

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

         14.1     Code Of Ethics*(11)

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

(11) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 2004

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