Form 10QSB
period 2005-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2005-11-14
CIK 888981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 2005

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2005: Common stock, par value $.01 per share: 50,586,181 shares.

Transitional Small Business Disclosure Format (check one): Yes ___   No __X__

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX

                                                                         PAGE
PART I. FINANCIAL INFORMATION

      Item 1.   Financial Statements

                  Statements of Operations for Three and Nine Months
                  Ended September 30,                                     1

                  2005 and September 30, 2004
                  Balance Sheet at September 30, 2005                     2

                  Statements of Cash Flows for Nine Months
                  Ended September 30, 2005 and                            3

                  September 30, 2004
                  Notes to Financial Statements                          4-7

      Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results of Operations         8-13

      Item 3.   Disclosure Controls and Procedures                        14


PART II.    OTHER INFORMATION                                             15


SIGNATURES                                                                16


EXHIBIT INDEX                                                             17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                NOCOPI TECHNOLOGIES, INC.
                                                STATEMENTS OF OPERATIONS*
                                                       (UNAUDITED)

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               SEPTEMBER 30                           SEPTEMBER 30
                                                          2005              2004                 2005               2004
                                                       --------          --------             ---------          ---------
REVENUES
 LICENSES, ROYALTIES AND FEES                           $80,100          $101,800              $242,000           $274,700
 PRODUCT AND OTHER SALES                                 58,700            63,200               154,500            175,200
                                                       --------          --------             ---------          ---------
                                                        138,800           165,000               396,500            449,900
COST OF SALES
 LICENSES, ROYALTIES AND FEES                            26,500            36,400                82,400             97,000
 PRODUCT AND OTHER SALES                                 26,600            34,300                73,000             87,200
                                                       --------          --------             ---------          ---------
                                                         53,100            70,700               155,400            184,200
                                                       --------          --------             ---------          ---------
  GROSS PROFIT                                           85,700            94,300               241,100            265,700

OPERATING EXPENSES
 RESEARCH AND DEVELOPMENT                                35,600            40,400               110,200            134,400
 SALES AND MARKETING                                     26,600            25,300                87,000            108,300
 GENERAL AND ADMINISTRATIVE (EXCLUSIVE OF
  LEGAL EXPENSES)                                        42,400            52,100               143,200            212,600
 LEGAL EXPENSES                                          19,100            31,700                66,900             94,000
                                                       --------          --------             ---------          ---------
                                                        123,700           149,500               407,300            549,300
                                                       --------          --------             ---------          ---------
  LOSS FROM OPERATIONS                                  (38,000)          (55,200)             (166,200)          (283,600)

OTHER INCOME (EXPENSES)
 INTEREST INCOME                                              -                 -                   100                  -
 INTEREST AND BANK CHARGES                                 (500)           (3,200)               (1,600)            (9,900)
                                                       --------          --------             ---------          ---------
                                                           (500)           (3,200)               (1,500)            (9,900)
                                                       --------          --------             ---------          ---------
  NET LOSS                                             ($38,500)         ($58,400)            ($167,700)         ($293,500)
                                                       ========          ========             =========          =========

BASIC AND DILUTED LOSS
  PER COMMON SHARE                                        ($.00)            ($.00)                ($.00)             ($.01)

BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                          50,586,181        47,510,221            50,586,181         46,484,901

* THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                          NOCOPI TECHNOLOGIES, INC.
                                               BALANCE SHEET*
                                                 (UNAUDITED)


                                                                                                SEPTEMBER 30
                                                                                                     2005
                                                                                                 -----------
                                                   ASSETS

CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                                                                           $ 3,700
 ACCOUNTS RECEIVABLE LESS $15,000 ALLOWANCE                                                           72,200
 ARBITRATION SETTLEMENT RECEIVABLE                                                                    50,000
 PREPAID AND OTHER                                                                                    31,300
                                                                                                 -----------
  TOTAL CURRENT ASSETS                                                                               157,200

FIXED ASSETS
 LEASEHOLD IMPROVEMENTS                                                                               71,200
 FURNITURE, FIXTURES AND EQUIPMENT                                                                   476,200
                                                                                                 -----------
                                                                                                     547,400
 LESS: ACCUMULATED DEPRECIATION                                                                      508,000
                                                                                                 -----------
                                                                                                      39,400

OTHER ASSETS
 ARBITRATION SETTLEMENT RECEIVABLE                                                                    50,000
                                                                                                 -----------
   TOTAL ASSETS                                                                                     $246,600
                                                                                                 ===========

                                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 ADVANCE FROM DIRECTOR                                                                                $3,000
 ACCOUNTS PAYABLE                                                                                    440,200
 ACCRUED EXPENSES                                                                                    277,600
 DEFERRED REVENUE                                                                                     41,300
                                                                                                 -----------
  TOTAL CURRENT LIABILITIES                                                                          762,100

STOCKHOLDERS' DEFICIENCY
 COMMON STOCK, $.01 PAR VALUE
  AUTHORIZED - 75,000,000 SHARES
  ISSUED AND OUTSTANDING - 50,586,181 SHARES                                                         505,900
  PAID-IN CAPITAL                                                                                 11,497,400
 ACCUMULATED DEFICIT                                                                             (12,518,800)
                                                                                                 -----------
                                                                                                    (515,500)
                                                                                                 -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                   $246,600
                                                                                                 ===========

* THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                               NOCOPI TECHNOLOGIES, INC.
                                               STATEMENTS OF CASH FLOWS*
                                                      (UNAUDITED)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                                     2005                        2004
                                                                                  ---------                   ---------
OPERATING ACTIVITIES
 NET LOSS                                                                         ($167,700)                  ($293,500)
 ADJUSTMENTS TO RECONCILE NET LOSS
  TO CASH FROM OPERATING ACTIVITIES
  DEPRECIATION                                                                       12,600                      15,300
  COMPENSATION EXPENSE - STOCK OPTION GRANTS                                              -                      67,000
                                                                                  ---------                   ---------
                                                                                   (155,100)                   (211,200)

(INCREASE) DECREASE IN ASSETS
 ACCOUNTS RECEIVABLE                                                                 31,300                     (41,700)
 ARBITRATION SETTLEMENT RECEIVABLE                                                   50,000                      50,000
 PREPAID AND OTHER                                                                   (2,100)                     16,500
INCREASE (DECREASE) IN LIABILITIES
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                               36,200                      75,800
 DEFERRED REVENUE                                                                    16,400                     (32,500)
                                                                                  ---------                   ---------
                                                                                    131,800                      68,100
                                                                                  ---------                   ---------
  NET CASH USED IN OPERATING ACTIVITIES                                             (23,300)                   (143,100)

INVESTING ACTIVITIES
 ADDITIONS TO FIXED ASSETS                                                                -                        (800)
                                                                                  ---------                   ---------
 NET CASH USED IN INVESTMENT ACTIVITIES                                                   -                        (800)

FINANCING ACTIVITIES
 ISSUANCE OF COMMON STOCK, NET                                                            -                     152,100
 ADVANCE FROM DIRECTOR, NET                                                           3,000                           -
                                                                                  ---------                   ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                           3,000                     152,100
                                                                                  ---------                   ---------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (20,300)                      8,200
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       24,000                      89,900
                                                                                  ---------                   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $3,700                     $98,100
                                                                                  =========                   =========

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
 CONVERSION OF DEMAND LOANS AND ACCRUED INTEREST TO COMMON STOCK
  DEMAND LOANS                                                                                                 (149,900)
  ACCRUED INTEREST                                                                                              (25,500)
    COMMON STOCK                                                                                                 17,600
    PAID-IN CAPITAL                                                                                             157,800

*THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2004 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2004 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2005 may not be necessarily indicative of the operating results expected for the full year.

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

NOTE 2. GOING CONCERN

         Since its inception, the Company has incurred significant losses and, as of September 30, 2005, had accumulated losses of $12,518,800. For the years ended December 31, 2004 and 2003, the Company's losses from operations were $328,500 and $441,300, respectively. In addition, the Company had negative working capital of $604,900 at September 30, 2005. At September 30, 2005, its cash balance was $3,700. As a result, the Company is in need of immediate capital investment to allow it to continue in operations. The Company will likely incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

         During 2004, the Company raised $161,000 ($152,100 net of offering expenses) in a private placement whereby 1,610,000 shares of the Company's common stock were sold to three non-affiliated individual investors pursuant to a valid private placement. These investments, combined with the receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. and annual payments of $50,000 in 2004 and 2005 in accordance with the settlement agreement, have permitted the Company to continue in operation to the current date. Two further installments of $50,000 each related to the settlement agreement are due in March 2006 and March 2007. As a result of the settlement, the significant legal fees incurred in the arbitration have been eliminated. Additionally, the Company has reduced staff and, in 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations during the fourth quarter of 2005.

NOTE 3. ADVANCE FROM DIRECTOR

         During the third quarter of 2005, the Company's Chairman of the Board advanced $6,000 to the Company of which $3,000 was repaid.

NOTE 4. INCOME TAXES

         There is no provision for income taxes for the three months and nine months ended September 30, 2005 and September 30, 2004 since The Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.

NOTE 5. LOSS PER SHARE

         Because the Company reported a net loss for the three and nine months ended September 30, 2005 and September 30, 2004, common stock equivalents, consisting of stock options, were anti-dilutive.


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

                                                 Three Months Ended      Nine Months Ended
                                                 September 30, 2004     September 30, 2004

         Net loss                As reported              ($58,400)             ($293,500)
                                 Pro forma                ($58,400)             ($316,500)

         Net loss per share      As reported                 ($.00)                ($0.01)
                                 Pro forma                   ($.00)                ($0.01)

         During 2005, the Company granted 300,000 options to three directors, including its Chairman of the Board, under its Directors Stock Option Plan at $.10 per share vesting on January 1, 2006 and expiring in April 2010. In September 2005, the Company granted 100,000 options to a recently appointed director at $.09 per share, vesting on January 1, 2006 and expiring in May 2010. The options for all Directors are contingent upon the directors attending a certain percentage of board of directors meetings in 2005. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, expense of approximately $17,000 will be recognized when the contingency is met.

NOTE 7.  MAJOR CUSTOMER INFORMATION

         The Company's largest non-affiliate customers accounted for approximately 69% and 70% of revenues in the third quarter and first nine months of 2005, respectively, approximately 67% and 58% of revenues in the third quarter and first nine months of 2004, respectively and approximately 86% of accounts receivable at September 30, 2005. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

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

     Revenues for the third quarter of 2005 were $138,800 compared to $165,000 in the third quarter of 2004, a 16% decrease. Licenses, royalties and fees decreased by $21,700, or 21%, to $80,100 in the third quarter of 2005 from $101,800 in the third quarter of 2004. The decrease in licenses, royalties and fees is due primarily to the non-renewal of two license agreements offset in part by the inception during the third quarter of 2005 of a license arrangement with the first licensee for the Company's new Rub-n-Color product for the Educational and Toy Market. Product and other sales were $58,700 in the third quarter of 2005 compared to $63,200 in the third quarter of 2004, a 7% decrease due to lower sales of both the Company's security inks and papers. For the first nine months of 2005, revenues were $396,500, 12% lower than revenues of $449,900 in the first nine months of 2004. Licenses, royalties and fees of $242,000 in the first nine months of 2005 decreased by $32,700, or 12%, from $274,700 in the first nine months of 2004 due primarily to the non-renewal of two licenses over the preceding twelve months offset in part by the inception of three new license arrangements over the same period. Product sales were $154,500 in the first nine months of 2005 compared to $175,200 in the first nine months of 2004, a 12% decline. The decrease in product sales reflects lower sales of the Company's line of security papers offset in part by higher sales of inks during the first half of 2005 compared to the first half of 2004.

     The Company's gross profit decreased to $85,700 in the third quarter of 2005 or 62% of revenues from $94,300 or 57% of revenues in the third quarter of 2004. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. The lower gross profit in the third quarter of 2005 compared to the third quarter of 2004 resulted principally from a decrease in revenues represented by licenses, royalties and fees offset in part by lower fixed costs of production.

     For the first nine months of 2005, the gross profit was $241,100, or 61% of revenues compared to $265,700, or 59% of revenues, in the first nine months of 2004. The decrease in the gross profit in absolute dollars in the first half of 2005 compared to the first half of 2004 resulted from a lower level of revenues in the first nine months of 2005 compared to the first nine months of 2004

     Research and development expenses decreased to $35,600 in the third quarter of 2005 from $40,400 in the third quarter of 2004. For the first nine months of 2005, research and development expenses were $110,200 compared to $134,400 in the first nine months of 2004. The decrease in both the third quarter and first nine months of 2005 was due primarily to a reduction of staff during the third quarter of 2004.

     Sales and marketing expenses of $26,600 in the third quarter of 2005 approximated the $25,300 incurred in the third quarter of 2004. For the first nine months of 2005, sales and marketing expenses were $87,000 compared to $108,300 in the first nine months of 2004. The decrease in the first nine months of 2005 compared to the first nine months of 2004 reflects lower travel, sales promotion and business show expense as certain expenses associated with the introduction of the Company's new Rub-n-Color product for the Educational and Toy Market in the first nine months of 2004 were not incurred in the the first nine months of 2005.

     General and administrative expenses (exclusive of legal expenses) decreased by $9,700 to $42,400 in the third quarter of 2005 from $52,100 in the third quarter of 2004. The decrease in the third quarter of 2005 compared to the third quarter of 2004 is due primarily to $9,000 in expenses recorded in the third quarter of 2004 in connection with the issuance to members of the Company's Board of Directors and two consultants of 900,000 options to purchase shares of the Company's common stock. During 2005, 300,000 options were issued to three members of the Company's Board of Directors subject to certain board meeting attendance requirements. For the first nine months, general and administrative expenses (exclusive of legal expense) decreased by $69,400 to $143,200 in 2005 from $212,600 in 2004 primarily as a result of the same factor as the third quarter decrease.

     Legal expenses decreased to $19,100 and $66,900, respectively, in the third quarter and first nine months of 2005 from $31,700 and $94,000 in the third quarter and first nine months of 2004. During the third quarter of 2004, the Company incurred legal fees in structuring agreements related to the conversion of the Company's demand loans into common stock and the release of certain stock option rights. Additionally, during the first nine months of 2005, a lower level of legal counseling was required by the Company in its compliance with securities regulations and other matters than in the first nine months of 2004.

     Other income (expense) decreased in the third quarter and first nine months of 2005 compared to the third quarter and first nine months of 2004 as interest expense on the demand loans was eliminated due to their conversion to common stock of the Company in September 2004.

     The net loss of $38,500 and $167,700, respectively, in the third quarter and first nine months of 2005 compared to the net loss of $58,400 and $293,500, respectively, in the third quarter and first nine months of 2004 was due to the non-recurrence of the expense associated with the issuance of stock options to Directors and consultants in the second quarter of 2004, lower sales and marketing expenses and a reduction of staff during 2004 offset in part by a lower gross margin resulting from lower revenues.

PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased to $3,700 at September 30, 2005 from $24,000 at December 31, 2004. The cash was used to fund operations over the nine-month period.

     The loss of a number of customers during the past three years and the loss of periodic fees under the license agreement with Euro-Nocopi, S.A. commencing in 2000 have had a material adverse effect on the Company's revenues and results of operations and upon its liquidity and capital resources. During 2004, the Company raised $161,000 ($152,100 net of offering expenses) in a private placement whereby 1,610,000 shares of the Company's common stock were sold to three non-affiliated individual investors pursuant to a valid private placement. This investment, combined with the receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. and annual payments of $50,000 in 2004 and 2005 in accordance with the settlement agreement, have permitted the Company to continue in operation to the current date. As a result of the settlement, a significant ongoing expense for related legal fees has been eliminated. Additionally, the Company has reduced staff and, during the third quarter of 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations during the fourth quarter of 2005.

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

Inability to Continue in Operation Without Immediate New Equity Investment. The Company had a negative working capital of $604,900 at September 30, 2005 and experienced negative cash flow from operations of $23,300 in the nine months ended September 30, 2005. Additionally, it experienced negative cash flow from operations of $217,200 in the year ended December 31, 2004. Management of the Company believes that while certain staff reductions initiated in 2003 and continuing into 2004 as well as the move of the Company's operations to a new facility in 2003, will reduce the Company's negative cash flow, it anticipates that the negative cash flow will continue until it can achieve revenue increases. Management believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations during the fourth quarter of 2005. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it may be forced to cease operations.

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


                                 NOCOPI TECHNOLOGIES, INC.

DATE: November 14, 2005          /s/ Michael A. Feinstein, M.D.
                                 ------------------------------
                                 Michael A Feinstein, M.D.
                                 Chairman of the Board & Chief Executive Officer

DATE: November 14, 2005          /s/ Rudolph A. Lutterschmidt
                                 ----------------------------
                                 Rudolph A. Lutterschmidt
                                 Vice President & Chief Financial Officer

                                  EXHIBIT INDEX

31.1     Certificate of Chief Executive Officer required by Rule 13a-14(a).

31.2     Certificate of Chief Financial Officer required by Rule 13a-14(a).

32.1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002