Form 10KSB
period 2005-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2006-04-07
CIK 888981

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

                   For the fiscal year ended December 31, 2005
                                             -----------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                        to
                                   ----------------------    -------------------

    Commission file number 000-20333
                           -----------------------------------------------------

                            Nocopi Technologies, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                         Maryland                                               87-0406496
--------------------------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

         9C Portland Road, West Conshohocken, PA                                   19428
--------------------------------------------------------------     ------------------------------------
         (Address of principal executive offices)                                (Zip Code)

Issuer's telephone number (610) 834-9600
                          -----------------------------

Securities registered under Section 12(b) of the Exchange Act:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED

         None                                        Not Applicable
---------------------------            -----------------------------------------

---------------------------            -----------------------------------------

Securities registered under section 12(g) of the Exchange Act:

                           Common Stock $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issues is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         State issuer's revenues for its most recent fiscal year.  $528,300.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer [computed by reference to the price at which the common equity of the registrant was last sold on March 15, 2006. $9,970,000

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 50,750,655 shares of Common Stock, $.01 par value at March 15, 2006.

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

During 2003, Registrant settled its dispute with Euro-Nocopi, S.A., its former European licensee, relocated its operations to a smaller, lower cost facility after the termination of its lease at its former location and hired two former employees who have significant knowledge of the Registrant's technologies and production methods. The $900,000 received in the arbitration settlement with Euro-Nocopi, S.A. has permitted Registrant to continue in operation to the current date. It remains highly uncertain whether Registrant can achieve positive cash flow before its adverse liquidity forces it to cease or suspend operations. Registrant's management is seeking additional capital, if possible, and may continue to explore possible business combination opportunities if such opportunities are presented. Additional capital is also needed to fund programs and activities designed to increase Registrant's operating revenues to levels that will sustain its operations.

In late 2003, Registrant developed and began to market a new technology, named "Rub-n-Color", which consists of a system of removable dyes in a large variety of colors that can be activated through rubbing with a fingernail or a firm object. Registrant believes this technology has applications in children's activity products such as a coloring book without crayons and in educational testing review products. Registrant has demonstrated this technology to several potential licensees, participated in trade shows including the 2004 and 2005 American International Toy Fair in New York City and has received several industry awards. In late 2005, Registrant negotiated its first license for the use of this technology. There can be no assurances that these initiatives will generate additional operating revenues that will allow Registrant to sustain its operations.

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

ENTERTAINMENT AND TOY PRODUCTS

As mentioned above, in late 2003, after the re-employment of two former members of the Registrant's technical staff, a new technology was developed that consists of removable dyes that can be produced in a variety of colors and can be revealed by rubbing with a fingernail or other firm object such as a plastic pen cap. This technology has been named Rub-n-Color. Registrant believes that this new technology does not compromise the confidentiality of its security and authentication technologies. Applications include children's activity products such as a coloring book without crayons or a restaurant place mat, educational instruction books and testing review manuals. Registrant has obtained certifications of non-toxicity from the Consumer Products Services, Inc. and the American Society for Testing and Materials laboratories. In February 2004, Registrant inaugurated its marketing efforts for this new technology at the American International Toy Fair in New York City and it attended the Toy Fair again in February 2005. During 2004, Registrant received awards from Creative Child Magazine and Spectrum Magazine for its rub-it and Color Activity Book. As a result of its participation and marketing activities, Registrant has identified a number of potential licensees in the children's and educational markets and has had preliminary contact, to date consisting primarily of negotiating non-disclosure and non-analysis agreements, with several businesses in these target markets. During 2005, Registrant negotiated a license agreement with a publisher of children's coloring and activity books to utilize Registrant's inks in its products. The marketing of these products by the licensee is anticipated to commence in 2006. There are no assurances that the resources that Registrant, even with additional investment, can devote to marketing and further technical development of this new product line will be sufficient to increase the Company's revenues to levels resulting in positive cash flow.

The following table illustrates the approximate percentage of Registrant's revenues accounted for by each type of its products for each of the two last fiscal years:

                                                                     Year Ended December 31,
                                                                     -----------------------
Product Type                                                         2005                2004
------------                                                         ----                ----
Anti-Counterfeiting & Anti-Diversion Technologies and Products        86%                 85%
Document Security Products                                            13%                 15%
Entertainment and Toy Products                                         1%                  0%

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

MAJOR CUSTOMERS

During 2005, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 2005 total revenues from three non-affiliated customers who individually accounted for approximately 41%, 16% and 11% of 2005 revenues.

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

During the years ended December 31, 2005 and 2004, Nocopi expended approximately $145,900 and $170,300 respectively, on research and development.

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

EMPLOYEES

At March 15, 2006, Registrant had three full-time and two part-time employees. Registrant believes that its relations with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Registrant conducts its operations solely in the United States; however, it does have licensees in Europe, Australia and New Zealand. These licensees accounted for less than 5% of Registrants gross revenues in 2005.

ITEM 2. DESCRIPTION OF PROPERTY

Registrant's corporate headquarters, research and ink production facilities are located at 9C Portland Road, West Conshohocken, Pennsylvania 19428. Its telephone number is (610) 834-9600. These premises consist of approximately 5,000 square feet of space in a multi-tenant building leased by the Registrant from an unaffiliated third party pursuant to a lease expiring in March 2008. Current monthly rent under this lease is $3,042 escalating four percent on each anniversary date of the lease. Registrant is also responsible for its pro-rata share of the operating costs of the building. Registrant incurred leasehold improvement expenditures of approximately $70,000 through December 31, 2005 and believes that additional leasehold improvement expenditures will not be significant. Registrant believes that this space will be adequate for its current needs and that additional space will be available as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2005, no matters were submitted to a vote of Registrant's security holders.


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

                                                     High Bid           Low Bid
                                                     --------           -------

     January 1, 2004 to March 31, 2004                 $.24              $.13
     April 1, 2004 to June 30, 2004                    $.19              $.12
     July 1, 2004 to September 30, 2004                $.17              $.08
     October 1, 2004 to December 31, 2004              $.16              $.12

     January 1, 2005 to March 31, 2005                 $.13              $.11
     April 1, 2005 to June 30, 2005                    $.13              $.07
     July 1, 2005 to September 30, 2005                $.11              $.07
     October 1, 2005 to December 31, 2005              $.14              $.08

     January 1, 2006 to March 15, 2006                 $.29              $.08

As of March 15, 2006, 50,750,655 shares of Registrant's Common Stock were outstanding. The number of holders of record of Registrant's Common Stock was approximately 600. However, Registrant estimates that it has a significantly greater number of Common Stockholders because a number of shares of Registrant's Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 50,750,655 shares of Common Stock which are outstanding, Registrant, at March 15, 2006, has reserved for issuance 2,700,000 shares of its Common Stock which underlie options to purchase Common Stock of the Registrant.

The Company did not pay dividends in 2005 or 2004 and does not anticipate paying any such dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

During 2005, the Company, did not issue any unregistered securities.

ISSUER REPURCHASES OF EQUITY SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING INFORMATION

You should read the following discussion and analysis of the Company's financial condition and results of operation in conjunction with the financial statements and related notes. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions. The Company's actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of this Item 6 and elsewhere in this Form 10-KSB.

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as "may," "might," "will," "should," "could," "intends," "estimates," "predicts," "potential," "continue," "believes," "anticipates," "plans," "expects" and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about the Company's market opportunities, strategy, competition, projected revenue and expense levels and the adequacy of the Company's available cash resources. This Form 10-KSB also contains forward-looking statements attributed to third parties. These statements are only predictions based on current expectations and projections about future events. There are important factors that could cause the Company's actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, including those factors discussed in "Risk Factors."

Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The Company disclaims any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Revenues for 2005 were $528,300, a decrease of approximately 16%, or $100,000, from $628,300 in 2004. Licenses, royalties and fees decreased in 2005 by approximately 18% to $307,400 from $373,200 in 2004. The decrease in licenses, royalties and fees is due primarily to the non-renewal of license arrangements with three licensees during 2005 offset in part by the inception of license arrangements with three new licensees during the same period. Product and other sales decreased by $34,200, or approximately 13% to $220,900 in 2005 from $255,100 in 2004. The decrease in product and other sales reflects lower sales of both the Company's security inks and its line of security papers in 2005 compared to 2004.

Gross profit decreased to $321,400 or approximately 61% of revenues in 2005 from $365,200 or approximately 58% of revenues in 2004. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in 2005 compared to 2004 resulted principally from a decrease in revenues represented by licenses, royalties and fees offset in part by lower fixed costs of production.

Research and development expenses decreased to $145,900 in 2005 from $170,300 in 2004. The decrease in 2005 was due primarily to a reduction of staff during the third quarter of 2004.

Sales and marketing expenses decreased to $109,600 in 2005 from $142,000 in 2004. The decrease in 2005 compared to 2004 reflects lower travel, sales promotion and business show expense as certain expenses associated with the introduction of the Company's new Rub-n-Color product for the Educational and Toy Market in 2004 were not incurred in 2005.

General and administrative expenses (exclusive of legal expenses) decreased to $200,100 in 2005 from $260,200 in 2004. The decrease in 2005 compared to 2004 is due primarily to $75,000 in expenses recorded in 2004 in connection with the issuance to members of the Company's Board of Directors and two consultants of 900,000 options to purchase shares of the Company's common stock. During 2005, 300,000 options were issued to three members of the Company's Board of Directors and $17,000 in expense was recorded. During 2005 the Company's patent acquisition expenses increased due to increased activity in this area.

Legal expenses decreased to $79,600 in 2005 from $121,200 in 2004. During 2004, the Company incurred legal fees in structuring agreements related to the conversion of the Company's demand loans into common stock and the release of certain stock option rights. Additionally, during 2005, a lower level of legal counseling was required by the Company in its compliance with securities regulations and other matters than in 2004.

Other income (expense) decreased in 2005 compared to 2004 as interest expense on demand loans was significantly reduced due to conversions to common stock of the Company in September 2004.

The net loss of $215,900 in 2005 compared to $339,000 in 2004 was due to the lower expense associated with the issuance of stock options to Directors and consultants in 2005 compared to 2004, lower sales and marketing expenses, lower legal expenses and a reduction of staff during 2004 offset in part by a lower gross margin resulting from lower revenues.

PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $4,300 at December 31, 2005 from $24,000 at December 31, 2004. During 2005, the Company received $18,000 in demand loans from two individuals, including $3,000 from its Chairman of the Board, and used $37,700, including a portion of cash on hand at the beginning of the year, to fund operations.

The continued loss of a number of customers during the past four years and the loss of periodic fees under the license agreement with Euro-Nocopi, S.A. commencing in 2000 have had a material adverse effect on the Company's revenues and results of operations and upon its liquidity and capital resources. During 2004, the Company raised $161,000 ($152,100 net of offering expenses) in a private placement whereby 1,610,000 shares of the Company's common stock were sold to three non-affiliated individual investors pursuant to a valid private placement. This investment, combined with the receipt of $900,000 in June 2003 in conjunction with the settlement of its arbitration proceedings with Euro-Nocopi, S.A. has permitted the Company to continue in operation to the current date. As a result of the settlement, a significant ongoing expense for related legal fees has been eliminated. Additionally, the Company has reduced staff and, during the third quarter of 2003, completed its relocation to a new facility that it believes will enable the Company to further reduce its operating expenses. Management of the Company believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date.

The Company, in response to the ongoing adverse liquidity situation, has maintained a cost reduction program including staff reductions, where possible, and curtailment of discretionary research and development and sales and marketing expenses.

The Company does not currently plan any significant additional capital investment over the next twelve months.

RISK FACTORS

Our operating results, financial condition and stock price are subject to certain risks, some of which are beyond our control. These risks could cause our actual operating and financial results to differ materially from those expressed in our forward looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC:

Inability to Continue in Operation Without New Capital Investment. We had a negative working capital of $631,700 at December 31, 2005. Additionally, we experienced negative cash flow from operations of $37,700 in the year ended December 31, 2005. Our management believes that while certain staff reductions initiated in 2003 and the move of our operations to a new facility, which was completed during the third quarter of 2003, will reduce our negative cash flow, we anticipate that our negative cash flow will continue until we can achieve revenue increases. Our management believes that we will need to obtain additional capital in the future both to fund investments needed to increase our operating revenues to levels that will sustain our operations and to fund operating deficits that we anticipate will continue until revenue increases can be realized. There can be no assurances that we will be successful in obtaining sufficient additional capital, or if we do obtain additional capital, that the additional capital will enable us to improve our business so as to have a material positive effect on our operations and cash flow. We believe that without additional investment, we may be forced to cease operations at an undetermined future date. It is uncertain whether our assets will retain any value if we cease operations. There are no assurances that we will be able to secure additional equity investment before we may be forced to cease operations.

Possible Inability to Develop New Business. Even if we are able to raise cash through additional capital investment or otherwise, we must quickly improve our operating cash flow. Because we have already significantly reduced our operating expenses, our management believes that any significant improvement in our cash flow must result from increases in our revenues from traditional sources and from new revenue sources. Our ability to develop new revenues may depend on the extent of both our marketing activities and our research and development activities, both of which are limited. There are no assurances that the resources, even with additional investment, that we can devote to marketing and to research and development will be sufficient to increase our revenues to levels resulting in positive cash flow.

Inability to Obtain Raw Materials and Products for Resale. Our adverse financial condition has required us to significantly defer payments due vendors who supply raw materials and other components of our security inks and security paper that we purchase for resale and professional and other services. As a result, we are required to pay cash in advance of shipment to certain of our suppliers. Delays in shipments to customers caused by our inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue to supply us with needed products could impact our ability to service our customers and adversely affect our customer and licensee relationships. While receipt of funds in conjunction with the settlement of the arbitration with Euro-Nocopi, S.A. and sales of shares of our common stock in 2004 have allowed us to continue in operation to the current date, there can be no assurances that we will be able to maintain our vendor relationships in an acceptable manner.

Uneven Pattern of Quarterly and Annual Operating Results. Our revenues, which are derived primarily from licensing and royalties, are difficult to forecast due to the long sales cycle of our technologies, the potential for customer delay or deferral of implementation of our technologies, the size and timing of inception of individual license agreements, the success of our licensees and strategic partners in exploiting the market for the licensed products, modifications of customer budgets, and uneven patterns of royalty revenue and product orders. As our revenue base is not substantial, delays in finalizing license contracts, implementing the technology to initiate the revenue stream and customer ordering decisions can have a material adverse effect on our quarterly and annual revenue expectations and, as our operating expenses are substantially fixed, income expectations will be subject to a similar adverse outcome. As licensees for the entertainment and toy products are added, the unpredictability of our revenue stream may be further impacted.

Volatility of Stock Price. The market price for our common stock has historically experienced significant fluctuations and may continue to do so. We have, since our inception, operated at a loss and have not produced revenue levels traditionally associated with publicly traded companies. Our common stock is not listed on a national or regional securities exchange and, consequently, we receive limited publicity regarding our business achievements and prospects, nor do securities analysts and traders extensively follow our stock and our stock is also thinly traded. Our market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of our common stock.

Intellectual Property. We rely on a combination of protections provided under applicable international patent, trademark and trade secret laws. We also rely on confidentiality, non-analysis and licensing agreements to establish and protect our rights in our proprietary technologies. While we actively attempt to protect these rights, our technologies could possibly be compromised through reverse engineering or other means. In addition, our ability to enforce our intellectual property rights through appropriate legal action has been and will continue to be limited by our adverse liquidity. There can be no assurances that we will be able to protect the basis of our technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on our rights. Our adverse liquidity situation has also impacted our ability to obtain patent protection on our intellectual property and to maintain protection on previously issued patents. We have been advised by our patent counsel that patent maintenance fees approximating $7,000 will be due during 2006. We have not yet made a decision on keeping any or all of these patents in force. There can be no assurances that we will be able to continue to prosecute new patents and maintain issued patents. As a result, our customer and licensee relationships could be adversely affected and the value of our technologies and intellectual property (including their value upon our liquidation) could be substantially diminished.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company currently accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which for employee stock options permits the use of intrinsic value method described in APB opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects for accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company accounts for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense for employee granted options.

Had compensation cost for the Company's stock option plan been determined on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's 2005 and 2004 net loss and net loss per common share would have been increased to the pro forma amounts indicated below. In 2005 and 2004, the fair value amounts were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 5% and expected option life of five years.

                                                    December 31    December 31
                                                        2005           2004
                                                    -----------    -----------
      Net loss
       As reported                                  ($215,900)      ($339,000)
         Pro forma                                  ($221,900)      ($362,000)

       Net loss per common share basic and diluted
        As reported                                    ($.00)         ($0.01)
        Pro forma                                      ($.00)         ($0.01)

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R will be effective for the Company beginning in the first quarter of its fiscal 2006. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company's stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. Although the adoption of SFAS No. 123R is expected to have a material effect on the Company's results of operations, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information required with respect to this Item 7, see index to Financial Statements and Schedules on pages F-1 of this report on Form 10-KSB.

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

There have been no changes in the Company's internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and officers of the Company, their ages, present positions with the Company, and a summary of their business experience are set forth below.

Michael A. Feinstein, M.D., 59, Chairman of the Board of Directors since December 1999 and Nocopi's acting Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than twenty years, serving for more than ten years as the President of a group medical practice including three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle College and his M.D. from Jefferson Medical College. He has been an active private investor for more than thirty years, during which he has consulted with the management of the companies in which he invested on a number of occasions.

Herman M. Gerwitz, CPA, 52, a director since May 2005,is the CFO of Keystone Property Group. Mr. Gerwitz has been with Keystone full time since 1998 and has been responsible for all the financial matters of a Real Estate Development Company that has grown to over 3 million square feet of commercial real estate and a $100,000,000 Real Estate Fund. Prior to joining Keystone, Mr.Gerwitz has spent 20 years as a partner in a public accounting firm. He has received a BBA from Temple University with master's coursework at Widner University. He is a member of both the Pennsylvania and American Institutes of Certified Public Accountants since 1983.

Stanley G. Hart, 45, a director since March 2001, is President and CEO of S.G. Hart Associates, LLC, a strategic brand protection consulting company which helps firms develop and implement strategies designed to protect global supply chains from counterfeiting, diversion, theft and product tampering. Mr. Hart has served in this position since 2003. From its formation in 2000 until its merger in 2003, Mr. Hart was President and CEO of Westvaco Brand Security, Inc., a wholly owned subsidiary of MeadWestvaco Corporation. Mr. Hart founded the company and established operations in the USA, Japan, Hong Kong, Singapore, Brazil, Belgium and Israel. Prior thereto, Mr. Hart served Westvaco Corporation (parent company of Westvaco Brand Security, Inc.) for more than ten years in various management capacities. Mr. Hart has over 20 years of international general management experience within the brand protection, chemical, packaging and paper industries. With five years as an expatriate, Mr. Hart's diverse experience includes new ventures, international business, sales and marketing, mergers and acquisitions, technology assessment and strategic planning. Mr. Hart has a B.A. degree in Chemistry from the University of North Carolina at Chapel Hill, and a MBA from the Fuqua School of Business at Duke University. Mr. Hart is a member of the National Association of Corporate Directors, the American Management Association, the American Consultants League and is an Accredited Professional Consultant.

Richard Levitt, 49, a director since December 1999, is currently a Senior Account Executive for Dell Inc and has served in this capacity since 2005. He has day to day responsibilities to retain and develop preferred corporate accounts in Western Pennsylvania. Prior to Dell Inc., he was engaged in the network services segment of the computer industry. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services. Since founding XiTech, he has served as one of its corporate principals as a Network Consultant and as the Manager of its Network Sales Force. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University.

Rudolph A. Lutterschmidt, 59, has been Vice President and Chief Financial Officer of the Company for more than five years, serving in this capacity on a part-time basis since January 2000. Since April 2005, Mr. Lutterschmidt has been employed by BCA Employee Management Group, Inc., a Human Resource Outsource firm located in West Chester, PA. From January 2002 to March 2005, Mr. Lutterschmidt was employed by CitySort LP, a data to delivery mailing business, serving as its Chief Financial Officer from January 2002 to February 2005. From January 2000 through November 2001, he had been employed as a management consultant by Smart & Associates, LLP, an accounting and professional services firm. He is a graduate of Syracuse University, a member of Financial Executives International, the Institute of Management Accountants and is a Certified Management Accountant.

The terms of the current directors will expire at the 2006 annual meeting of stockholders of the Company.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company has established a standing audit committee in accordance with
Section 3(a) (58) (A) of the Securities Exchange Act of 1934 that makes recommendations to the Company's board of directors regarding the selection of an independent registered public accounting firm, review the results and scope of the Company's audits and other accounting-related services and reviews and evaluates the Company's internal control functions. The audit committee is comprised of Michael A. Feinstein, M.D., its Chairman of the Board, and Herman
M. Gerwitz, CPA. The board of directors has determined that Mr. Gerwitz is an "audit committee financial expert" as currently defined under the SEC rules implementing Section 407 of the Sarbanes Oxley Act of 2002. The board of directors of the Company believes that the composition and functioning of its audit committee complies with all applicable requirements of the Sarbanes Oxley Act of 2002 and SEC rules and regulations including those regarding the independence of the audit committee members.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and persons performing similar functions. A copy of the Company's Code of Ethics is incorporated by reference to Exhibit 14.1 of this report on Form 10-KSB.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors and any persons who beneficially own more than 10% of its common stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of any Section 16(a) forms received by it, the Company believes that with respect to the fiscal year ended December 31, 2005, all the Reporting Persons complied with all applicable filing requirements except as follows:

Michael A. Feinstein, M.D., the Company's Chairman and Chief Executive Officer, has both directly and indirectly acquired common stock and stock options of the Company in a number of transactions for which he has failed to file Form 4 reports on a timely basis. Messrs. Gerwitz and Levitt directly acquired stock options of the Company and failed to file Form 3 and/or Form 4 reports on a timely basis. The Company is advised that such reports are being prepared and will be filed promptly.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

During 2005, the Company did not pay any cash compensation to Dr. Feinstein, who has served since February 2000 as the Company's acting Chief Executive Officer, and no other executive officer of the Company received compensation equal to or greater than $100,000. In 2005, Dr. Feinstein received options to purchase 100,000 shares of common stock of the Company, expiring in April 2010, at $.10 per share, representing 100% of the options granted to all employees during the year. These options are exercisable on January 1, 2006. At December 31, 2005, Dr. Feinstein held options to purchase 250,000 shares of the Company's common stock. At December 31, 2005, 150,000 of these options were exercisable. In addition, none of the 250,000 options held by Dr. Feinstein were "in the money" as of December 31, 2005. The Company does reimburse the expenses incurred by its named executive officers in the performance of their duties. Dr. Feinstein is the Company's only "named executive officer".

DIRECTOR COMPENSATION

Directors have not been paid any cash compensation for their services as such during the year ended December 31, 2005. During 2005, Messrs. Hart and Levitt received options to purchase an aggregate of 200,000 shares of common stock of the Company at $.10 per share and Mr. Gerwitz received options to purchase 100,000 shares of common stock of the Company at $.11 per share. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2006, the stock ownership of (1) each person or group known by the Registrant to beneficially own 5% or more of Registrant's common stock and (2) each director and named executive officer (as set forth under the heading "Executive Compensation") individually, and (3) all directors and executive officers of the Company as a group. To the Company's knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such persons name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 9C Portland Road, West Conshohocken, Pennsylvania, 19428.

                                                                                       COMMON STOCK
                                                                             -----------------------------
                                                                                NUMBER
                                                                              OF SHARES
                                                                             BENEFICIALLY   PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                                        OWNED         CLASS (1)
------------------------                                                     -------------  --------------
 5% STOCKHOLDERS
  Westvaco Brand Security, Inc. (2)
  One High Ridge Park
  Stamford, CT 06905 .......................................................   3,917,030         7.6%
  Ross. L Campbell
  675 Lewis Lane
  Ambler, PA 19002 (3) .....................................................   3,264,457         6.3%
  Philip N. Hudson
  P.O. Box 160892
  San Antonio, TX 78280-3092 ...............................................   3,105,000         6.0%


DIRECTORS AND OFFICERS
  Michael A Feinstein, M.D. (4) ............................................   3,047,140         5.9%
  Herman Gerwitz  (5) ......................................................     275,000           *
  Stanley G. Hart (6) ......................................................     250,000           *
  Richard Levitt (7) .......................................................     535,800         1.0%
  All Executive Officers and Directors as a Group (5 individuals) (8) ......   3,698,227         8.1%

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

(2) As reflected in a Schedule 13D dated March 14, 2001 filed on behalf of Westvaco Brand Security, Inc.

(3)  As reflected in a Schedule 13D dated April 4, 2005 filed on behalf of Ross
     L. Campbell.

(4) Includes 497,974 shares held by a pension plan of which Dr. Feinstein is a trustee and 250,000 presently exercisable stock options.

(5)  Includes 100,000 presently exercisable stock options.

(6)  Includes 250,000 presently exercisable stock options.

(7) Includes 400 shares owned by Mr. Levitt's wife and 250,000 presently exercisable stock options.

(8)  Includes 950,000 presently exercisable stock options.

          EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2005

                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                Number of securities to be    Weighted-average exercise    equity compensation plans
                                  issued upon exercise of       price of outstanding         (excluding securities
Plan Category                       outstanding options                options             reflected in column (a))
                                ---------------------------- ---------------------------- ----------------------------
                                            (a)                          (b)                          (c)
Equity Compensation
  plans approved by
  security holders                         500,000                      $.31                        200,000
Equity Compensation
  plans not approved by
  security holders                       1,175,000                      $.15                        825,000
                                ---------------------------- ---------------------------- ----------------------------
TOTAL                                    1,675,000                      $.24                      1,025,000
                                ============================ ============================ ============================

Registrant's 1999 Stock Option Plan was adopted by the Registrant's board of directors in February 1999. The Plan provides for the grant of incentive or non-qualified options to purchase up to 2,000,000 million shares of common restricted stock of the Registrant to employees, directors, consultants and advisors. The Plan is administered by the board of directors or a committee of not less than two board members appointed by the board and terminates on the tenth anniversary of its adoption.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

See Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has retained the public accounting firm of Morison Cogen, LLP, formerly Cogen Sklar, LLP, whose principal business address is 150 Monument Rd., Suite 500, Bala Cynwyd, PA 19004, to perform its annual audit for inclusion of its report in Form 10-KSB, and perform SAS 100 reviews of quarterly information in connection with Form 10-QSB filings.

AUDIT FEES

During 2005 and 2004, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $24,000 and $22,500, respectively.

AUDIT-RELATED FEES

During 2005 and 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

During 2005 and 2004, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $4,500 in each year.

ALL OTHER FEES

During 2005 and 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

The Audit Committee, consisting of Michael A. Feinstein, M.D., Chairman and Chief Executive Officer, and Herman M. Gerwitz, CPA, evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NOCOPI TECHNOLOGIES, INC.


Date: April 6, 2006                                By: /s/ Michael A. Feinstein, M.D.
                                                   ----------------------------------
                                                   Michael A. Feinstein, M.D.
                                                   Title:Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                         TITLE                                    DATE
       ---------                                         -----                                    ----

/s/ Michael A. Feinstein, M.D.           Chairman of the Board and Chief Executive            April 6, 2006
------------------------------             Officer (Principal Executive Officer)
Michael A. Feinstein, M.D.

/s/ Rudolph A. Lutterschmidt            Vice President, Chief Financial Officer and           April 6, 2006
------------------------------               Chief Accounting Officer (Principal
Rudolph A. Lutterschmidt                      Financial and Accounting Officer)

/s/ Herman Gerwitz                                        Director                            April 6, 2006
------------------------------
Herman Gerwitz

/s/ Stanley G. Hart                                       Director                            April 6, 2006
------------------------------
Stanley G. Hart

/s/ Richard Levitt                                        Director                            April 6, 2006
------------------------------
Richard Levitt

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm      F-2

Balance Sheet as of December 31, 2005                                  F-3

Statements of Operations for the Years ended
December 31, 2005 and 2004                                             F-4

Statements of Stockholders' Deficiency for
the Years ended December 31, 2005 and 2004                             F-5

Statements of Cash Flows for the Years ended
December 31, 2005 and 2004                                             F-6

Notes to Financial Statements                                  F-7 to F-14

       REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


       To the Stockholders and Board of Directors
        of Nocopi Technologies, Inc.
       West Conshohocken, Pennsylvania

       We have audited the accompanying balance sheet of Nocopi Technologies, Inc. as of December 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

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


                                                          /s/ MORISON COGEN, LLP
                                                          ----------------------


       Bala Cynwyd, Pennsylvania
       March 20, 2006

                            NOCOPI TECHNOLOGIES, INC.
                                 BALANCE SHEET*
                                                                  DECEMBER 31
                                                                      2005
                                                                  ------------
                                     ASSETS

CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                                        $      4,300
 ACCOUNTS RECEIVABLE LESS $15,000 ALLOWANCE
  FOR DOUBTFUL ACCOUNTS                                                 47,500
 ARBITRATION SETTLEMENT RECEIVABLE                                      50,000
  PREPAID AND OTHER                                                     40,400
                                                                  ------------
  TOTAL CURRENT ASSETS                                                 142,200

FIXED ASSETS
 LEASEHOLD IMPROVEMENTS                                                 71,200
 FURNITURE, FIXTURES AND EQUIPMENT                                     476,200
                                                                  ------------
                                                                       547,400
 LESS: ACCUMULATED DEPRECIATION AND AMORTIZATION                       512,400
                                                                  ------------
                                                                        35,000

OTHER ASSETS
  ARBITRATION SETTLEMENT RECEIVABLE                                     50,000
                                                                  ------------
                                                                  $    227,200
                                                                  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 DEMAND LOANS                                                     $     18,000
 ACCOUNTS PAYABLE                                                      469,100
 ACCRUED EXPENSES                                                      276,800
 DEFERRED REVENUE                                                       10,000
                                                                  ------------
  TOTAL CURRENT LIABILITIES                                            773,900

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 SERIES A PREFERRED STOCK $1.00 PAR VALUE
  AUTHORIZED - 300,000 SHARES
   ISSUED AND OUTSTANDING - NONE
COMMON STOCK, $.01 PAR VALUE
  AUTHORIZED - 75,000,000 SHARES
  ISSUED AND OUTSTANDING - 50,586,181 SHARES                           505,900
 PAID-IN CAPITAL                                                    11,514,400
 ACCUMULATED DEFICIT                                               (12,567,000)
                                                                  ------------
                                                                      (546,700)
                                                                  ------------
                                                                  $    227,200
                                                                  ============

*The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS*

                                                  YEARS ENDED DECEMBER 31
                                                    2005            2004
                                                ------------    ------------
REVENUES
 LICENSES, ROYALTIES AND FEES                   $    307,400    $    373,200
 PRODUCT AND OTHER SALES                             220,900         255,100
                                                ------------    ------------
                                                     528,300         628,300
                                                ------------    ------------

COST OF SALES
 LICENSES, ROYALTIES AND FEES                        108,700         135,900
 PRODUCT AND OTHER SALES                              98,200         127,200
                                                ------------    ------------
                                                     206,900         263,100
                                                ------------    ------------
  GROSS PROFIT                                       321,400         365,200
                                                ------------    ------------

OPERATING EXPENSES
 RESEARCH AND DEVELOPMENT                            145,900         170,300
 SALES AND MARKETING                                 109,600         142,000
 GENERAL AND ADMINISTRATIVE
   (EXCLUSIVE OF LEGAL EXPENSES)                     200,100         260,200
 LEGAL EXPENSES                                       79,600         121,200
                                                ------------    ------------
                                                     535,200         693,700
                                                ------------    ------------
  LOSS FROM OPERATIONS                              (213,800)       (328,500)
                                                ------------    ------------

OTHER INCOME (EXPENSES)
 INTEREST INCOME                                         100             200
 INTEREST AND BANK CHARGES                            (2,200)        (10,700)
                                                ------------    ------------
                                                      (2,100)        (10,500)
                                                ------------    ------------
  NET  LOSS                                     $   (215,900)   $   (339,000)
                                                ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE         $       (.00)   $       (.01)



BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                               50,586,181      47,614,388


 *The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY*
            FOR THE PERIOD JANUARY 1, 2004 THROUGH DECEMBER 31, 2005

                                                 COMMON STOCK
                                            --------------------    PAID-IN        ACCUMULATED
                                            SHARES       AMOUNT     CAPITAL          DEFICIT
                                            ------       ------     -------          -------

BALANCE - JANUARY 1, 2004                45,972,241    $459,700  $11,141,100     $(12,012,100)

SALES OF COMMON STOCK, NET                1,610,000      16,100      136,000

CONVERSION OF DEMAND LOANS AND
   ACCRUED INTEREST                       1,753,940      17,600      157,800

ISSUANCE OF COMMON STOCK IN EXCHANGE
  FOR RELEASE OF STOCK OPTION RIGHTS      1,250,000      12,500      (12,500)

STOCK OPTION COMPENSATION                                             75,000

NET LOSS
                                                                                     (339,000)
                                       ------------------------------------------------------
BALANCE - DECEMBER 31, 2004              50,586,181     505,900   11,497,400      (12,351,100)

STOCK OPTION COMPENSATION                                             17,000

NET LOSS
                                                                                     (215,900)
                                       ------------------------------------------------------
BALANCE - DECEMBER 31, 2005              50,586,181    $505,900  $11,514,400     ($12,567,000)


*The accompanying notes are an integral part of these financial statements.

                                           NOCOPI TECHNOLOGIES, INC.
                                           STATEMENTS OF CASH FLOWS*

                                                                           YEARS ENDED DECEMBER 31
                                                                           2005               2004
                                                                         ---------         ---------
 OPERATING ACTIVITIES
  NET LOSS                                                               $(215,900)        $(339,000)
  ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO
   CASH USED IN OPERATING ACTIVITIES
   DEPRECIATION                                                             17,000            20,300
   COMPENSATION EXPENSE - STOCK OPTION GRANTS                               17,000            75,000
                                                                         ---------         ---------
                                                                          (181,900)         (243,700)

  (INCREASE) DECREASE IN ASSETS
  ACCOUNTS RECEIVABLE                                                       56,000           (63,700)
  ARBITRATION SETTLEMENT RECEIVABLE                                         50,000            50,000
  PREPAID AND OTHER                                                        (11,200)           11,000
 INCREASE (DECREASE) IN LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                     64,300            75,800
  DEFERRED REVENUE                                                         (14,900)          (46,600)
                                                                         ---------         ---------
                                                                           144,200            26,500
                                                                         ---------         ---------
   NET CASH USED IN OPERATING ACTIVITIES                                   (37,700)         (217,200)


 INVESTING ACTIVITIES
  ADDITIONS TO FIXED ASSETS                                                   --                (800)

 FINANCING ACTIVITIES
  ISSUANCE OF COMMON STOCK, NET                                               --             152,100

  DEMAND LOANS                                                              21,500              --
  DEMAND LOAN REPAYMENT                                                     (3,500)             --
                                                                         ---------         ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     18,000           152,100
                                                                         ---------         ---------
    DECREASE IN CASH AND CASH EQUIVALENTS                                  (19,700)          (65,900)
 CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                                                         24,000            89,900
                                                                         ---------         ---------
  END OF YEAR                                                            $   4,300         $  24,000
                                                                         =========         =========


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
  CONVERSION OF DEMAND LOANS AND ACCRUED INTEREST TO COMMON STOCK
   DEMAND LOANS                                                                             (149,900)
   ACCRUED INTEREST                                                                          (25,500)
     COMMON STOCK                                                                             17,600
     PAID-IN CAPITAL                                                                         157,800


   *The accompanying notes are an integral part of these financial statements.

                            NOCOPI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

      CASH AND CASH EQUIVALENTS - Cash equivalents consist principally of time deposits and highly liquid investments with an original maturity of three months or less placed with major banks and financial institutions. Cash equivalents are carried at the lower of cost, plus accrued interest, or market value and are held in money market accounts at a local bank. At December 31, 2005, Nocopi had no investments in money market accounts.

      CONCENTRATION OF CREDIT RISK INVOLVING CASH - During the year, the Company had uninsured cash balances at one financial institution. This financial institution has a strong credit rating, and Management believes that credit risk related to these deposits is minimal. At December 31, 2005, the total balance was 0.

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

      EARNINGS (LOSS) PER SHARE - The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2005 and 2004, common stock equivalents, including stock options and warrants were anti-dilutive.

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

      RECENTLY ISSUED ACCOUNTING STANDARDS

      The Company currently accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which for employee stock options permits the use of intrinsic value method described in APB opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects for accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company accounts for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense for employee granted options.

      Had compensation cost for the Company's stock option plan been determined on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's 2005 and 2004 net loss and net loss per common share would have been increased to the pro forma amounts indicated below. In 2005 and 2004, the fair value amounts were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 5% and expected option life of five years.


                                                              December 31       December 31
                                                                 2005              2004
                                                              -----------       -----------
          Net loss
            As reported                                       ($215,900)         ($339,000)
            Pro forma                                         ($221,900)         ($362,000)

          Net loss per common share basic and diluted
            As reported                                           ($.00)            ($0.01)
            Pro forma                                             ($.00)            ($0.01)



     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No.
     123R), Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R will be effective for the Company beginning in the first quarter of its fiscal 2006. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company's stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. Although the adoption of SFAS No. 123R is expected to have a material effect on the Company's results of operations, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense.

3. GOING CONCERN

     Since its inception, the Company has incurred significant losses and, as of December 31, 2005, had accumulated losses of $12,567,000. For the years ended December 31, 2005 and 2004, the Company's losses from operations were $213,800 and $328,500, respectively. In addition, the Company had negative working capital of $631,700 at December 31, 2005. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

     During 2004, the Company raised $161,000 ($152,100 net of offering expenses) in a private placement whereby 1,610,000 shares of the Company's common stock were sold to three non-affiliated individual investors pursuant to a valid private placement. Additionally, the Company has reduced staff and continued to reduce expenses. Management of the Company believes that it has in immediate need to obtain additional capital both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized and is actively seeking investment through a valid private placement initiated in early 2006. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined future date.

     The Company's independent registered certified public accountants have included a "going concern" explanatory paragraph in their audit report accompanying the 2005 financial statements. The paragraph states that the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.       DEMAND LOANS

      During 2005, the Company received unsecured loans totaling $21,500 from two individuals of which $6,500 was lent by Michael A. Feinstein, M.D., its Chairman of the Board and repaid $3,500 in loans made by this individual. At December 31, 2005, the total demand loans outstanding were $18,000. The loans bear interest at seven per cent per year and are payable on demand. The loans were used to finance the Company's working capital requirements.

      In September 2004, the Company entered into a Conversion Agreement with three individuals whereby demand loans in the aggregate principal amount of $149,900 together with $25,500 of accrued interest on the demand loans were converted into shares of restricted common stock of the Company at $.10, the market price at the date of issue. As a result, an aggregate of 1,753,940 shares of restricted common stock were issued including 449,080 shares to Dr. Feinstein, the Company's Chairman of the Board.

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

6.    INCOME TAXES

      There is no provision for income taxes for 2005 and 2004 due to the availability of net operating loss carryforwards for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At December 31, 2005, the Company had net operating loss carryforwards ("NOL's") approximating $12,000,000. These operating losses are available to offset future taxable income through the year 2025. As a result of the sale of the Company's common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL's carryforwards may be limited. Additionally, the utilization of these NOL's if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no temporary differences for the years ended December 31, 2005 and 2004. The Company has established a 100% valuation allowance of approximately $4,900,000 at December 31, 2005 for the deferred tax assets due to the uncertainty of their realization.

7.    COMMITMENTS AND CONTINGENCIES

      The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2009.

      Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2005 are:
      $38,600 - 2006; $40,100 - 2007; $10,900 - 2008 and $1,000 - 2009.

      Total rental expense under operating leases was $37,700 in both 2005 and 2004.

      The Company had a consulting agreement with a former executive officer and director, the term of which expired at December 31, 2002. The Board of Directors of the Company, in mid-2000, suspended cash payments to the consultant as a potential offset to certain payments made to the consultant by a licensee of the Company. All other provisions of the agreement remained in force throughout the term of the agreement. At December 31, 2005, unpaid consulting fees totaling $166,300 were included in Accrued Expenses on the Balance Sheet.

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

   A summary of stock options under the Company's stock option plans follows:

                                                                                Exercise         Weighted
                                                        Number of             Price Range         Average
                                                          Shares               Per Share       Exercise Price
                                                          ------               ---------       --------------

Outstanding at December 31, 2003                          525,000             $.30 and $.45         $.36
Options granted                                         1,150,000                  .17               .17
Options canceled                                          200,000                  .17               .17
                                                        ---------             -------------        -----
Outstanding at December 31, 2004                        1,475,000             $.17 to $.45           .24
Options granted                                           400,000              .10 and .11           .10
Options canceled                                          200,000                   .30              .30
                                                        ---------             -------------        -----
Outstanding at December 31, 2005                        1,675,000             $.10 to $.45          $.20
                                                        =========             =============        =====

                                                                                Exercise          Weighted
                                                          Option               Price Range         Average
                                                          Shares                Per Share       Exercise Price
                                                          ------                ---------       --------------
Exercisable at year end:
 2004                                                     625,000              $.17 to $.45          $.32
 2005                                                   1,275,000              $.17 to $.45          $.23


 Options available for future grant under all plans:
 2004                                                    1,225,000
 2005                                                    1,025,000

The following table summarizes information about stock options outstanding at December 31, 2005:



Range of exercise prices                           $.10 to $.45
                                                   ------------
Number outstanding at
  December 31, 2005                                  1,675,000
                                                     ---------
Weighted average remaining contractual life
(years)                                                3.00
                                                       ----
Weighted average exercise price                        $.20
                                                       ----
Exercisable options:
   Number outstanding at
   December 31, 2005                                 1,275,000
                                                     ---------
  Weighted average remaining
   Contractual life (years)                            2.54
                                                       ----
  Weighted average exercise price                      $.23
                                                       ----

      Effective April 30, 2005, the Company, under its directors stock option plan, granted options to two directors to purchase 100,000 shares each of its common stock at an exercise price of $0.10 per share, vesting on January 1, 2006, and expiring in five years. On September 23, 2005, the Company granted options to a new director to purchase 100,000 shares of its common stock at an exercise price of $0.11 per share, vesting on January 1, 2006, and expiring in five years. The options are contingent on the directors attending a certain percentage of Board of Directors meetings during 2005. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, The Company recognized consulting expense of $17,000 during the year ended December 31, 2005.

      Effective April 30, 2005, the Company granted options to an officer and director under its directors stock option plan to purchase a total of 100,000 shares of its common stock at an exercise price of $0.10 per share, which was the market price on grant date, expiring in five years and vesting on January 1, 2006.

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

      On April 30, 2004, the Company granted options to four directors to purchase 50,000 shares each of its common stock at an exercise price of $.17 per share, vesting immediately, and expiring in five years. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expense of $18,000 during the year ended December 31, 2004.

      On April 30, 2004, the Company granted options to four directors to purchase 100,000 shares each of its common stock at an exercise price of $0.17 per share, vesting on January 1, 2005, and expiring in five years. The options are contingent on the directors attending a certain percentage of Board of Directors meetings during 2004. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, The Company recognized consulting expense of $29,000 during the year ended December 31, 2004.

      On April 30, 2004, the Company granted options to two officers to purchase a total of 250,000 shares of its common stock at an exercise price of $0.17 per share, which was the market price on grant date, expiring in five years and vesting at various dates through April 30, 2005.

      At December 31, 2005, the Company has reserved 2,700,000 shares of common stock for possible future issuance upon exercise of stock options. The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2005 or 2004.

 9.   MAJOR CUSTOMER INFORMATION

      The Company's largest non-affiliate customers accounted for approximately 68% and 52% of revenues in 2005 and 2004, respectively, and approximately 85% of accounts receivable at December 31, 2005. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

10.  SUBSEQUENT EVENT

      On February 8, 2006 the Company raised $25,000 through the sale of 164,474 shares of its common stock to a pension plan controlled by the Chairman of the Board of the Company. The stock was issued at $0.152 per share, which was a 20% discount to the closing price on that date.

                                  EXHIBIT INDEX

The following Exhibits are filed as part of this Annual Report on Form 10-KSB:

Exhibit
Number                                  Description

 3.1       Articles of Incorporation (1)

 3.2       Bylaws (1)

 3.3       Articles of Amendment to Articles of Incorporation (3)

 3.4       Article of Amendment to Articles of Incorporation (4)

 3.5       Amendments to Bylaws (5)

 4.1*      Form of Certificate of Common Stock [NOCOPI - ADD THIS ONE]

10.1+ Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (2)

10.2+      Nocopi Technologies, Inc. 1996 Stock Option Plan (3)

10.3+      Nocopi Technologies, Inc. 1999 Stock Option Plan (4)

10.4+ Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (4)

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

10.15      Subscription Agreement with Entrevest I Associates (7)

10.16 Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (7)

10.17      Settlement Agreement with Euro-Nocopi, S.A. (8)

10.18      Agreement of Terms with Entrevest I Associates (9)

10.19      Conversion Agreement (10)

14.1       Code of Ethics (11)

31.1*      Certification of Chief Financial Officer required by Rule 13a-14(a).

31.2*      Certification of Chief Executive Officer required by Rule 13a-14(a).

32.1* Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Exhibit filed with this Report.

+    Compensation plans and arrangements for executives and others.


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