Form 10QSB
period 2006-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2006-05-15
CIK 888981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended March 31, 2006.

[  ]     TRANSITION REPORT UNDER 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

              For the transition period from _________________ to ______________

                         Commission file number 0-20333

                            NOCOPI TECHNOLOGIES, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

           MARYLAND                                     87-0406496
----------------------------                 ---------------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2006: Common stock, par value $.01 per share:
51,134,733 shares.

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

                            NOCOPI TECHNOLOGIES, INC.

                                      INDEX


Part I. FINANCIAL INFORMATION                                              PAGE

        Item 1.  Financial Statements

                 Statements of Operations                                   1
                 Three Months ended March 31, 2006
                 and March 31, 2005

                 Balance Sheet                                              2
                 March 31, 2006

                 Statements of Cash Flows                                   3
                 Three Months ended March 31, 2006
                 and March 31, 2005

                 Notes to Financial Statements                            4 - 6


        Item 2.  Management's Discussion and Analysis of                  7 - 11
                 Financial Condition and Results of Operations


        Item 3. Controls and Procedures                                    12


Part II.  OTHER INFORMATION                                                13

                           Signatures                                      14

                         PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS*
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31
                                                                                 2006                    2005
                                                                          ------------------      ------------------
 REVENUES
  LICENSES, ROYALTIES AND FEES                                                       $44,700                 $79,600
  PRODUCT AND OTHER SALES                                                             42,200                  42,500
                                                                          ------------------      ------------------
                                                                                      86,900                 122,100

 COST OF SALES
  LICENSES, ROYALTIES AND FEES                                                        16,900                  28,800
  PRODUCT AND OTHER SALES                                                             24,300                  23,500
                                                                          ------------------      ------------------
                                                                                      41,200                  52,300
                                                                          ------------------      ------------------
   GROSS PROFIT                                                                       45,700                  69,800

 OPERATING EXPENSES
  RESEARCH AND DEVELOPMENT                                                            36,300                  38,900
  SALES AND MARKETING                                                                 27,900                  34,400
  GENERAL AND ADMINISTRATIVE (EXCLUSIVE OF LEGAL
   EXPENSES)                                                                          50,700                  63,300
  LEGAL EXPENSES                                                                      10,000                  20,500
                                                                          ------------------      ------------------
                                                                                     124,900                 157,100
                                                                          ------------------      ------------------
   LOSS FROM OPERATIONS                                                              (79,200)                (87,300)

 OTHER INCOME (EXPENSES)
  INTEREST INCOME                                                                       -                        100
  INTEREST AND BANK CHARGES                                                           (1,100)                   (600)
                                                                          ------------------      ------------------
                                                                                      (1,100)                   (500)
                                                                          ------------------      ------------------
   NET LOSS                                                                         ($80,300)               ($87,800)
                                                                          ==================      ==================

 BASIC AND DILUTED LOSS PER COMMON SHARE                                            ($.00)                  ($.00)


 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       50,823,856              50,586,181

*THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.
                                 BALANCE SHEET*
                                   (UNAUDITED)

                                                                                                       MARCH 31
                                                                                                         2006
                                                                                                  ------------------
                                     ASSETS
 CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                                                  $43,400
  ACCOUNTS RECEIVABLE LESS $15,000 ALLOWANCE                                                                  23,000
  ARBITRATION SETTLEMENT RECEIVABLE                                                                           50,000
  Inventory                                                                                                   42,200
  PREPAID AND OTHER                                                                                           29,300
                                                                                                  ------------------
   TOTAL CURRENT ASSETS                                                                                      187,900

 FIXED ASSETS
  LEASEHOLD IMPROVEMENTS                                                                                      71,200
  FURNITURE, FIXTURES AND EQUIPMENT                                                                          476,200
                                                                                                  ------------------
                                                                                                             547,400
  LESS: ACCUMULATED DEPRECIATION                                                                             516,300
                                                                                                  ------------------
                                                                                                              31,100
                                                                                                  ------------------
    TOTAL ASSETS                                                                                            $219,000
                                                                                                  ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
  DEMAND LOANS                                                                                               $18,000
  ACCOUNTS PAYABLE                                                                                           447,900
  ACCRUED EXPENSES                                                                                           290,100
  DEFERRED REVENUE                                                                                            10,000
                                                                                                   -----------------
   TOTAL CURRENT LIABILITIES                                                                                 766,000

 STOCKHOLDERS' DEFICIENCY
  COMMON STOCK, $.01 PAR VALUE
   AUTHORIZED - 75,000,000 SHARES
   ISSUED AND OUTSTANDING - 51,134,733 SHARES                                                                511,400
  PAID-IN CAPITAL                                                                                         11,588,900
  ACCUMULATED DEFICIT                                                                                    (12,647,300)
                                                                                                   -----------------
                                                                                                            (547,000)
                                                                                                   -----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                          $219,000
                                                                                                   =================

*THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS*
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31
                                                                                 2006                    2005
                                                                          -------------------     -------------------
 OPERATING ACTIVITIES
  NET LOSS                                                                          ($80,300)               ($87,800)
  ADJUSTMENT TO RECONCILE NET LOSS TO CASH
   USED IN OPERATING ACTIVITIES
   DEPRECIATION                                                                        3,900                   4,200
                                                                          ------------------      -------------------
                                                                                     (76,400)                (83,600)

 (INCREASE) DECREASE IN ASSETS
  ACCOUNTS RECEIVABLE                                                                 24,500                  26,400
  ARBITRATION SETTLEMENT RECEIVABLE                                                   50,000                  50,000
  INVENTORY                                                                          (42,200)                    -
  PREPAID AND OTHER                                                                   11,100                 (11,300)
 INCREASE (DECREASE) IN LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                               (7,900)                  6,300
  DEFERRED REVENUE                                                                        -                   11,300
                                                                          ------------------      ------------------
                                                                                      35,500                  82,700
                                                                          ------------------      ------------------
   NET CASH USED IN OPERATING ACTIVITIES                                             (40,900)                   (900)

 FINANCING ACTIVITIES
  ISSUANCE OF COMMON STOCK                                                            80,000                      -
                                                                          ------------------      ------------------
   NET CASH USED IN INVESTING ACTIVITIES                                              80,000                      -
                                                                          ------------------      ------------------
   INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                      39,100                    (900)
   CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     4,300                  24,000
                                                                          ------------------      ------------------
   CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $43,400                 $23,100
                                                                          ==================      ==================

*THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NOCOPI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the "Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2005 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2005 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2006 may not be necessarily indicative of the operating results expected for the full year.

NOTE 2.  STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard SFAS 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

There were no stock options granted during the three months ended March 31, 2006.

Prior to December 31, 2005, the Company followed the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans.

In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company prior to December 31, 2005.

There were no stock options granted during the three months ended March 31, 2005.

The following table summarizes all stock option activity of the Company since December 31, 2005:

                                                                                       Weighted Average
                                                Number               Exercise              Exercise
                                               of Shares               Price                 Price
                                           ------------------   --------------------  --------------------
Outstanding, December 31, 2005                     1,675,000       $.10 to $.45              $.20
                                           ------------------   --------------------  --------------------

Canceled                                             325,000       $.30 and $.45             $.39
                                           ------------------   --------------------  --------------------

Outstanding, March 31, 2006                        1,350,000       $.10 to $.17              $.15
                                           ------------------   --------------------  --------------------

Exercisable, March 31, 2006                        1,350,000       $.10 to $.17              $.15
                                           ------------------   --------------------  --------------------

NOTE 3. GOING CONCERN

Since its inception, the Company has incurred significant losses and, as of March 31, 2006, had accumulated losses of $12,647,300. For the years ended December 31, 2005 and 2004, the Company's losses from operations were $213,800 and $328,500, respectively. In addition, the Company had negative working capital of $578,100 at March 31, 2006. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

During the first quarter of 2006, the Company raised $80,000 in a valid private placement whereby 348,078 shares of the Company's common stock were sold to two non-affiliated individual investors and to a pension plan controlled by the Company's Chairman of the Board. These investments, combined with continuing expense reductions, have permitted the Company to continue in operation to the current date. Management of the Company believes that it will need, and is actively seeking, to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined future date.

NOTE 4. DEMAND LOANS

The Company has unsecured loans from two individuals totaling $18,000, including $3,000 from the Company's Chairman of the Board, outstanding at March 31, 2006. The loans bear interest at seven per cent per year and are payable on demand.

NOTE 5. STOCKHOLDERS' DEFICIENCY

During the first quarter of 2006, the Company sold 348,078 shares of its common stock to two non-affiliated individual investors and 164,474 to a pension plan controlled by Michael A. Feinstein, M.D., the Company's Chairman of the Board, for a total of $80,000 pursuant to a valid private placement.

NOTE 6. INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2006 and March 31, 2005 since Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 7. LOSS PER SHARE

Because the Company reported a net loss for the three months ended March 31, 2006 and March 31, 2005, common stock equivalents, consisting of stock options, were anti-dilutive.

NOTE 8. SUBSEQUENT EVENT

On April 30, 2006, under the Company's directors' option plan (the "plan"), options to acquire 100,000 shares of the Company's common stock were granted to each of the four members of the Board of Directors of the Company, including one member who is also an executive officer of the Company, at $.215 per share. Under the terms of the plan, the options will vest on January 1, 2007 provided the director attended at least 75% of the year's board meetings and will expire five years from the date of grant.

ITEM 2.

                            NOCOPI TECHNOLOGIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING INFORMATION

     The following Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with our audited Financial Statements and Notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

     Revenues for the first quarter of 2006 were $86,900 compared to $122,100 in the first quarter of 2005, a 29% decrease. Licenses, royalties and fees decreased by $34,900, or 43%, in the first quarter of 2006 to $44,700 from $79,600 in the first quarter of 2005. The decrease in licenses, royalties and fees is due primarily to the non-renewal of one license agreement during late 2005. Product sales of $42,200 in the first quarter of 2006 approximated the product sales of $42,500 in the first quarter of 2005.

     The Company's gross profit decreased to $45,700 in the first quarter of 2006 or 53% of revenues from $69,800 or 57% of revenues in the first quarter of 2005. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company's technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The first quarter 2006 gross profit, in absolute dollars and as a percentage of revenues, was negatively impacted by the decline in revenues from licenses, royalties and fees.

     Research and development expenses of $36,300 in the first quarter of 2006 approximated the $38,900 in the first quarter of 2005.

     Sales and marketing expenses decreased to $27,900 in the first quarter of 2006 from $34,400 in the first quarter of 2005. The decrease reflects lower commissions, sales promotion and business show expense in the first quarter of 2006 compared to the first quarter of 2005.

     General and administrative expenses (exclusive of legal expenses) decreased by $12,600 in the first quarter of 2006 to $50,700 from $63,300 in the first quarter of 2005. The decrease results primarily from lower patent acquisition activity in the first quarter of 2006 compared to the first quarter of 2005.

     Legal expenses declined to $10,000 in the first quarter of 2006 from $20,500 in the first quarter of 2005 resulting from a lower level of legal counseling utilized by the Company in the first quarter of 2006 compared to the first quarter of 2005

     Other income (expense) increased in the first quarter of 2006 compared to the first quarter of 2005 as interest expense was incurred on the demand loans received in the latter half of 2005.

     The net loss of $80,300 in the first quarter of 2006 compared to the net loss of $87,800 in the first quarter of 2005 results primarily from a the Company's continued cost containment efforts offset in part by a lower gross profit during the first three months of 2006 compared to the first three months of 2005.

PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased to $43,400 at March 31, 2006 from $4,300 at December 31, 2005. During the quarter, the Company received $80,000 through the sale of 348,078 shares of its common stock and used $40,900 to fund operations.

     The continued loss of a number of customers during the past four years have had a material adverse effect on the Company's revenues and results of operations and upon its liquidity and capital resources. During the first three months of 2006, the Company raised $80,000 in a valid private placement whereby 348,078 shares of the Company's common stock were sold to two non-affiliated individual investors and to a pension plan controlled by the Company's Chairman of the Board. These investments, combined with the third of four installment payments of $50,000 in accordance with the settlement agreement of its arbitration with Euro-Nocopi, S. A., and the receipt of funds early in the second quarter of 2006 from a new licensee have permitted the Company to continue in operation to the current date. Management of the Company believes that it will need to obtain, and it is actively seeking, additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date.

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

Inability to Continue in Operation Without New Equity Investment. The Company had a negative working capital of $578,100 at March 31, 2006 and experienced negative cash flow from operations of $40,900 in the three months ended March 31, 2006. Additionally, it experienced negative cash flow from operations of $37,700 in the year ended December 31, 2005. Management of the Company believes that while certain staff reductions initiated in 2003 and continuing into 2004 as well as the move of the Company's operations to a new facility in 2003, will reduce the Company's negative cash flow, it anticipates that the negative cash flow will continue until it can achieve revenue increases. Management believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company's operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date. It is uncertain whether the Company's assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it may be forced to cease operations.

Inability to Obtain Raw Materials and Products for Resale. The Company's adverse financial condition has required it to significantly defer payments due vendors who supply raw materials and other components of the Company's security inks and security paper that the Company purchases for resale and professional and other services. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. Delays in shipments to customers caused by the Company's inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue to supply the Company with needed products could impact the Company's ability to service its customers and adversely affect its customer and licensee relationships. While receipt of funds in conjunction with the settlement of the arbitration with Euro-Nocopi, S.A. and sales of shares of the Company's common stock in 2006 have allowed the Company to continue in operation to the current date, there can be no assurances that the Company will be able to maintain its vendor relationships in an acceptable manner.

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

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. It also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, the Company's technologies could possibly be compromised through reverse engineering or other means. In addition, the Company's ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by the Company's adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on the Company's rights. The Company's adverse liquidity situation has also impacted its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company has been advised by its patent counsel that patent maintenance fees approximating $7,000 will be due during 2006. The Company has not yet made a decision on keeping any or all of these patents in force. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company's customer and licensee relationships could be adversely affected and the value of the Company's technologies and intellectual property (including their value upon a liquidation of the Company) could be substantially diminished.

OFF-BALANCE SHEET ARRANGEMENTS

 The Company does not have any off-balance sheet arrangements.

ITEM 3.   CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in the Company's internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         On February 8, 2006, Registrant sold 164,474 shares of its Common Stock, par value $.01 per share, to a pension plan controlled by the Chairman of the Board of the Registrant for $25,000, or approximately $.15 per share, and on March 21, 2006, sold an aggregate of 384,078 shares of its Common Stock, par value $.01 per share, to two individual investors (who were acquainted with a member of Registrant's Board of Directors) for $55,000, or approximately $.14 per share, in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in the transactions or received any commissions or other compensation. Proceeds of the sales were used to fund working capital requirements.


Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits

         (a) Index of Exhibits

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


                            NOCOPI TECHNOLOGIES, INC.

DATE:  May 15, 2006        /s/ Michael A. Feinstein, M.D.
                           ------------------------------
                           Michael A. Feinstein, M.D.
                           Chairman of the Board

DATE:  May 15, 2006        /s/ Rudolph A. Lutterschmidt
                           ------------------------------
                           Rudolph A. Lutterschmidt
                           Vice President & Chief Financial Officer