Form 10QSB
period 2006-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2006-08-18
CIK 888981

Click here for Index

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ______________

Commission file number 0-20333

NOCOPI TECHNOLOGIES, INC.

(Exact name of small business issuer as

specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	87-0406496 (IRS Employer Identification No.)

9C Portland Road, West Conshohocken, PA 19428

(Address of principal executive offices)

(610) 834-9600

(Issuer’s telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2006: Common stock, par value $.01 per share: 51,134,733 shares.

Transitional Small Business Disclosure Format (check one): Yes No

NOCOPI TECHNOLOGIES, INC.

Back to Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended June 30		Six Months ended June 30

	2006	2005	2006	2005

Revenues
Licenses, royalties and fees	$71,100	$82,300	$115,800	$161,900
Product and other sales	115,700	53,300	157,900	95,800

	186,800	135,600	273,700	257,700
Cost of sales
Licenses, royalties and fees	27,700	27,100	44,600	55,900
Product and other sales	70,000	22,900	94,300	46,400

	97,700	50,000	138,900	102,300

Gross profit	89,100	85,600	134,800	155,400
Operating expenses
Research and development	36,100	35,700	72,400	74,600
Sales and marketing	36,500	26,000	64,400	60,400
General and administrative (exclusive of legal expenses)	57,500	37,500	108,200	100,800
Legal expenses	10,800	27,300	20,800	47,800

	140,900	126,500	265,800	283,600

Loss from operations	(51,800)	(40,900)	(131,000)	(128,200)
Other income (expenses)
Interest income	200	—	200	100
Interest expense and bank charges	(1,100)	(500)	(2,200)	(1,100)

	(900)	(500)	(2,000)	(1,000)

Net loss	($52,700)	($41,400)	($133,000)	($129,200)

Basic and diluted loss per common share	($.00)	($.00)	($.00)	($.00)
Weighted average common shares outstanding	51,134,733	50,586,181	50,936,155	50,586,181
*	The accompanying notes are an integral part of these financial statements.

Back to Index

Nocopi Technologies, Inc.

Balance Sheet*

(unaudited)

June 30 2006

Assets
Current assets
Cash and cash equivalents	$2,900
Accounts receivable less $15,000 allowance	80,200
Arbitration settlement receivable	50,000
Inventory	44,200
Prepaid and other	29,900

Total current assets	207,200
Fixed assets
Leasehold improvements	71,200
Furniture, fixtures and equipment	476,200

547,400
Less: accumulated depreciation	520,200

27,200

Total assets	$234,400

Liabilities and Stockholders’ Deficiency
Current liabilities
Demand loans	$37,000
Accounts payable	462,000
Accrued expenses	281,200
Deferred revenue	37,900

Total current liabilities	818,100
Stockholders’ deficiency
Common stock, $.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 51,134,733 shares	511,400
Paid-in capital	11,604,900
Accumulated deficit	(12,700,000)

(583,700)

Total liabilities and stockholders’ deficiency	$234,400

*	The accompanying notes are an integral part of these financial statements.

Back to Index

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Six Months ended June 30

	2006	2005

Operating Activities
Net loss	($133,000)	($129,200)
Adjustments to reconcile net loss to cash from operating activities
Depreciation	7,800	8,400
Compensation expense – stock option grants	16,000	—

	(109,200)	(120,800)
(Increase) decrease in assets
Accounts receivable	(32,700)	26,400
Arbitration settlement receivable	50,000	50,000
Inventory	(44,200)	—
Prepaid and other	10,500	(13,600)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(2,700)	30,400
Deferred revenue	27,900	10,000

	8,800	103,200

Net cash used in operating activities	(100,400)	(17,600)
Financing Activities
Issuance of common stock	80,000	—
Demand loans	19,000	—

Net cash provided by financing activities	99,000	—

Decrease in cash and cash equivalents	(1,400)	(17,600)
Cash and cash equivalents - beginning of period	4,300	24,000

Cash and cash equivalents - end of period	$2,900	$6,400

*	The accompanying notes are an integral part of these financial statements.

Back to Index

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2005 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2005 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2006 may not be necessarily indicative of the operating results expected for the full year.

Note 2. Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

Back to Index

Prior to December 31, 2005, the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans. There were no options granted during the six months ended June 30, 2005.

In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company prior to December 31, 2005. During the six months ended June 30, 2006, the Company’s net loss was not affected as a result of the adoption of SFAS 123(R) since there were no stock-based compensation grants during the period. As of June 30, 2006, there was no unrecognized compensation expenses related to non-vested market-based share awards.

On April 30, 2006, under the Company’s directors’ option plan (the “plan”), options to acquire 100,000 shares of the Company’s common stock were granted to each of the four members of the Board of Directors of the Company, including one member who is also an executive officer of the Company, at $.215 per share. Under the terms of the plan, the options will vest on January 1, 2007 provided the director attended at least 75% of the year’s board meetings and will expire five years from the date of grant. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), expense of approximately $48,000 is being recognized during 2006.

The following table summarizes all stock option activity of the Company since December 31, 2005:

	Number of Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, December 31, 2005	1,675,000	$.10 to $.45	$.20

Issued	400,000	$.22	$.22

Canceled	325,000	$.30 and $.45	$.39

Outstanding, June 30, 2006	1,750,000	$.10 to $.22	$.16

Exercisable, June 30, 2006	1,350,000	$.10 to $.17	$.15

Back to Index

Note 3. Going Concern

Since its inception, the Company has incurred significant losses and, as of June 30, 2006, had accumulated losses of $12,700,000. For the years ended December 31, 2005 and 2004, the Company’s losses from operations were $213,800 and $328,500, respectively. In addition, the Company had negative working capital of $610,900 at June 30, 2006. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

During the first quarter of 2006, the Company raised $80,000 in a valid private placement whereby 384,078 shares of the Company’s common stock were sold to two non-affiliated individual investors and 164,474 were sold to a pension plan controlled by the Company’s Chairman of the Board. These investments, combined with continuing expense reductions, have permitted the Company to continue in operation to the current date. Management of the Company believes that it will need, and is actively seeking, to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations during the third quarter of 2006.

Note 4. Demand Loans

During the second quarter of 2006, the Company received unsecured loans totaling $19,000 from two individuals of which $4,000 was lent by Michael A. Feinstein, M.D., its Chairman of the Board, and $15,000 by Herman Gerwitz, a Director. At June 30, 2006, the Company had unsecured loans from three individuals totaling $37,000, including $7,000 from Dr. Feinstein and $15,000 from Mr. Gerwitz, outstanding. The loans bear interest at seven per cent per year and are payable on demand.

Note 5. Stockholders’ Deficiency

During the first quarter of 2006, the Company sold 384,078 shares of its common stock to two non-affiliated individual investors and 164,474 shares to a pension plan controlled by Michael A. Feinstein, M.D., the Company’s Chairman of the Board, for a total of $80,000 pursuant to a valid private placement.

Note 6. Income Taxes

There is no provision for income taxes for the three months and six months ended June 30, 2006 and June 30, 2005 since Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

Back to Index

Note 7. Loss per Share

Because the Company reported a net loss for the three and six months ended June 30, 2006 and June 30, 2005, common stock equivalents, consisting of stock options, were anti-dilutive.

Note 8. Major Customer Information

The Company’s largest non-affiliate customers accounted for approximately 79% and 71% of revenues in the second quarter and first half of 2006, respectively, approximately 64% and 71% of revenues in the second quarter and first half of 2005, respectively and approximately 75% of accounts receivable at June 30, 2006. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

Note 9. Subsequent Event

In August 2006, the Company received $45,000 in unsecured loans, the specific terms of which are being negotiated.

Back to Index

Item 2.

NOCOPI TECHNOLOGIES, INC.

Management’s Discussion and Analysis

of Financial Condition and Results of Operation

Forward-Looking Information

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with our audited Financial Statements and Notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The information in this discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include those described in “Risk Factors.” The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

Results of Operations

The Company’s revenues are derived from royalties paid by licensees of the Company’s technologies, fees for the provision of technical services to licensees and from the direct sale of products incorporating the Company’s technologies, such as inks, security paper and pressure sensitive labels, as well as equipment used to support the application of the Company’s technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by the Company’s licensees and/or additional royalties which typically vary with the licensee’s sales or production of products incorporating the licensed technology. Technical services, in the form of on-site or telephone consultations by members of the Company’s technical staff, may be offered to licensees of the Company’s technologies. The consulting fees are billed at agreed upon per diem or hourly rates at the time the services are rendered. Service fees and sales revenues vary directly with the number of units of service or product provided.

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

Back to Index

c) Fees for technical services are recognized when (i) the service has been rendered; (ii) an arrangement exists; (iii) the price is fixed or determinable based upon a per diem or hourly rate; and (iv) collectibility is reasonably assured.

While the Company’s fixed costs have been reduced as a result of its relocation to a new location in 2003 and because the Company believes that further fixed cost reductions may not be achievable, its operating results are substantially dependent on revenue levels. Because revenues derived from licenses and royalties carry a much higher gross profit margin than other revenues, operating results are also substantially affected by changes in revenue mix.

Both the absolute amounts of the Company’s revenues and the mix among the various sources of revenue are subject to substantial fluctuation. The Company has a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on the Company’s total revenue and on its revenue mix and overall financial performance. Such changes may result from a customer’s product development delays, engineering changes, changes in product marketing strategies and the like. In addition, certain customers have, from time to time, sought to renegotiate certain provisions of their license agreements and, when the Company agrees to revise terms, revenues from the customer may be affected. The addition of a substantial new customer or the loss of a substantial existing customer may also have a substantial effect on the Company’s total revenue, revenue mix and operating results.

Revenues for the second quarter of 2006 were $186,800 compared to $135,600 in the second quarter of 2005, a 38% increase. Licenses, royalties and fees decreased by $11,200, or 14%, to $71,100 in the second quarter of 2006 from $82,300 in the second quarter of 2005. The decrease in licenses, royalties and fees is due primarily to the non-renewal of one license agreement during 2005 offset in part by the inception during the second quarter of 2006 of a license arrangement with one customer. Product sales were $115,700 in the second quarter of 2006 compared to $53,300 in the second quarter of 2005, a 117% increase due primarily to initial sales Company’s inks to a new licensee in the Entertainment and Toy Products business as well as higher sales of security paper. For the first six months of 2006, revenues were $273,700, 6% higher than revenues of $257,700 in the first six months of 2005. Licenses, royalties and fees of $115,800 in the first half of 2006 were 28% lower than the $161,900 in the first half of 2005 due primarily to the non-renewal of one license over the preceding twelve months offset in part by the inception of one new license arrangement over the same period. Product sales were $157,900 in the first half of 2006 compared to $95,800 in the first half of 2005, a 65% increase. The decrease in product sales reflects higher sales of the Company’s line of security papers and higher sales of inks during the first half of 2006 compared to the first half of 2005. During the second quarter of 2006, the Company signed a multi-year licensing agreement, having guaranteed minimum royalties, with a second leading children’s consumer products company and generated approximately $60,000 in product sales from this licensee in the quarter. The Company believes that product sales to this licensee will grow in future periods. The Company is actively seeking to develop additional applications for the Entertainment and Toy Products Market.

The Company’s gross profit increased to $89,100 in the second quarter of 2006 or 48% of revenues from $85,600 or 63% of revenues in the second quarter of 2005. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. The lower gross profit, expressed as a percentage of revenues, in the second quarter of 2006 compared to the second quarter of 2005, resulted principally from a decrease in revenues represented by licenses, royalties and fees offset by higher revenues from product sales.

Back to Index

For the first six months of 2006, the gross profit was $134,800, or 49% of revenues compared to $155,400, or 60% of revenues, in the first half of 2005. The decrease in the gross profit in absolute dollars and as a percentage of revenues in the first half of 2006 compared to the first half of 2005 resulted from a lower level of revenues from licenses, royalties and fees which carry a higher gross profit offset in part by higher product sales carrying a lower gross profit in the first half of 2006 compared to the first half of 2005.

Research and development expenses of $36,100 and $72,400 in the second quarter and first half of 2006 approximated $35,700 and $74,600 in the second quarter and first half of 2005.

Sales and marketing expenses were $36,500 in the second quarter of 2006 compared to $26,000 in the second quarter of 2005. For the first six months of 2006, sales and marketing expenses were $64,400 compared to $60,400 in the first six months of 2005. The increase in the second quarter of 2006 compared to the second quarter of 2005 is attributable to higher commission and travel expenses in the second quarter of 2006 compared to the second quarter of 2004. The increase in the first half of 2006 compared to the first half of 2005 reflects higher commission and travel expenses offset in part by lower sales promotion and business show expense.

General and administrative expenses (exclusive of legal expenses) increased by $20,000 to $57,500 in the second quarter of 2006 from $37,500 in the second quarter of 2005. The increase in the second quarter of 2006 compared to the second quarter of 2005 is due primarily to $16,000 in expenses recorded in the second quarter of 2006 in connection with the issuance of 400,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors in April 2006. There was no option expense recorded in the second quarter of 2005. For the first six months, general and administrative expenses (exclusive of legal expense) increased by $7,400 to $108,200 in 2005 from $100,800 due primarily to the expense associated with the stock option issuance offset in part by lower patent related expense.

Legal expenses were $10,800 in the second quarter of 2006 compared to $27,300 in the second quarter of 2005. Legal expenses for the first half of 2006 decreased to $20,800 from $47,800 in the first half of 2005. The decline in both the second quarter and first half of 2006 compared to 2005 resulted from a lower level of legal counseling required by the Company.

Other income (expense) increased in the second quarter and first half of 2006 compared to the same periods of 2005 as interest expense was incurred on the demand loans received in the latter half of 2005 and 2006.

The net loss of $52,700 in the second quarter of 2006 compared to $41,400 in the second quarter of 2005 was due primarily to compensation expense associated with the issuance of stock options to Directors and higher commissions offset in part by a higher gross profit and lower legal expenses. The net loss of $133,000 in the first half of 2006 compared to $129,200 in the first half of 2005 resulted primarily from a lower gross profit, higher stock option and commission expense offset in part by lower legal and patent related expenses.

Back to Index

Plan of Operation, Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased to $2,900 at June 30, 2006 from $4,300 at December 31, 2005. During the first half of 2006, the Company received $80,000 through the sale of 548,552 shares of its common stock, received demand loans of $19,000 and used $100,400 to fund operations.

The continued loss of a number of customers during the past four years have had a material adverse effect on the Company’s revenues and results of operations and upon its liquidity and capital resources. During the first quarter of 2006, the Company raised $80,000 in a valid private placement whereby 384,078 shares of the Company’s common stock were sold to two non-affiliated individual investors and 164,474 shares were sold to a pension plan controlled by the Company’s Chairman of the Board. Additionally, two Board members, one of whom is the Company’s Chairman provided demand loans totaling $19,000 during the second quarter of 2006. The investments and loans, combined with the third of four installment payments of $50,000 in accordance with the settlement agreement of its arbitration with Euro-Nocopi, S. A., and the receipt of funds early in the second quarter of 2006 from a new licensee have permitted the Company to continue in operation to the current date. Management of the Company believes that it will need to obtain, and it is actively seeking, additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations during the third quarter of 2006.

The Company, in response to the ongoing adverse liquidity situation, has maintained a cost reduction program including staff reductions and curtailment of discretionary research and development and sales and marketing expenses, where possible.

The Company’s plan of operations for the twelve months beginning with the date of this quarterly report consists of raising sufficient capital immediately, in the form of debt, equity or both to allow it to continue in operation and to capitalize on the specific business relationships it has recently developed in the Entertainment and Toy Products business through ongoing applications development for these licensees. The Company believes that these opportunities can provide increases in revenues and does not currently plan any significant capital investment or increase in employment.

Back to Index

Risk Factors

The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond the Company’s control. These risks could cause actual operating and financial results to differ materially from those expressed in the Company’s forward looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC:

Inability to Continue in Operation Without Immediate New Equity Investment. The Company had a negative working capital of $610,900 at June 30, 2006 and experienced negative cash flow from operations of $100,400 in the six months ended June 30, 2006. Additionally, it experienced negative cash flow from operations of $37,700 in the year ended December 31, 2005. Management of the Company believes that while certain staff reductions initiated in 2003 and continuing into 2004 as well as the move of the Company’s operations to a new facility in 2003, will reduce the Company’s negative cash flow, it anticipates that the negative cash flow will continue until it can achieve revenue increases. Management believes that it will need to obtain additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations during the third quarter of 2006. It is uncertain whether the Company’s assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it may be forced to cease operations.

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

Uneven Pattern of Quarterly and Annual Operating Results. The Company’s revenues, which are derived primarily from licensing and royalties, are difficult to forecast due to the long sales cycle of the Company’s technologies, the potential for customer delay or deferral of implementation of the Company’s technologies, the size and timing of inception of individual license agreements, the success of the Company’s licensees and strategic partners in exploiting the market for the licensed products, modifications of customer budgets, and uneven patterns of royalty revenue and product orders. As the Company’s revenue base is not substantial, delays in finalizing license contracts, implementing the technology to initiate the revenue stream and customer ordering decisions can have a material adverse effect on the Company’s quarterly and annual revenue expectations and, as the Company believes that further reductions in the fixed component of the Company’s operating expenses may not be achievable, income expectations will be subject to a similar adverse outcome.

Back to Index

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

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. It also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, the Company’s technologies could possibly be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by the Company’s adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on the Company’s rights. The Company’s adverse liquidity situation has also impacted its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company has paid approximately $11,700 covering patent maintenance fees due during 2006. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected and the value of the Company’s technologies and intellectual property (including their value upon a liquidation of the Company) could be substantially diminished.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Back to Index

Item 3. Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that material information required to be included in its periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms. The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Back to Index

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

Back to Index

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.
DATE: August 18, 2006	/s/ Michael A. Feinstein, M.D.

Michael A Feinstein, M.D.
Chairman of the Board

DATE: August 18, 2006	/s/ Rudolph A. Lutterschmidt

Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer