Form 10QSB
period 2006-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2006-11-14
CIK 888981

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2006: Common stock, par value $.01 per share: 51,686,811 shares.

Transitional Small Business Disclosure Format (check one): Yes No

NOCOPI TECHNOLOGIES, INC.

Back to Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended September 30		Nine Months ended September 30

	2006	2005	2006	2005

Revenues
Licenses, royalties and fees	$84,400	$80,100	$200,200	$242,000
Product and other sales	198,600	58,700	356,500	154,500

	283,000	138,800	556,700	396,500
Cost of sales
Licenses, royalties and fees	32,200	26,500	76,800	82,400
Product and other sales	112,600	26,600	206,900	73,000

	144,800	53,100	283,700	155,400

Gross profit	138,200	85,700	273,000	241,100
Operating expenses
Research and development	36,000	35,600	108,400	110,200
Sales and marketing	46,200	26,600	110,600	87,000
General and administrative (exclusive of legal expenses)	59,500	42,400	167,700	143,200
Legal expenses	7,700	19,100	28,500	66,900

	149,400	123,700	415,200	407,300

Loss from operations	(11,200)	(38,000)	(142,200)	(166,200)
Other income (expenses)
Interest income	—	—	200	100
Interest, bank charges and financing cost	(3,800)	(500)	(6,000)	(1,600)

	(3,800)	(500)	(5,800)	(1,500)

Net loss	($15,000)	($38,500)	($148,000)	($167,700)

Basic and diluted loss per common share	($.00)	($.00)	($.00)	$(.00)
Basic and diluted weighted average common shares outstanding	51,316,190	50,586,181	51,070,255	50,586,181
*	The accompanying notes are an integral part of these financial statements.

Back to Index

Nocopi Technologies, Inc.

Balance Sheet*

(unaudited)

September 30 2006

Assets
Current assets
Cash and cash equivalents	$35,400
Accounts receivable less $15,000 allowance	171,700
Arbitration settlement receivable	50,000
Inventory	43,900
Prepaid and other	33,200

Total current assets	334,200

Fixed assets
Leasehold improvements	71,200
Furniture, fixtures and equipment	480,800

552,000
Less: accumulated depreciation	524,300

27,700

Total assets	$361,900

Liabilities and Stockholders’ Deficit

Current liabilities
Demand and other short-term loans	$109,000
Accounts payable	433,200
Accrued expenses	293,600
Deferred revenue	8,500

Total current liabilities	844,300

Stockholders’ deficit
Common stock, $.01 par value
Authorized - 75,000,000 shares
Issued and outstanding – 51,686,811 shares	516,900
Paid-in capital	11,715,700
Accumulated deficit	(12,715,000)

(482,400)

Total liabilities and stockholders’ deficit	$361,900

*	The accompanying notes are an integral part of these financial statements.

Back to Index

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Nine Months ended September 30

	2006	2005

Operating Activities
Net loss	($148,000)	($167,700)
Adjustments to reconcile net loss to cash from operating activities
Depreciation and amortization	13,700	12,600
Compensation expense – stock option grants	32,000	—

	(102,300)	(155,100)
(Increase) decrease in assets
Accounts receivable	(124,200)	31,300
Arbitration settlement receivable	50,000	50,000
Inventory	(43,900)	—
Prepaid and other	12,600	(2,100)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(19,100)	36,200
Deferred revenue	(1,500)	16,400

	(126,100)	131,800

Net cash used in operating activities	(228,400)	(23,300)
Investing Activities
Additions to fixed assets	(4,600)	—

Net cash used in investment activities	(4,600)	—
Financing Activities
Issuance of common stock	173,100	—
Demand and other short-term loans	91,000	3,000

Net cash provided by financing activities	264,100	3,000

Increase (decrease) in cash and cash equivalents	31,100	(20,300)
Cash and cash equivalents at beginning of year	4,300	24,000

Cash and cash equivalents at end of period	$35,400	$3,700

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deferred Financing Cost
Prepaid and other	7,200
Additional paid-in capital	(7,200)
*	The accompanying notes are an integral part of these financial statements.

Back to Index

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2005 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2005 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2006 may not be necessarily indicative of the operating results expected for the full year.

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

Back to Index

Prior to December 31, 2005, the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans. There was no expense recognized on options granted during the nine months ended September 30, 2005.

In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company prior to December 31, 2005. During the nine months ended September 30, 2006, the Company’s net loss increased by $8,000 as a result of the adoption of SFAS 123(R) as there was a stock-based compensation grant to an executive officer during the period. As of September 30, 2006, there was no unrecognized compensation expenses related to non-vested market-based share awards.

On April 30, 2006, under the Company’s directors’ option plan (the “plan”), options to acquire 100,000 shares of the Company’s common stock were granted to each of the four members of the Board of Directors of the Company, including one member who is also an executive officer of the Company, at $.215 per share. Under the terms of the plan, the options will vest on January 1, 2007 provided the director attended at least 75% of the year’s board meetings and will expire five years from the date of grant. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), expense of approximately $48,000 is being recognized during 2006. The fair value was determined using the Black-Scholes pricing model with the following assumptions: expected life-5years; interest rate-4.92%; volatility-60% and dividend yield-0.

The following table summarizes all stock option activity of the Company since December 31, 2005:

	Number of Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, December 31, 2005	1,675,000	$.10 to $.45	$.20

Issued	400,000	$.22	$.22

Canceled	325,000	$.30 and $.45	$.39

Outstanding, September 30, 2006	1,750,000	$.10 to $.22	$.16

Exercisable, September 30, 2006	1,350,000	$.10 to $.17	$.15

Back to Index

Note 3. Going Concern

Since its inception, the Company has incurred significant losses and, as of September 30, 2006, had accumulated losses of $12,715,000. For the years ended December 31, 2005 and 2004, the Company’s losses from operations were $213,800 and $328,500, respectively. In addition, the Company had negative working capital of $510,100 at September 30, 2006. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.

During the first nine months of 2006, the Company raised $173,100 in a valid private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended whereby 923,934 shares of the Company’s common stock were sold to five non-affiliated individual investors and 164,474 were sold to a pension plan controlled by the Company’s Chairman of the Board. See Unregistered Sales of Equity Securities and Use of Proceeds included elsewhere in this report. These investments, combined with continuing expense reductions, have permitted the Company to continue in operation to the current date. Management of the Company believes that it will need, and is actively seeking to obtain, additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined future date.

Note 4. Demand and Other Short-Term Loans

During the first nine months of 2006, the Company received unsecured loans totaling $34,000 from two individuals of which $19,000 was lent by Michael A. Feinstein, M.D., its Chairman of the Board, and $15,000 by Herman Gerwitz, a Director. The loans bear interest at 7% per year and are payable on demand. During the third quarter of 2006, the Company received unsecured short-term loans totaling $57,000 from four individuals who were non-affiliates of the Company. The loans bear interest at 7% per year and are due four months from the date of the loan. Additionally the Company granted 57,000 warrants to purchase common stock of the Company to these four individuals at prices ranging from $0.21 to $0.27. The warrants expire in five years. A deferred financing cost of $7,200 representing the fair value of the warrants is being amortized to income over the four month term of the short-term loans. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5years; interest rate-4.88%; volatility-60% and dividend yield-0. At September 30, 2006, the Company had unsecured loans from six individuals totaling $109,000, including $22,000 from Dr. Feinstein and $15,000 from Mr. Gerwitz, outstanding.

Back to Index

Note 5. Stockholders’ Deficit

During the first nine months of 2006, the Company sold 923,934 shares of its common stock to five non-affiliated individual investors and 164,474 shares to a pension plan controlled by Michael A. Feinstein, M.D., the Company’s Chairman of the Board, for a total of $173,100 pursuant to a valid private placement. Additionally, the Company’s Board of Directors, in the third quarter of 2006, approved the issuance of an additional 12,222 shares of the Company’s common stock to a non-affiliate who purchased common stock in a private placement in 2004 to correct the purchase price based on the date of receipt of the investment.

Note 6. Income Taxes

There is no provision for income taxes for the three months and nine months ended September 30, 2006 and September 30, 2005 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.

Note 7. Loss per Share

Because the Company reported a net loss for the three and nine months ended September 30, 2006 and September 30, 2005, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.

Note 8. Major Customer Information

The Company’s largest non-affiliate customers accounted for approximately 83% and 72% of revenues in the third quarter and first nine months of 2006, respectively, approximately 69% and 70% of revenues in the third quarter and first nine months of 2005, respectively and approximately 96% of accounts receivable at September 30, 2006. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

Back to Index

Item 2.

NOCOPI TECHNOLOGIES, INC.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Forward-Looking Information

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with the Condensed Financial Statements and related notes included elsewhere in this report as well as with our audited Financial Statements and Notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006.

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

Back to Index

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

Revenues for the third quarter of 2006 were $283,000 compared to $138,800 in the third quarter of 2005, a 104% increase. Licenses, royalties and fees increased by $4,300, or 5%, to $84,400 in the third quarter of 2006 from $80,100 in the third quarter of 2005. The increase in licenses, royalties and fees is due primarily to the inception during the first quarter of 2006 of a license arrangement with a new licensee in the Entertainment and Toy Products Market offset in part by the non-renewal of one license agreement during 2005. Product and other sales were $198,600 in the third quarter of 2006 compared to $58,700 in the third quarter of 2005, a 238% increase due primarily to expanding sales of the Company’s inks to this new licensee in the Entertainment and Toy Products business offset in part by lower sales of security paper during the quarter. For the first nine months of 2006, revenues were $556,700, 40% higher than revenues of $396,500 in the first nine months of 2005. Licenses, royalties and fees of $200,200 in the first nine months of 2006 decreased by $41,800, or 17%, from $242,000 in the first nine months of 2005 due primarily to the non-renewal of one license over the preceding twelve months offset in part by the inception of one new license arrangement over the same period. Product sales were $356,500 in the first nine months of 2006 compared to $154,500 in the first nine months of 2005, a 131% increase. The increase in product sales reflects higher sales of inks and higher sales of the Company’s line of security papers during the first nine months of 2006 compared to the first nine months of 2005. During the second quarter of 2006, the Company signed a multi-year licensing agreement, having guaranteed minimum royalties, with a second leading children’s consumer products company and generated approximately $150,000 and $210,000, respectively, in product sales from this licensee in the third quarter and first nine months of 2006. The Company believes that product sales to this licensee will grow in future periods. The Company is actively seeking to develop additional applications for the Entertainment and Toy Products Market.

Back to Index

The Company’s gross profit increased to $138,200 in the third quarter of 2006 or 49% of revenues from $85,700 or 62% of revenues in the third quarter of 2005. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. The lower gross profit, expressed as a percentage of revenues, in the third quarter of 2006 compared to the third quarter of 2005, resulted principally from a higher percentage of gross revenues derived from product sales compared to licenses, royalties and fees.

For the first nine months of 2006, the gross profit was $273,000, or 49% of revenues compared to $241,100, or 61% of revenues, in the first nine months of 2005. The increase in the gross profit in absolute dollars in the first nine months of 2006 compared to the first nine months of 2005 resulted from a higher level of revenues in the first nine months of 2006 compared to the first nine months of 2005. While the gross profit increased in absolute dollars in the first nine months of 2006 compared to the first nine months of 2005, the gross profit, expressed as a percentage of revenues, decreased due to the revenue mix.

Research and development expenses of $36,000 and $108,400 in the third quarter and first nine months of 2006 approximated $35,600 and $110,200 in the third quarter and first nine months of 2005.

Sales and marketing expenses were $46,200 in the third quarter of 2006 compared to $26,600 in the third quarter of 2005. For the first nine months of 2006, sales and marketing expenses were $110,600 compared to $87,000 in the first nine months of 2005. The increase in the third quarter of 2006 compared to the third quarter of 2005 is attributable to higher commission and travel expenses in the third quarter of 2006 compared to the third quarter of 2005. The increase in the first nine months of 2006 compared to the first nine months of 2005 reflects higher commission and travel expenses offset in part by lower sales promotion and business show expense.

General and administrative expenses (exclusive of legal expenses) increased by $17,100 to $59,500 in the third quarter of 2006 from $42,400 in the third quarter of 2005. The increase in the third quarter of 2006 compared to the third quarter of 2005 is due primarily to $16,000 in expenses recorded in the third quarter of 2006 in connection with the issuance of 400,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors in April 2006. There was no option expense recorded in the third quarter of 2005. For the first nine months, general and administrative expenses (exclusive of legal expense) increased by $24,500 to $167,700 in 2006 from $143,200 in 2005 due primarily to the expense associated with the stock option issuance offset in part by lower patent related expense.

Legal expenses were $7,700 in the third quarter of 2006 compared to $19,100 in the third quarter of 2005. Legal expenses for the nine months of 2006 decreased to $28,500 from $66,900 in the first nine months of 2005. The decline in both the third quarter and first nine months of 2006 compared to 2005 resulted from a lower level of legal counseling required by the Company.

Back to Index

Other income (expense) increased in the third quarter and nine months of 2006 compared to the same periods of 2005 as interest expense was incurred on loans received in the latter half of 2005 and in 2006 and, in 2006, amortization of financing costs associated with the issuance of warrants were incurred.

The net loss of $15,000 and $148,000, respectively, in the third quarter and first nine months of 2006 compared to the net loss of $38,500 and $167,700, respectively, in the third quarter and first nine months of 2005 was due primarily to higher gross profits due to increasing revenue levels and lower legal expenses offset in part by compensation expense associated with the issuance of stock options to Directors and higher commission expense.

Plan of Operation, Liquidity and Capital Resources

The Company’s cash and cash equivalents increased to $35,400 at September 30, 2006 from $4,300 at December 31, 2005. During the first nine months of 2006, the Company received $173,100 through the sale of 1,088,408 shares of its common stock, received loans of $91,000 and used $4,600 for capital purchases and $228,400 to fund operations, including an increase in accounts receivable and inventory related to its increased level of revenues.

The continued loss of a number of customers during the past four years have had a material adverse effect on the Company’s revenues and results of operations and upon its liquidity and capital resources. During the first nine months of 2006, the Company raised $173,100 in a valid private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended whereby 923,934 shares of the Company’s common stock were sold to five non-affiliated individual investors and 164,474 shares were sold to a pension plan controlled by the Company’s Chairman of the Board. See Unregistered Sales of Equity Securities and Use of Proceeds included elsewhere in this report. Additionally, two Board members, one of whom is the Company’s Chairman, provided demand loans totaling $34,000 during the first nine months of 2006 and during the third quarter of 2006, the Company received short-term loans totaling $57,000 from four individuals. The investments and loans, combined with the third of four installment payments of $50,000 in accordance with the settlement agreement of its arbitration with Euro-Nocopi, S. A., and the receipt of funds early in the second quarter of 2006 from a new licensee have permitted the Company to continue in operation to the current date. Management of the Company believes that it will need to obtain, and it is actively seeking, additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date.

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

Back to Index

Risk Factors

The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond the Company’s control. These risks could cause actual operating and financial results to differ materially from those expressed in the Company’s forward looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC including our annual report on Form 10-KSB filed on April 17, 2006:

Inability to Continue in Operation Without Immediate New Equity Investment. The Company had a negative working capital of $510,100 at September 30, 2006 and experienced negative cash flow from operations of $228,400 in the nine months ended September 30, 2006. Additionally, it experienced negative cash flow from operations of $37,700 in the year ended December 31, 2005. Management of the Company believes that its ongoing cost containment program and revenue opportunities recently developed in the Entertainment and Toy Products Market, will reduce the Company’s negative cash flow, it anticipates that the negative cash flow will continue until it can achieve further revenue increases. Management believes that it will need to obtain additional capital in the future to fund investments needed to increase its operating revenues to levels that will sustain its operations, to fund operating deficits that it anticipates may continue until revenue increases can be realized and to fund working capital requirements associated with the increased revenues. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date. It is uncertain whether the Company’s assets will retain any value if the Company ceases operations. There are no assurances that the Company will be able to secure additional equity investment before it may be forced to cease operations.

Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition has required it to significantly defer payments due to vendors who supply raw materials and other components of the Company’s security inks, security paper that the Company purchases for resale and professional and other services. As a result, the Company is on credit hold with certain of its suppliers and is required to pay cash in advance of shipment to others. Delays in shipments to customers caused by the Company’s inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue to supply the Company with needed products could impact the Company’s ability to service its customers and adversely affect its customer and licensee relationships. Management of the Company believes that, without significant capital investment in the very near term, the Company will not be able to maintain acceptable relationships with its vendors and professional service providers. There are no assurances that the Company will be able to secure sufficient capital investment to maintain its vendor accounts on satisfactory terms.

Back to Index

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

Back to Index

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Control

As of the date of this report, there have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Back to Index

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During August 2006, the Company sold 250,000 shares of its Common Stock, par value $0.01 per share, to an individual investor (who was acquainted with a member of Registrant’s Board of Directors) for $43,125, or $0.1725 per share, and during September 2006, sold an aggregate of 289,856 shares of its Common Stock, par value $.01 per share, to two individual investors (who were acquainted with a member of Registrant’s Board of Directors) for $50,000, or $0.1725 per share, in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in these transactions or received any commissions or other compensation. Proceeds of the sales were used to fund the Company’s working capital requirements.

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

NOCOPI TECHNOLOGIES, INC.
DATE: November 14, 2006	/s/ Michael A. Feinstein, M.D.

Michael A Feinstein, M.D. Chairman of the Board & Chief Executive Officer

DATE: November 14, 2006	/s/ Rudolph A. Lutterschmidt

Rudolph A. Lutterschmidt Vice President & Chief Financial Officer

Back to Index

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer required by Rule 13a-14(a).
31.2	Certificate of Chief Financial Officer required by Rule 13a-14(a).
32.1	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002