Form 10KSB
period 2006-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2007-04-16
CIK 888981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-20333
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
Common Stock $.01 par value

(Title of class)

(Title of class)
     Check whether the issues is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year. $766,500.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer [computed by reference to the price at which the common equity of the registrant was last sold on March 15, 2007. $26,465,000
     (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 51,686,811 shares of Common Stock, $.01 par value at March 15, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
None
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

NOCOPI TECHNOLOGIES, INC.

PART I
ITEM 1. BUSINESS
Background
Nocopi Technologies, Inc. (hereinafter “Nocopi”, “Registrant” or the “Company”) was organized in 1983 to exploit a technology developed by its founders for impeding the reproduction of documents on office copiers. In its early stages of development, Nocopi’s business consisted primarily of selling copy resistant paper to protect corporate documents and information. More recently, Registrant has increasingly focused on developing and marketing technologies for document and product authentication which can reduce losses caused by fraudulent document reproduction or by product counterfeiting and/or diversion and, since 2003, on developing specialty reactive inks that it believes have applications in the large Educational and Toy market. Registrant derives revenues by licensing its technologies, both to end-users and to value-added resellers, and by selling products incorporating its technologies and technical support services.
The decline in Registrant’s financial condition since the late 1990’s has not stabilized or been reversed. By the end of 2002, the decline had led to a severe working capital deficiency and adverse liquidity that threatened and continues to threaten to require the imminent cessation of Registrant’s operations. During 2002, Registrant received new capital investments totaling $411,000 from a variety of sources including existing and new stockholders and received $160,400 in loans from three individuals including the Company’s Chairman of the Board. In 2003, Registrant received an additional $4,500 in demand loans from its Chairman of the Board. Registrant also repaid its Chairman of the Board $15,000 of the demand loans previously provided by him. During 2004, Registrant received new capital investments totaling $152,100 from three new stockholders and converted demand notes and accrued interest totaling $175,400 into 1,753,940 shares of Registrant’s common stock. During 2005, Registrant received $18,000, net of repayments, in demand loans including $3,000, net of repayments, from its Chairman of the Board. In 2006, Registrant received $173,100 in capital investment from five new stockholders and its Chairman of the Board and received demand and short-term loans of $81,000, net of repayments, including $34,000 from its Chairman of the Board and another director.
During 2003, Registrant settled its dispute with Euro-Nocopi, S.A., its former European licensee, relocated its operations to a smaller, lower cost facility after the termination of its lease at its former location and hired two former employees who have significant knowledge of the Registrant’s technologies and production methods. The $900,000 received in the arbitration settlement with Euro-Nocopi, S.A. and subsequent installments through March 2007 totaling $200,000 have permitted Registrant to continue in operation to the current date. It remains highly uncertain whether Registrant can achieve positive cash flow before its adverse liquidity forces it to cease or suspend operations. Registrant’s management is seeking additional capital, if possible, and may continue to explore possible business combination opportunities if such opportunities are presented. Additional capital is also needed to fund programs and activities designed to increase Registrant’s operating revenues to levels that will sustain its operations.
In late 2003, Registrant developed and began to market a new technology, named Rub-n-Color™, which consists of a system of removable dyes in a large variety of colors that can be activated through rubbing with a fingernail or a firm object. Registrant believes this technology has applications in children’s activity products such as a coloring book without crayons and in educational testing review products. Registrant demonstrated this technology to several potential licensees, participated in trade shows including the 2004 to 2007 American International Toy Fair in New York City and has received several industry awards. In late 2005, Registrant negotiated its first license for the use of this technology. This license terminated in 2006. In April 2006, Registrant signed multi-year license agreements with Giddy Up and Color Loco, two major established and leading children’s books publishers with proven track records of innovation and major channels of distribution. In October 2006, both Giddy Up and Color Loco became wholly owned by privately-held Elmers Products, Inc., an industry leader in adhesives, arts and crafts and educational products. Products incorporating Registrant’s technologies, including Rub-n-Color™ activity books and kits have been on sale in leading retail outlets since January 2007 and have received coverage in the press and on television. In February 2007, Registrant entered into a multi-year license agreement with Elmers Products, Inc. whereby Registrant’s technologies will be incorporated into products sold under the Elmers brand. Management of the Company believes that the relationship with Elmers offers significant opportunities to further increase revenues in the Educational and Toy Products markets and improve the Company’s overall financial position.
There can be no assurances that these initiatives and business relationships will generate additional operating revenues sufficient to allow Registrant to sustain its operations.
Entertainment and Toy Products
As mentioned above, in late 2003, after the re-employment of two former members of the Registrant’s technical staff, a new technology was developed that consists of removable dyes that can be produced in a variety of colors and can be revealed by rubbing with a fingernail or other firm object such as a plastic pen cap. This technology has been named Rub-n-Color™. Registrant believes that this new technology does not compromise the confidentiality of its security and authentication technologies. Applications include children’s activity products such as a coloring book without crayons or a restaurant place mat, educational instruction books and testing review manuals. Registrant has obtained certifications of non-toxicity from the Consumer Products Services, Inc. and the American Society for Testing and Materials laboratories. In February 2004, Registrant inaugurated its marketing efforts for this new technology at the American International Toy Fair in New York City and it attended the Toy Fair again in February 2005, 2006 and 2007. During 2004, Registrant received awards from Creative Child Magazine and Spectrum Magazine for its rub-it and Color Activity Book. As a result of its participation and marketing activities, Registrant has identified a number of potential licensees in the children’s and educational markets. During 2005, Registrant negotiated a license agreement with a publisher of children’s coloring and activity books to utilize Registrant’s inks in its products. This license terminated in 2006. In April 2006, Registrant signed multi-year license agreements with Giddy Up and Color Loco, two major established and leading children’s books publishers with proven track records of innovation and major channels of distribution. In October 2006, both Giddy Up and Color Loco became wholly owned by privately-held Elmers Products, Inc., an industry leader in adhesives, arts and crafts and educational products. During 2006, revenues associated with these two licensees accounted for nearly half of Registrant’s 2006 revenues. Products incorporating Registrant’s technologies, including Rub-n-Color™ activity books and kits have been on sale in leading retail outlets since January 2007 and have received coverage in the press and on television. In February 2007, Registrant entered into a multi-year license agreement with Elmers Products, Inc. whereby Registrant’s technologies will be incorporated into products sold under the Elmers brand. In March 2007, Registrant received initial ink orders from Elmer’s. There are no assurances that the resources that Registrant, even with additional investment, can devote to marketing and further technical development of this new product line will be sufficient to increase the Company’s revenues to levels resulting in positive cash flow.
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
Registrant’s proprietary document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document. The invisible printing can be activated or revealed by use of a special highlighter pen when authentication is required. This technology is marketed under the trademark COPIMARK™. Other variations of the COPIMARK™ technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi’s RUB & REVEAL® system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as merchandise receipts, checks, travelers’ checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). Registrant’s related invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. Management believes that the “track and trace” capability provided by this technology should be attractive to brand owners and marketers. Registrant continues to pursue opportunities for its patented anti-counterfeiting and anti-diversion technologies as a potential solution to counterfeit and diverted pharmaceutical products; however this market incentive has not developed revenues.
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
The following table illustrates the approximate percentage of Registrant’s revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31,
Product Type	2006	2005
Entertainment and Toy Products	48%	1%
Anti-Counterfeiting & Anti-Diversion Technologies and Products	42%	86%
Document Security Products	10%	13%
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
Except in Europe, Registrant markets its technologies through its own employees and through independent sales representatives. In Europe, its security technologies are marketed by Contrast Technologies (formerly Euro-Nocopi, S.A.), a former affiliate of Registrant which holds certain European marketing rights with respect to those technologies.
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
Major Customers
During 2006, Registrant made sales or obtained revenues equal to 10% or more of Registrant’s 2006 total revenues from three non-affiliated customers who individually accounted for approximately 27%, 26% and 12%, respectively, of 2006 revenues.
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
Patents
Nocopi has received various patents and/or has patents pending in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. Patent applications for Registrant’s technology (including improvements in the technology) have also been filed in numerous other jurisdictions where commercial usage is foreseen, including other countries in Europe, Japan, Australia, and New Zealand, and the rights under such applications have been assigned to Registrant. Registrant’s patent counsel, which conducted the appropriate searches in Canada and the United States, has reviewed the results of searches conducted in Europe and advised management that effective patent protection for Registrant’s technology should be obtainable in all countries in which the patent applications have been filed. There can be no assurance, however, that such protection will be obtained. Registrant currently has obtained patent protection on substantially all its security inks including the RUB & REVEAL® system and has patents pending on the newly marketed Rub-n-Color technology. Patents on Registrant’s line of burgundy colored papers, presently a minor portion of Registrant’s product line, have expired.
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
In the United States and some other countries, patent applications are automatically published at a specified time after filing.
Nocopi is required to pay annuities from time to time on patents to keep them in force and makes an annual evaluation of which patents it continues to maintain. In Europe, the territory of Contrast Technologies (formerly Euro-Nocopi, S.A.), annuities for European patents are paid by Contrast.
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
During the years ended December 31, 2006 and 2005, Nocopi expended approximately $145,400 and $145,900 respectively, on research and development.
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
Contrast Technologies (formerly Euro-Nocopi, S.A.)
Contrast Technologies (formerly Euro-Nocopi, S.A.) is a former affiliate of Registrant which, since June 2003, has held a perpetual royalty-free license to exploit Registrant’s technologies in Europe.
Employees
At March 15, 2007, Registrant had three full-time and two part-time employees. Registrant believes that its relations with its employees are good.
Financial Information about Foreign and Domestic Operations
Registrant conducts its operations solely in the United States; however, it does have licensees in Europe, Asia, Australia and New Zealand. These licensees accounted for approximately 37% of Registrant’s gross revenues in 2006 and approximately 3% in 2005. Certain information concerning Registrant’s foreign and domestic operations is contained in Note 9 to Registrant’s Financial Statements included elsewhere in this Annual Report on Form 10-KSB.
ITEM 2. DESCRIPTION OF PROPERTY
Registrant’s corporate headquarters, research and ink production facilities are located at 9C Portland Road, West Conshohocken, Pennsylvania 19428. Its telephone number is (610) 834-9600. These premises consist of approximately 5,000 square feet of space in a multi-tenant building leased by the Registrant from an unaffiliated third party pursuant to a lease expiring in March 2008. Current monthly rent under this lease is $3,164 escalating four percent on each anniversary date of the lease. Registrant is also responsible for its pro-rata share of the operating costs of the building. Registrant incurred leasehold improvement expenditures of approximately $70,000 through December 31, 2006 and believes that additional leasehold improvement expenditures will not be significant. Registrant believes that this space will be adequate for its current needs and that additional space will be available as needed.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year ended December 31, 2006, no matters were submitted to a vote of Registrant’s security holders.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Registrant’s Common Stock is traded on the over-the-counter market and quoted on the NASD over-the-counter Bulletin Board under the symbol “NNUP”. The table below presents the range of high and low bid quotations of Registrant’s Common Stock by calendar quarter for the last two full fiscal years and for a recent date, as reported by

Pink Sheets LLC. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, such quotations do not represent actual transactions.

	High Bid	Low Bid
January 1, 2005 to March 31, 2005	$.13	$.11
April 1, 2005 to June 30, 2005	$.13	$.07
July 1, 2005 to September 30, 2005	$.11	$.07
October 1, 2005 to December 31, 2005	$.14	$.08

January 1, 2006 to March 31, 2006	$.29	$.08
April 1, 2006 to June 30, 2006	$.26	$.17
July 1, 2006 to September 30, 2006	$.35	$.17
October 1, 2006 to December 31, 2006	$.64	$.27

January 1, 2007 to March 15, 2007	$.87	$.45
As of March 15, 2007, 51,686,811 shares of Registrant’s Common Stock were outstanding. The number of holders of record of Registrant’s Common Stock was approximately 600. However, Registrant estimates that it has a significantly greater number of Common Stockholders because a number of shares of Registrant’s Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 51,686,811 shares of Common Stock which are outstanding, Registrant, at March 15, 2007, has reserved for issuance 2,632,000 shares of its Common Stock which underlie options and warrants to purchase Common Stock of the Registrant.
The Company did not pay dividends in 2006 or 2005 and does not anticipate paying any such dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.
Recent Sales of Unregistered Securities
During February 2006, Registrant sold 164,474 shares of its Common Stock, par value $.01 per share, to a pension plan controlled by an affiliate of the Registrant for $25,000, or approximately $.15 per share, and during March 2006, sold an aggregate of 384,078 shares of its Common Stock, par value $.01 per share, to two individual investors (who were acquainted with a member of Registrant’s Board of Directors) for $55,000, or approximately $.14 per share, in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in the transactions or received any commissions or other compensation. During August 2006, the Company sold 250,000 shares of its Common Stock, par value $0.01 per share, to an individual investor (who was acquainted with a member of Registrant’s Board of Directors) for $43,125, or $0.1725 per share, and during September 2006, sold an aggregate of 289,856 shares of its Common Stock, par value $.01 per share, to two individual investors (who were acquainted with a member of Registrant’s Board of Directors) for $50,000, or $0.1725 per share, in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in these transactions or received any commissions or other compensation. Proceeds of the sales were used to fund the Company’s working capital requirements.
Issuer Repurchases Of Equity Securities
None
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Forward-Looking Information
You should read the following discussion and analysis of the Company’s financial condition and results of operation in conjunction with the financial statements and related notes. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section of this Item 6 and elsewhere in this Form 10-KSB.
This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as ‘‘may,’’ ‘‘might,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ ‘‘continue,’’ ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects’’ and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about the Company’s market opportunities, strategy, competition, projected revenue and expense levels and the adequacy of the Company’s available cash resources. This Form 10-KSB also contains forward-looking statements attributed to third parties. These statements are only predictions based on current expectations and projections about future events. There are important factors that could cause the Company’s actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, including those factors discussed in ‘‘Risk Factors.’’
Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The Company disclaims any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Revenues for 2006 were $766,500, an increase of approximately 45%, or $238,200, from $528,300 in 2005. Licenses, royalties and fees decreased in 2006 by approximately 3% to $298,100 from $307,400 in 2005. The decrease in licenses, royalties and fees is due primarily to the non-renewal of license arrangements with one licensee during late 2005 offset in part by the inception of a license arrangement with a new licensee in the Entertainment and Toy Products Market in early 2006. Product and other sales increased by $247,500, or approximately 112% to $468,400 in 2006 from $220,900 in 2005. The increase in product sales reflects higher sales of inks and higher sales of the Company’s line of security papers during 2006 compared to 2005. During the second quarter of 2006, the Company signed a multi-year licensing agreement, having guaranteed minimum royalties, with a leading children’s consumer products company and generated approximately $270,000 in product sales from this licensee and its printers in 2006. The Company believes that product sales to this licensee will grow in future periods. The Company is actively seeking to develop additional applications for the Entertainment and Toy Products Market.
Gross profit increased to $385,000 or approximately 50% of revenues in 2006 from $321,400 or approximately 61% of revenues in 2005. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in 2006 compared to 2005, expressed as a percentage of revenues, resulted principally from a higher percentage of gross revenues derived from product sales compared to licenses, royalties and fees.
Research and development expenses of $145,400 in 2006 approximated the 2005 expenses of $145,900.
Sales and marketing expenses increased to $146,400 in 2006 from $109,600 in 2005. The increase in 2006 compared to 2005 reflects higher commission and travel expenses offset in part by lower sales promotion and business show expense.
General and administrative expenses (exclusive of legal expenses) increased to $232,700 in 2006 from $200,100 in 2005. The increase is due primarily to $48,000 in expenses recorded in the during 2006 in connection with the issuance of 400,000 options to purchase shares of the Company’s common stock to the four members of the Company’s Board of Directors in April 2006. During 2005, 300,000 options were issued to three members of the Company’s Board of Directors and $17,000 in expense was recorded. The Company’s patent acquisition and maintenance expenses declined in 2006 compared to 2005.
Legal expenses decreased to $36,300 in 2006 from $79,600 in 2005 resulting from a lower level of legal counseling required by the Company in 2006 compared to 2005.
Other income (expense) increased in 2006 compared to 2005 as interest expense was incurred on loans received in the latter half of 2005 and in 2006 and, in 2006, amortization of financing costs associated with the issuance of warrants was incurred.
The net loss of $190,100 in 2006 compared to $215,900 in 2005 was due primarily to higher gross profits due to increasing revenue levels and lower legal expenses offset in part by compensation expense associated with the issuance of stock options to Directors and higher commission expense.

Plan of Operation, Liquidity and Capital Resources
The Company’s cash and cash equivalents increased to $53,100 at December 31, 2006 from $4,300 at December 31, 2005. During 2006, the Company received $173,100 through the sale of 1,088,408 shares of its common stock, received loans of $91,000 and used $5,200 for capital purchases, repaid $10,000 of the loans and used $200,100 to fund operations, including an increase in accounts receivable and inventory related to its increased level of revenues.
The continued loss of a number of customers during the past four years have had a material adverse effect on the Company’s revenues and results of operations and upon its liquidity and capital resources. During 2006, the Company raised $173,100 in a valid private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended whereby 923,934 shares of the Company’s common stock were sold to five non-affiliated individual investors and 164,474 shares were sold to a pension plan controlled by the Company’s Chairman of the Board. See Unregistered Sales of Equity Securities and Use of Proceeds included elsewhere in this report. Additionally, two Board members, one of whom is the Company’s Chairman, provided demand loans totaling $34,000 during 2006 and during the third quarter of 2006, the Company received short-term loans totaling $57,000 from four individuals. In December 2006, $10,000 of principal was repaid to one of the non-affiliated individual lenders. The investments and loans, combined with the final installment payment of $50,000 in accordance with the settlement agreement of its arbitration with Euro-Nocopi, S. A., have permitted the Company to continue in operation to the current date. Management of the Company believes that it will need to obtain, and it is actively seeking, additional capital in the immediate future both to fund investments needed further increase its operating revenues, to support the working capital requirements associated with these revenues, to reduce debts owed to vendors and professional service providers and to fund operating losses that it believes will continue for at least a portion of 2007. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date.
The Company, in response to the ongoing adverse liquidity situation, has maintained a cost containment program including staff reductions and curtailment of discretionary research and development and sales and marketing expenses, where possible.
The Company’s plan of operations for the twelve months beginning with the date of this annual report consists of raising sufficient capital immediately, in the form of debt, equity or both to allow it to continue in operation and to capitalize on the specific business relationships it has recently developed in the Entertainment and Toy Products business through ongoing applications development for these licensees. The Company believes that these opportunities can provide increases in revenues and does not currently plan any significant increase in employment but will invest in capital equipment needed to support the anticipated ink production requirements.
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
Inability to Continue in Operation Without New Capital Investment. We had a negative working capital of $532,600 at December 31, 2006. Additionally, we experienced negative cash flow from operations of $200,100 in the year ended December 31, 2006. Our management believes that while ongoing cost containment measures combined with revenue increases associated with new licensees will reduce our negative cash flow, we will need to obtain additional capital in the future both to fund investments needed to support the ongoing increase and to provide additional working capital requirements associated with these revenues. There can be no assurances that we will be successful in obtaining sufficient additional capital, or if we do obtain additional capital, that the additional capital will enable us to improve our business so as to have a material positive effect on our operations and cash flow. We believe that without additional investment, we may be forced to cease operations at an undetermined future date. It is uncertain whether our assets will retain any value if we cease operations. There are no assurances that we will be able to secure additional equity investment before we may be forced to cease operations.
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
Inability to Obtain Raw Materials and Products for Resale. Our adverse financial condition has required us to significantly defer payments due vendors who supply raw materials and other components of our security inks and security paper that we purchase for resale and professional and other services. As a result, we are required to pay cash in advance of shipment to certain of our suppliers. Delays in shipments to customers caused by our inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue to supply us with needed products could impact our ability to service our customers and adversely affect our customer and licensee relationships. While receipt of funds in conjunction with the settlement of the arbitration with Euro-Nocopi, S.A., short-term loans and sales of shares of our common stock in 2006 have allowed us to continue in operation to the current date, there can be no assurances that we will be able to maintain our vendor relationships in an acceptable manner.
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
Intellectual Property. We rely on a combination of protections provided under applicable international patent, trademark and trade secret laws. We also rely on confidentiality, non-analysis and licensing agreements to establish and protect our rights in our proprietary technologies. While we actively attempt to protect these rights, our technologies could possibly be compromised through reverse engineering or other means. In addition, our ability to enforce our intellectual property rights through appropriate legal action has been and will continue to be limited by our adverse liquidity. There can be no assurances that we will be able to protect the basis of our technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on our rights. Our adverse liquidity situation has also impacted our ability to obtain patent protection on our intellectual property and to maintain protection on previously issued patents. We have been advised by our patent counsel that patent maintenance fees approximating $800 will be due during 2007 and we have made these payments. There can be no assurances that we will be able to continue to prosecute new patents and maintain issued patents. As a result, our customer and licensee relationships could be adversely affected and the value of our technologies and intellectual property (including their value upon our liquidation) could be substantially diminished.

Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and will become effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company is required to adopt the provisions of SAB No.108 in fiscal 2006. The adoption of SAB No. 108 did not have a material impact on its financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and will become effective beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 157 on its financial statements and footnote disclosures.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.
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
There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 8AT. CONTROLS AND PROCEDURES
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.
ITEM 8B. OTHER INFORMATION
None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
The directors and officers of the Company, their ages, present positions with the Company, and a summary of their business experience are set forth below.
Michael A. Feinstein, M.D., 60, Chairman of the Board of Directors since December 1999 and Nocopi’s acting Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than twenty years, serving for more than ten years as the President of a group medical practice including three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle College and his M.D. from Jefferson Medical College. He has been an active private investor for more than thirty years, during which he has consulted with the management of the companies in which he invested on a number of occasions.
Herman M. Gerwitz, CPA, 53, a director since May 2005, is the CFO of Keystone Property Group. Mr. Gerwitz has been with Keystone full time since 1998 and has been responsible for all the financial matters of a Real Estate Development Company that has grown to over 3 million square feet of commercial real estate and a $100,000,000 Real Estate Fund. Prior to joining Keystone, Mr.Gerwitz has spent 20 years as a partner in a public accounting firm. He has received a BBA from Temple University with master’s coursework at Widner University. He is a member of both the Pennsylvania and American Institutes of Certified Public Accountants since 1983.
Stanley G. Hart, 46, a director since March 2001, is President and CEO of S.G.Hart Associates, LLC, a strategic brand protection consulting company and Brand Equity Builders, Inc., a retail research and reporting company. Mr. Hart has served in these positions since 2003 and 2006, respectively. From its formation in 2000 until its merger in 2003, Mr. Hart was President and CEO of Westvaco Brand Security, Inc., a wholly owned subsidiary of MeadWestvaco Corporation. Mr. Hart founded the company and established operations in the USA, Japan, Hong Kong, Singapore, Brazil, Belgium and Israel. Prior thereto, Mr. Hart served Westvaco Corporation (parent company of Westvaco Brand Security, Inc.) for more than ten years in various management capacities. Mr. Hart has over 20 years of international general management experience within the consulting, brand protection, chemical, packaging and paper industries. With five years as an expatriate, Mr. Hart’s diverse experience includes new ventures, international business, sales and marketing, mergers and acquisitions, technology assessment and strategic planning. Mr. Hart has a B.A. degree in Chemistry from the University of North Carolina at Chapel Hill, and a MBA from the Fuqua School of Business at Duke University.

Richard Levitt, 50, a director since December 1999, has been engaged in the computer and network services segment of the computer industry since 1981. Mr. Levitt is currently is currently a Senior Account Executive for Dell Computer in Pittsburgh, PA. He is in the Corporate Business Group and is responsible for developing major accounts in Western Pennsylvania. Mr. Levitt has been with Dell since November 2005. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years grew to over 100 employees and $50 million in annual sales . Since founding XiTech, he had served as one of its corporate principals, as a Network Consultant and as the Manager of its Network Sales Force. Mr. Levitt left XiTech in 2004. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University.
Philip B. White, 68, of Ocean City, Maryland was elected to the Board of Directors in August 2006. Mr. White is currently an international consultant in the private sector providing regulatory and industry standards advice to international companies regulated by the Food and Drug Administration, the Consumer Product Safety Commission, and the Environmental Protection Agency. He also served as a Technical Advisor and Regulatory Liaison to Nocopi from 2002 to 2005. Before establishing his own global consulting practice in 2000, Mr. White was Director of Medical Device Consulting at the international firm of AAC Consulting Group (now Kendle), Rockville, Md., from 1994 to 2000. He retired from a 33-year career with the U.S. Food and Drug Administration in 1994. His last FDA position was Director of the Office of Standards and Regulations in the Center for Devices and Radiological Health. Previous FDA positions included Regional Director of FDA’s enforcement activities in the Southwestern Region, Deputy FDA Assistant Commissioner for Program Coordination, and Supervisory Food and Drug Inspector. He has served on the Board of Directors of the American National Standards Institute, the Association for Advancement of Medical Instrumentation, and the Regulatory Affairs Professionals Society. He is a 1961 graduate of Wilkes University, Wilkes-Barre, PA with a B.A. Degree in Biology. He also did graduate studies in 1967 and 1968 specializing in the Federal Food Drug and Cosmetic Act at the New York University Graduate Law School in New York City.
Rudolph A. Lutterschmidt, 60, has been Vice President and Chief Financial Officer of the Company for more than five years, serving in this capacity on a part-time basis since January 2000. Since July 2006, Mr. Lutterschmidt has been a consultant to Murex Investments, a Philadelphia investment fund, providing financial guidance to two of its portfolio companies. From April 2005 to July 2006, Mr. Lutterschmidt was employed by BCA Employee Management Group, Inc., a Human Resource Outsource firm located in West Chester, PA. From January 2002 to March 2005, Mr. Lutterschmidt was employed by CitySort LP, a data to delivery mailing business, serving as its Chief Financial Officer from January 2002 to February 2005. He is a graduate of Syracuse University, a member of Financial Executives International, the Institute of Management Accountants and is a Certified Management Accountant.
The terms of the current directors will expire at the 2007 annual meeting of stockholders of the Company.
Audit Committee Financial Expert
The Company has established a standing audit committee in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934 that makes recommendations to the Company’s board of directors regarding the selection of an independent registered public accounting firm, review the results and scope of the Company’s audits and other accounting-related services and reviews and evaluates the Company’s internal control functions. The audit committee is comprised of Michael A. Feinstein, M.D., its Chairman of the Board, and Herman M. Gerwitz, CPA. The board of directors has determined that Mr. Gerwitz is an “audit committee financial expert” as currently defined under the SEC rules implementing Section 407 of the Sarbanes Oxley Act of 2002. The board of directors of the Company believes that the composition and functioning of its audit committee complies with all applicable requirements of the Sarbanes Oxley Act of 2002 and SEC rules and regulations including those regarding the independence of the audit committee members.
Code of Ethics
The Company has adopted a Code of Ethics that applies to its Principal Executive Officer, Principal Financial

Officer, Principal Accounting Officer and persons performing similar functions. A copy of the Company’s Code of Ethics is incorporated by reference to Exhibit 14.1 of this report on Form 10-KSB.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and any persons who beneficially own more than 10% of its common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on the Company’s review of the copies of any Section 16(a) forms received by it, the Company believes that with respect to the fiscal year ended December 31, 2006, all the Reporting Persons complied with all applicable filing requirements except as follows:
Michael A. Feinstein, M.D., the Company’s Chairman and Chief Executive Officer, has both directly and indirectly acquired common stock and stock options of the Company in a number of transactions for which he has failed to file Form 4 reports on a timely basis. Messrs. Gerwitz and Levitt directly acquired stock options of the Company and failed to file Form 3 and/or Form 4 reports on a timely basis. Mr. White became a Director of the Company in August 2006 and failed to file a Form 3 report on a timely basis. The Company is advised that such reports are being prepared and will be filed promptly.
ITEM 10. EXECUTIVE COMPENSATION
Executive Officer Compensation
During 2006 and 2005, the Company did not pay any cash compensation to Dr. Feinstein, who has served since February 2000 as the Company’s acting Chief Executive Officer, and no other executive officer of the Company received compensation equal to or greater than $100,000. In 2006, Dr. Feinstein received options to purchase 100,000 shares of common stock of the Company, expiring in April 2011, at $.215 per share, representing 100% of the options granted to all employees during the year. These options became exercisable on January 1, 2007. The Company recognized compensation expense of $12,000 in 2006 related to these options. In 2005, Dr. Feinstein received options to purchase 100,000 shares of common stock of the Company, expiring in April 2010, at $.10 per share, representing 100% of the options granted to all employees during the year. These options became exercisable on January 1, 2006. At December 31, 2006, Dr. Feinstein held options to purchase 350,000 shares of the Company’s common stock. At December 31, 2006, 250,000 of these options were exercisable. The Company does reimburse the expenses incurred by its named executive officers in the performance of their duties. Dr. Feinstein is the Company’s only “named executive officer”.
OUTSTANDING EQUITY AWARDS AT FISCALYEAR-END

Option Awards
(d)
Equity
Income
	(b)	(c)	Plan
	Number	Number	Awards
	Of	Of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying	(e)	(f)
	Options	Options	Unexercised	Option	Option
(a)	(#)	(#)	Options	Exercise	Expiration
Name	Exercisable	Unexercisable	(#)	Price	Date
Michael A. Feinstein, M.D.	150,000		150,000	$.17	April 30, 2009
Michael A. Feinstein, M.D.	100,000		100,000	$.10	April 30, 2010
Michael A. Feinstein, M.D.		100,000	100,000	$.215	April 30, 2011
There are no outstanding stock awards.

Director Compensation
Directors have not been paid any cash compensation for their services as such during the year ended December 31, 2006. During 2006, Messrs. Gerwitz, Hart and Levitt received options to purchase an aggregate of 300,000 shares of common stock of the Company at $.215 per share. At December 31, 2006, Messrs. Hart and Levitt had 350,000 stock options outstanding, Mr. Gerwitz had 200,000 stock options outstanding and Mr. White had 150,000 stock options outstanding. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of the Company.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of March 15, 2007, the stock ownership of (1) each person or group known by the Registrant to beneficially own 5% or more of Registrant’s common stock and (2) each director and named executive officer (as set forth under the heading “Executive Compensation”) individually, and (3) all directors and executive officers of the Company as a group. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such persons name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 9C Portland Road, West Conshohocken, Pennsylvania, 19428.

	Common Stock
	Number
	Of Shares
	Beneficially	Percentage of
Name of Beneficial Owner	Owned	Class (1)
5% Stockholders Westvaco Brand Security, Inc. (2) One High Ridge Park Stamford, CT 06905	3,917,030	7.3%
Philip N. Hudson P.O. Box 160892 San Antonio, TX 78280-3092	3,704,380	6.9%
Ross. L Campbell 675 Lewis Lane Ambler, PA 19002 (3)	3,264,457	6.1%

Directors and Officers
Michael A Feinstein, M.D. (4)	3,422,074	6.4%
Herman Gerwitz (5)	375,000	*
Stanley G. Hart (6)	350,000	*
Richard Levitt (7)	635,800	1.2%
Philip B. White (8)	337,000	*
All Executive Officers and Directors as a Group (6 individuals) (9)	5,220,474	9.8%

*	Less than 1.0%.

(1)	Where the Number of Shares Beneficially Owned (reported in the preceding column) includes shares which may be purchased upon the exercise of outstanding stock options which are or within sixty days will become exercisable (“presently exercisable options”) the percentage of class reported in this column has been calculated assuming the exercise of such presently exercisable options.

(2)	As reflected in a Schedule 13D dated March 14, 2001 filed on behalf of Westvaco Brand Security, Inc.

(3)	As reflected in a Schedule 13D dated April 4, 2005 filed on behalf of Ross L. Campbell.

(4)	Includes 587,974 shares held by a pension plan of which Dr. Feinstein is a trustee and 350,000 presently exercisable stock options.

(5)	Includes 200,000 presently exercisable stock options.

(6)	Includes 350,000 presently exercisable stock options.

(7)	Includes 400 shares owned by Mr. Levitt’s wife and 350,000 presently exercisable stock options.

(8)	Includes 150,000 presently exercisable stock options and 150,000 presently exercisable stock options held by Mr. White’s wife.

(9)	Includes 1,650,000 presently exercisable stock options.
EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2006

			Number of securities
			remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding options,	plans (excluding
	of outstanding options,	warrants and rights	securities reflected in
Plan Category	warrants and rights	compensation plans	column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	575,000	$.20	-0-
Equity Compensation plans not approved by security holders (1)	1,175,000	$.15	825,000

Warrants issued in connection with short-term loans (2)	57,000	$.23	-0-

Total	1,807,000	$.17	825,000

(1)	Registrant’s 1999 Stock Option Plan was adopted by the Registrant’s board of directors in February 1999. The Plan provides for the grant of incentive or non-qualified options to purchase up to 2,000,000 million shares of common restricted stock of the Registrant to employees, directors, consultants and advisors. The Plan is administered by the board of directors or a committee of not less than two board members appointed by the board and terminates on the tenth anniversary of its adoption.

(2)	Warrants issued in connection with the receipt of $57,000 of short term-notes were approved by the Board of Directors. The warrants expire in five years.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
During 2006 and 2005, the Company received unsecured loans totaling $25,500 from Michael A. Feinstein, M.D., the Company’s Chairman of the Board and repaid $3,500. The loans bear interest at 7% and are payable on demand.
During 2006, The Company received an unsecured loan of $15,000 from Herman Gerwitz, a Director. The loan bears interest at 7% and is payable on demand.
During 2006, the Company sold 164,474 unregistered shares of its common stock to a pension plan controlled by Michael A. Feinstein, M.D., its Chairman of the Board, for $25,000 ($.152 per share).
During 2005, each of the Company’s then three directors, Dr. Feinstein and Messrs. Hart and Levitt, received options to purchase 100,000 shares of the Company’s common stock at $.10 per share. Mr. Gerwitz was granted options to purchase 100,000 shares of the Company’s common stock at $.11 per share upon his being appointed to the board of directors. The options expire in 2010.
During 2006, each of the Company’s then four directors, Dr. Feinstein and Messrs. Gerwitz, Hart and Levitt, received options to purchase 100,000 shares of the Company’s common stock at $.215 per share. The options expire in 2011.
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
Audit Fees
During 2006 and 2005, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $24,500 and $24,000, respectively.
Audit-Related Fees
During 2006 and 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.
Tax Fees
During 2006 and 2005, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $3,000 and $4,500, respectively.
All Other Fees
During 2006 and 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

NOCOPI TECHNOLOGIES, INC.
Date: April 16, 2007	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D. Michael A. Feinstein, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 16, 2007

/s/ Rudolph A. Lutterschmidt Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	April 16, 2007

/s/ Herman Gerwitz		April 16, 2007
Herman Gerwitz	Director

/s/ Stanley G. Hart		April 16, 2007
Stanley G. Hart	Director

/s/ Richard Levitt		April 16, 2007
Richard Levitt	Director

/s/ Philip B. White		April 16, 2007
Philip B. White	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
of Nocopi Technologies, Inc.
West Conshohocken, Pennsylvania
We have audited the accompanying balance sheet of Nocopi Technologies, Inc. as of December 31, 2006 and the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2006. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.
As discussed in Note 8 to the financial statements, the Company changed its method of accounting for share-based payments as of January 1, 2006.
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
/s/ MORISON COGEN, LLP
Bala Cynwyd, Pennsylvania
March 1, 2007, except for
Note 10 for which the date
is April, 12, 2007

Nocopi Technologies, Inc.
Balance Sheet*

December 31
2006
Assets

Current assets
Cash and cash equivalents	$53,100
Accounts receivable less $20,000 allowance for doubtful accounts	92,000
Inventory	58,300
Arbitration settlement receivable	50,000
Prepaid and other	24,800

Total current assets	278,200

Fixed assets
Leasehold improvements	71,200
Furniture, fixtures and equipment	481,400

552,600
Less: accumulated depreciation and amortization	528,500

24,100

$302,300

Liabilities and Stockholders’ Deficiency

Current liabilities
Demand and other short-term loans	$99,000
Accounts payable	409,400
Accrued expenses	296,600
Deferred revenue	5,800

Total current liabilities	810,800

Commitments and contingencies

Stockholders’ deficiency
Series A preferred stock $1.00 par value
Authorized - 300,000 shares
Issued and outstanding – none
Common stock, $.01 par value
Authorized - 75,000,000 shares
Issued and outstanding – 51,686,811 shares	516,900
Paid-in capital	11,731,700
Accumulated deficit	(12,757,100)

(508,500)

$302,300

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Operations*

	Years ended December 31
	2006	2005
Revenues
Licenses, royalties and fees	$298,100	$307,400
Product and other sales	468,400	220,900

	766,500	528,300

Cost of sales
Licenses, royalties and fees	102,800	108,700
Product and other sales	278,700	98,200

	381,500	206,900

Gross profit	385,000	321,400

Operating expenses
Research and development	145,400	145,900
Sales and marketing	146,400	109,600
General and administrative (exclusive of legal expenses)	232,700	200,100
Legal expenses	36,300	79,600

	560,800	535,200

Loss from operations	(175,800)	(213,800)

Other income (expenses)
Interest income	500	100
Interest, bank charges and financing cost	(14,800)	(2,200)

	(14,300)	(2,100)

Net loss	$(190,100)	$(215,900)

Basic and diluted loss per common share	$(.00)	$(.00)

Basic and diluted weighted average common shares outstanding	51,224,394	50,586,181

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Stockholders’ Deficiency*
For the Period January 1, 2005 through December 31, 2006

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance — January 1, 2005	50,586,181	$505,900	$11,497,400	($12,351,100)

Stock option compensation			17,000

Net loss				(215,900)

Balance – December 31, 2005	50,586,181	505,900	11,514,400	(12,567,000)

Sales of common stock	1,088,408	10,900	162,200

Adjustment of share issuance	12,222	100	(100)

Fair value of warrants issued for deferred finance charges			7,200

Stock option compensation			48,000

Net loss				(190,100)

Balance — December 31, 2006	51,686,811	$516,900	$11,731,700	($12,757,100)

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*

	Years ended December 31
	2006	2005
Operating Activities
Net loss	$(190,100)	$(215,900)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	23,300	17,000
Bad debt expense	5,000	—
Compensation expense – stock option grants	48,000	17,000

	(113,800)	(181,900)

(Increase) decrease in assets
Accounts receivable	(49,500)	56,000
Arbitration settlement receivable	50,000	50,000
Inventory	(58,300)	—
Prepaid and other	15,600	(11,200)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(39,900)	64,300
Deferred revenue	(4,200)	(14,900)

	(86,300)	144,200

Net cash used in operating activities	(200,100)	(37,700)

Investing Activities
Additions to fixed assets	(5,200)	—

Net cash used in investing activities	(5,200)	—

Financing Activities
Issuance of common stock	173,100	—
Demand and other loans	91,000	21,500
Demand and other loan repayment	(10,000)	(3,500)

Net cash provided by financing activities	254,100	18,000

Increase (decrease) in cash and cash equivalents	48,800	(19,700)
Cash and cash equivalents
Beginning of year	4,300	24,000

End of year	$53,100	$4,300

Supplemental Disclosure of Non Cash Investing and Financing Activities
Deferred Financing Cost
Issuance of warrants for deferred financing cost	$7,200

*	The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005
1.	Organization of the Company

Nocopi Technologies, Inc. (the Company) is organized under the laws of the State of Maryland. Its main business activities are the development and distribution of document security products and the licensing of its patented reactive and authentication technologies in the United States and foreign countries. The Company operates in one principal industry segment.

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

Cash and cash equivalents - Cash equivalents consist principally of time deposits and highly liquid investments with an original maturity of three months or less placed with major banks and financial institutions. Cash equivalents are carried at the lower of cost, plus accrued interest, or market value and are held in money market accounts at a local bank. At December 31, 2006, Nocopi investments in money market accounts totaled $46,700.

Accounts receivable – as amounts become uncollectible, they will be charged to an allowance or operations in the period when a determination of uncollectibility is made. Any estimates of potentially uncollectible customer accounts receivable will be made based on an analysis of individual customer and historical write-off experience. The Company’s analysis includes the age of the receivable, creditworthiness and general economic conditions.

Inventory consists primarily of ink components and paper and is stated at the lower of cost (determined by the first-in, first-out method) or market.

Concentration of credit risk involving cash – During the year, the Company had uninsured cash balances at one financial institution. This financial institution has a strong credit rating, and Management believes that credit risk related to these deposits is minimal. At December 31, 2006, the total balance was $46,700.

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

Revenues – In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectibility of the sales revenue is reasonably assured. Subject to these criteria, the Company will generally recognize revenue upon shipment of product. Revenue from license fees and royalties will be recognized as earned over the license term.

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

Earnings (loss) per share - The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2006 and 2005, common stock equivalents, including stock options and warrants were anti-dilutive.

Comprehensive income (loss) - The Company follows Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Since the Company has no items of comprehensive income (loss), Comprehensive income (loss) is equal to net income (loss).

Recoverability of Long-Lived Assets

The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company’s annual financial statements.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and will become effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company is required to adopt the provisions of SAB No.108 in fiscal 2006. The adoption of SAB No. 108 did not have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and will become effective beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 157 on its financial statements and footnote disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

3.	Going Concern

Since its inception, the Company has incurred significant losses and, as of December 31, 2006, had accumulated losses of $12,757,100. For the years ended December 31, 2006 and 2005, the Company’s losses from operations were $175,800 and $213,800, respectively. In addition, the Company had negative working capital of $532,600 at December 31, 2006. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.
During 2006, the Company raised $173,100 in a valid private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended whereby 923,934 shares of the Company’s common stock were sold to five non-affiliated individual investors and 164,474 were sold to a pension plan controlled by the Company’s Chairman of the Board. See Unregistered Sales of Equity Securities and Use of Proceeds included elsewhere in this report. These investments, combined with continuing expense reductions, have permitted the Company to continue in operation to the current date. Management of the Company believes that it will need, and is actively seeking to obtain, additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined future date.

The Company’s independent registered public accountants have included a “going concern” explanatory paragraph in their audit report accompanying the 2006 financial statements. The paragraph states that the Company’s recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	Demand and Other Short-Term Loans

During 2006, the Company received unsecured loans totaling $34,000 from two individuals of which $19,000 was lent by Michael A. Feinstein, M.D., its Chairman of the Board, and $15,000 by Herman Gerwitz, a Director. The loans bear interest at 7% per year and are payable on demand. During the third quarter of 2006, the Company received unsecured short-term loans totaling $57,000 from four individuals who were non-affiliates of the Company. The loans bear interest at 7% per year and were due four months from the date of the loan. Additionally the Company granted 57,000 warrants to purchase common stock of the Company to these four individuals at prices ranging from $0.21 to $0.27. The warrants expire in five years. A deferred financing cost of $7,200 representing the fair value of the warrants was amortized to income over the four month term of the short-term loans. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5years; interest rate-4.88%; volatility-60% and dividend yield-0. In December 2006, the Company repaid the entire $10,000 due one of the four individual lenders. The Company has received extensions to April 2007 on the $47,000 of short-term loans outstanding at December 31, 2006 and paid $25,000 to one of these lenders in February 2007. At December 31, 2006, the Company had unsecured loans from five individuals totaling $99,000, including $22,000 from Dr. Feinstein and $15,000 from Mr. Gerwitz, outstanding. The loans were used to finance the Company’s working capital requirements.

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

During 2006, the Company sold 923,934 shares of its common stock to five non-affiliated individual investors and 164,474 shares to a pension plan controlled by Michael A. Feinstein, M.D., the Company’s Chairman of the Board, for a total of $173,100 pursuant to a valid private placement. Additionally, the Company’s Board of Directors, in the third quarter of 2006, approved the issuance of an additional 12,222 shares of the Company’s common stock to a non-affiliate who purchased common stock in a private placement in 2004 to correct the purchase price based on the date of receipt of the investment.

6.	Income Taxes

There is no provision for income taxes for 2006 and 2005 due to the availability of net operating loss carryforwards (“NOL’s”) for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At December 31, 2006, the Company had NOL’s approximating $10,241,000. These operating losses are available to offset future taxable income through the year 2026. As a result of the sale of the Company’s common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL’s may be limited. Additionally, the utilization of these NOL’s if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no temporary differences for the years ended December 31, 2006 and 2005. The Company has established a 100% valuation allowance of approximately $4,199,000 at December 31, 2006 for the deferred tax assets due to the uncertainty of their realization.

7.	Commitments and Contingencies

The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2009.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2006 are: $40,100 – 2007; $10,900 – 2008 and $1,000 – 2009.

Total rental expense under operating leases was $37,600 and $37,700 in 2006 and 2005, respectively.

The Company had a consulting agreement with a former executive officer and director, the term of which expired at December 31, 2002. The Board of Directors of the Company, in mid-2000, suspended cash payments to the consultant as a potential offset to certain payments made to the consultant by a licensee of the Company. All other provisions of the agreement remained in force throughout the term of the agreement. At December 31, 2006, unpaid consulting fees totaling $166,300 were included in Accrued Expenses on the Balance Sheet.

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.

8.	Stock Options and 401(k) Savings Plan

The 1996 and 1999 Stock Option Plans provide for the granting of up to 2,700,000 incentive and non-qualified stock options to employees, non-employee directors, consultants and advisors to the Company. In the case of options designated as incentive stock options, the exercise price of the options granted must be not less than the fair market value of such shares on the date of grant. Non-qualified stock options may be granted at any amount established by the Stock Option Committee or, in the case of Discounted Options issued to non-employee directors in lieu of any portion of an Annual Retainer, in accordance with a formula designated in the Plan. The 1996

Stock Option Plan terminated in June 2006 and no further stock options can be granted under the plan; however, options granted before June 2006 may be exercised through their expiration date.

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

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

Prior to December 31, 2005, the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans. There was no expense recognized on options granted during the year ended December 31, 2005.

Had compensation cost for the Company’s stock option plan been determined on the fair value of the Company’s common stock at the dates of awards under the fair value method of SFAS No. 123, the Company’s 2005 net loss and net loss per common share would have been increased to the pro forma amounts indicated below. In 2005, the fair value amounts were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 5% and expected option life of five years.

Net loss
As reported	($215,900)
Pro forma	($221,900)

Net loss per common share basic and diluted
As reported	($.00)
Pro forma	($.00)
In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company prior to December 31, 2005. During the year ended December 31, 2006, the Company’s net loss increased by $12,000 as a result of the adoption of SFAS 123(R) as there was a stock-based compensation grant to an executive officer during the period. As of December 31, 2006, there was no unrecognized compensation expenses related to non-vested market-based share awards.

A summary of stock options under the Company’s stock option plans follows:

		Exercise	Weighted
	Number of	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding at December 31, 2004	1,475,000	$.17 to $.45	$.24
Options granted	400,000	.10 and .11	.10
Options canceled	200,000	.30	.30

Outstanding at December 31, 2006	1,675,000	$.17 to $.45	.24
Options granted	400,000	.22	.22
Options canceled	325,000	.30 and .45	.39

Outstanding at December 31, 2006	1,750,000	$.10 to $.22	$.16

		Exercise	Weighted
	Option	Price Range	Average
	Shares	Per Share	Exercise Price
Exercisable at year end:
2005	1,275,000	$.17 to $.45	$.23
2006	1,350,000	$.10 to $.17	$.15

Options available for future grant under all plans:
2005	1,025,000
2006	825,000

The following table summarizes information about stock options outstanding at December 31, 2006:

Range of exercise prices	$.10 to $.22

Number outstanding at December 31, 2006	1,750,000

Weighted average remaining contractual life (years)	3.04

Weighted average exercise price	$.16

Exercisable options:
Number outstanding at December 31, 2006	1,350,000

Weighted average remaining Contractual life (years)	2.66

Weighted average exercise price	$.15

On April 30, 2006, the Company, under its directors stock option plan, granted options to each of its then four directors to purchase 100,000 shares each of its common stock at an exercise price of $0.215 per share, vesting on January 1, 2007, and expiring in five years. The options are contingent on the directors attending a certain percentage of Board of Directors meetings during 2006. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, The Company recognized consulting expense of $48,000 during the year ended December 31, 2006. The fair value was determined using the Black-Scholes pricing model with the following assumptions: expected life-5years; interest rate-4.92%; volatility-59% and dividend yield-0.

Effective April 30, 2005, the Company, under its directors stock option plan, granted options to two directors to purchase 100,000 shares each of its common stock at an exercise price of $0.10 per share, vesting on January 1, 2006, and expiring in five years. On September 23, 2005, the Company granted options to a new director to purchase 100,000 shares of its common stock at an exercise price of $0.11 per share, vesting on January 1, 2006, and expiring in five years. The options were contingent on the directors attending a certain percentage of Board of Directors meetings during 2005. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, The Company recognized consulting expense of $17,000 during the year ended December 31, 2005.

Effective April 30, 2005, the Company granted options to an officer and director under its directors stock option plan to purchase a total of 100,000 shares of its common stock at an exercise price of $0.10 per share, which was the market price on grant date, expiring in five years and vesting on January 1, 2006.

At December 31, 2006, the Company has reserved 2,632,000 shares of common stock for possible future issuance upon exercise of stock options and warrants. The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2006 or 2005.

9.	Major Customer and Geographic Information

The Company’s largest non-affiliate customers accounted for approximately 65% and 68% of revenues in 2006 and 2005, respectively, and approximately 75% of accounts receivable at December 31, 2006. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

The Company’s revenues by geographic region are as follows:

	2006	2005
North America	$479,700	$508,700
Asia	274,800	4,300
Australia and New Zealand	10,600	12,400
Europe	1,200	900

	$766,500	$526,300

10.	Subsequent Events

In March 2007, the Company received an additional demand loan of $7,000 from its Chairman of the Board. In early April 2007, the Company received $50,000 from two unaffiliated investors whereby it sold 104,166 shares of its common stock at $.48 per share.

Exhibit Index
The following Exhibits are filed as part of this Annual Report on Form 10-KSB:

Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Articles of Amendment to Articles of Incorporation (3)

3.4	Article of Amendment to Articles of Incorporation (4)

3.5	Amendments to Bylaws (5)

4.1	Form of Certificate of Common Stock (12)

10.1†	Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (2)

10.2†	Nocopi Technologies, Inc. 1996 Stock Option Plan (3)

10.3†	Nocopi Technologies, Inc. 1999 Stock Option Plan (4)

10.4†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (4)

10.5	Director Indemnification Agreement (5)

10.6	Officer Indemnification Agreement (5)

10.7	Stock Purchase Agreement with Westvaco Brand Security, Inc. (6)

10.8	Registration Rights Agreement with Westvaco Brand Security, Inc. (6)

10.9	Subscription Agreement with Entrevest I Associates (7)

10.10	Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (7)

10.11	Settlement Agreement with Euro-Nocopi, S.A. (8)

10.12	Agreement of Terms with Entrevest I Associates (9)

10.13	Conversion Agreement (10)

10.14*	Patent License Agreement with Giddy Up, LLC and Color Loco, LLC

10.15*	Addendum #1 to Patent License Agreement with Giddy Up, LLC and Color Loco, LLC

14.1	Code of Ethics (11)

31.1*	Certification of Chief Financial Officer required by Rule 13a-14(a).

31.2*	Certification of Chief Executive Officer required by Rule 13a-14(a).

Exhibit
Number	Description

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit filed with this Report.

†	Compensation plans and arrangements for executives and others.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10, as filed with the Commission on or about August 19, 1992

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1993

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 1998

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2002

(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2003

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2004

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2004

(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2004

(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2005