Form 10QSB
period 2007-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2007-05-15
CIK 888981

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                                          to
Commission file number 000-20333
NOCOPI TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

MARYLAND	87-0406496

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9C Portland Road, West Conshohocken, PA 19428
(Address of principal executive offices)
(610) 834-9600
(Issuer’s telephone number)
     Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2007: Common stock, par value $.01 per share: 51,790,977 shares.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended March 31
	2007	2006
Revenues
Licenses, royalties and fees	$48,000	$44,700
Product and other sales	110,500	42,200

	158,500	86,900

Cost of sales
Licenses, royalties and fees	20,400	16,900
Product and other sales	72,800	24,300

	93,200	41,200

Gross profit	65,300	45,700

Operating expenses
Research and development	38,600	36,300
Sales and marketing	37,500	27,900
General and administrative (exclusive of legal expenses)	50,400	50,700
Legal expenses	11,600	10,000

	138,100	124,900

Loss from operations	(72,800)	(79,200)

Other income (expenses)
Interest income	300	—
Interest and bank charges	(1,900)	(1,100)
	(1,600)	(1,100)

Net loss	($74,400)	($80,300)

Basic and diluted loss per common share	($.00)	($.00)

Basic and diluted weighted average common shares outstanding	51,686,811	50,823,856

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Balance Sheet*
(unaudited)

March 31
2007
Assets

Current assets
Cash and cash equivalents	$13,500
Accounts receivable less $20,000 allowance	99,200
Inventory	71,800
Prepaid and other	18,800

Total current assets	203,300

Fixed assets
Leasehold improvements	71,200
Furniture, fixtures and equipment	482,500

553,700
Less: accumulated depreciation	532,700

21,000

Total assets	$224,300

Liabilities and Stockholders’ Deficiency

Current liabilities
Demand and other short-term loans	$81,000
Accounts payable	425,100
Accrued expenses	295,900
Deferred revenue	5,200

Total current liabilities	807,200
Stockholders’ deficiency
Common stock, $.01 par value
Authorized - 75,000,000 shares
Issued and outstanding – 51,686,811 shares	516,900
Paid-in capital	11,731,700

Accumulated deficit	(12,831,500)

(582,900)

Total liabilities and stockholders’ deficiency	$224,300

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Three Months ended March 31
	2007	2006
Operating Activities
Net loss	($74,400)	($80,300)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation	4,200	3,900

	(70,200)	(76,400)

(Increase) decrease in assets
Accounts receivable	(7,200)	24,500
Arbitration settlement receivable	50,000	50,000
Inventory	(13,500)	(42,200)
Prepaid and other	6,000	11,100
Increase (decrease) in liabilities
Accounts payable and accrued expenses	15,000	(7,900)
Deferred revenue	(600)	—

	49,700	35,500

Net cash used in operating activities	(20,500)	(40,900)

Investing Activities
Additions to fixed assets	(1,100)	—

Net cash used in investing activities	(1,100)	—
Financing Activities
Issuance of common stock	—	80,000
Demand and other short-term loans	7,000	—
Demand and other short-term loan repayment	(25,000)	—

Net cash provided by (used in) financing activities	(18,000)	80,000

Increase (decrease) in cash and cash equivalents	(39,600)	39,100
Cash and cash equivalents at beginning of year	53,100	4,300

Cash and cash equivalents at end of period	$13,500	$43,400

*	The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2006 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2006 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2007 may not be necessarily indicative of the operating results expected for the full year.
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
There were no stock options granted during the three months ended March 31, 2007 and March 31, 2006. There were no stock options exercised or cancelled during the three months ended March 31, 2007.

The following table summarizes the Company’s stock option plans at March 31, 2007 and December 31, 2006:

Outstanding, December 31, 2006	1,750,000	$.10 to $.22	$.16

Outstanding, March 31, 2007	1,750,000	$.10 to $.22	$.16

Exercisable, March 31, 2007	1,750,000	$.10 to $.22	$.16

Outstanding and exercisable, March 31, 2007
Weighted average remaining contractual life (years)	2.79
Note 3. Going Concern
Since its inception, the Company has incurred significant losses and, as of March 31, 2007, had accumulated losses of $12,831,500. For the years ended December 31, 2006 and 2005, the Company’s losses from operations were $175,800 and $213,800, respectively. In addition, the Company had negative working capital of $603,900 at March 31, 2007. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve and sustain profitability and positive cash flow in the future.
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
Note 4. Demand and Other Short-Term Loans
During the first quarter of 2007, the Company received an unsecured loan of $7,000 from Michael A. Feinstein, M.D., its Chairman of the Board and repaid the entire $25,000 lent by an individual in the third quarter of 2006. At March 31, 2007, the Company had unsecured loans from four individuals totaling $81,000, including $29,000 from Dr. Feinstein and $15,000 from Herman Gerwitz, a Director, outstanding. The loans bear interest at seven per cent per year. In early May 2007 the Company repaid the entire $10,000 lent by an individual in the third quarter of 2006.
Note 5. Income Taxes
There is no income tax benefit for the losses for the three months ended March 31, 2007 and March 31, 2006 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.
Note 6. Loss per Share
Because the Company reported a net loss for the three months ended March 31, 2007 and March 31, 2006, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.
Note 7. Major Customer Information
The Company’s largest non-affiliate customers accounted for approximately 64% and 52% of revenues in the first quarter of 2007 and 2006, respectively, and approximately 73% of accounts receivable at March 31, 2007. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.
Note 8. Subsequent Events
In April 2007, the Company sold a total of 104,166 shares of its common stock to two individuals who are not affiliates of the Company for $50,000, or $.48 per share. The board of directors deferred the issuance of 100,000 options to purchase common stock of the Company that were to be granted to each director on April 30, 2007.

Item 2.
NOCOPI TECHNOLOGIES, INC.
Management’s Discussion and Analysis
of Financial Condition and Results of Operation
Forward-Looking Information
     The following Management’s Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with the Condensed Financial Statements and related notes included elsewhere in this report as well as with our audited Financial Statements and Notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.
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
     Revenues for the first quarter of 2007 were $158,500 compared to $86,900 in the first quarter of 2006, an 82% increase. Licenses, royalties and fees increased by $3,300, or 7%, in the first quarter of 2007 to $48,000 from $44,700 in the first quarter of 2006. The increase in licenses, royalties and fees is due primarily to the addition of one license agreement during 2006 offset in part by the termination or non-renewal of three licenses during 2006. Product sales increased by $68,300, or 162%, to $110,500 in the first quarter of 2007 from $42,200 in the first quarter of 2006 as shipments of ink for its new licensee in the Educational and Toy Products Market continued into 2007. The Company believes that ink shipments to this licensee and another licensee added during the first quarter of 2007 will continue to expand in future periods producing increases in both product sales and royalties.
     The Company’s gross profit increased to $65,300 in the first quarter of 2007 or 41% of revenues from $45,700 or 53% of revenues in the first quarter of 2006. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit, expressed as a percentage of revenues, in the first quarter 2007 compared to the first quarter of 2006 resulted principally from a higher percentage of gross revenues derived from product sales compared to licenses, royalties and fees.
     Research and development expenses of $38,600 in the first quarter of 2007 approximated the $36,300 in the first quarter of 2006.
     Sales and marketing expenses increased to $37,500 in the first quarter of 2007 from $27,900 in the first quarter of 2006. The increase reflects higher commission expense on the higher level of revenues in the first quarter of 2007 compared to the first quarter of 2006.
     General and administrative expenses (exclusive of legal expenses) of $50,400 in the first quarter of 2007 approximated the $50,700 in the first quarter of 2006.
     Legal expenses increased nominally in the first quarter of 2007 to $11,600 from $10,000 in the first quarter of 2006.
     Other income (expense) increased in the first quarter of 2007 compared to the first quarter of 2006 as interest expense was incurred on the demand and other short-term loans received in 2006.
     The net loss of $74,400 in the first quarter of 2007 compared to the net loss of $80,300 in the first quarter of 2006 results primarily from a higher gross profit on the higher level of revenues offset in part by higher commissions.
Plan of Operation, Liquidity and Capital Resources
     The Company’s cash and cash equivalents decreased to $13,500 at March 31, 2007 from $53,100 at December 31, 2006. During the quarter, the Company received $7,000 in demand loans and used $20,500 to fund operations, $25,000 to repay loans and $1,100 to fund capital purchases.
     While the Company has added new licensees in the Entertainment and Toy Market over the past year and has obtained significant increases in product sales from these licensees, its working capital requirements have increased in support of inventory and receivables related to these sales. Additionally the Company continues to experience operating losses that have an adverse effect on its liquidity. During the first quarter of 2007, the Company received $7,000 in demand loans from its Chairman of the Board and the final installment payment of $50,000 in accordance with the settlement agreement of its arbitration with Euro-Nocopi, S. A. These receipts, combined with $50,000 received in April 2007 from two individuals in connection with the sale of 104,166 shares of the Company’s common stock have permitted the Company to continue in operation to the current date. Management of the Company believes that it will need to obtain, and it is actively seeking, additional capital in the immediate future both to fund investments needed further increase its operating revenues, to support the working capital requirements associated with these revenues, to reduce debts owed to vendors and professional service providers and to fund operating losses that it believes will continue for at least a portion of 2007. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date.
     The Company, in response to the ongoing adverse liquidity situation, has maintained a cost reduction program including staff reductions and curtailment of discretionary research and development and sales and marketing expenses, where possible.
     The Company’s plan of operations for the twelve months beginning with the date of this quarterly report consists of raising sufficient capital immediately, in the form of debt, equity or both to allow it to continue in operation and to capitalize on the specific business relationships it has recently developed in the Entertainment and Toy Products business through ongoing applications development for these licensees. The Company believes that these opportunities can provide increases in revenues and it will increase its production staff as necessary and invest in capital equipment needed to support the anticipated ink production requirements.
Risk Factors
The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond the Company’s control. These risks could cause actual operating and financial results to differ materially from those expressed in the Company’s forward looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC including our annual report on Form 10-KSB filed on April 16, 2007:
Inability to Continue in Operation Without New Equity Investment. We had a negative working capital of $603,900 at March 31, 2007. Additionally, we experienced negative cash flow from operations of $200,100 in the year ended December 31, 2006. Our management believes that while ongoing cost containment measures combined with revenue increases associated with new licensees will reduce our negative cash flow, we will need to obtain additional capital in the future both to fund investments needed to support the ongoing increase and to provide additional working capital requirements associated with these revenues. There can be no assurances that we will be successful in obtaining sufficient additional capital, or if we do obtain additional capital, that the additional capital will enable us to improve our business so as to have a material positive effect on our operations and cash flow. We believe that without additional investment, we may be forced to cease operations at an undetermined future date. It is uncertain whether our assets will retain any value if we cease operations. There are no assurances that we will be able to secure additional equity investment before we may be forced to cease operations.

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
Inability to Obtain Raw Materials and Products for Resale. Our adverse financial condition has required us to significantly defer payments due vendors who supply raw materials and other components of our security inks and security paper that we purchase for resale and professional and other services. As a result, we are required to pay cash in advance of shipment to certain of our suppliers. Delays in shipments to customers caused by our inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue to supply us with needed products could impact our ability to service our customers and adversely affect our customer and licensee relationships. While receipt of funds in conjunction with the settlement of the arbitration with Euro-Nocopi, S.A., short-term loans and sales of shares of our common stock in 2006 and 2007 have allowed us to continue in operation to the current date, there can be no assurances that we will be able to maintain our vendor relationships in an acceptable manner.
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
Intellectual Property. We rely on a combination of protections provided under applicable international patent, trademark and trade secret laws. We also rely on confidentiality, non-analysis and licensing agreements to establish and protect our rights in our proprietary technologies. While we actively attempt to protect these rights, our technologies could possibly be compromised through reverse engineering or other means. In addition, our ability to enforce our intellectual property rights through appropriate legal action has been and will continue to be limited by our adverse liquidity. There can be no assurances that we will be able to protect the basis of our technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on our rights. Our adverse liquidity situation has also impacted our ability to obtain patent protection on our intellectual property and to maintain protection on previously issued patents. We made payments of approximately $800 for patent maintenance fees due during 2007. There can be no assurances that we will be able to continue to prosecute new patents and maintain issued patents. As a result, our customer and licensee relationships could be adversely affected and the value of our technologies and intellectual property (including their value upon our liquidation) could be substantially diminished.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and will become effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.
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
Item 3A(T). Controls and Procedures
Not applicable.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
     Not applicable.
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

NOCOPI TECHNOLOGIES, INC.
DATE: May 15, 2007	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board

DATE: May 15, 2007	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX
31.1	Certificate of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002