Form 10QSB
period 2007-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2007-08-14
CIK 888981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007.

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
(610) 834-9600
(Issuer’s telephone number)
     Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2007: Common stock, par value $.01 per share: 52,275,837 shares.
     Transitional Small Business Disclosure Format (check one): Yes ☐       No ☑

NOCOPI TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2007	2006	2007	2006
Revenues
Licenses, royalties and fees	$78,600	$71,100	$126,600	$115,800
Product and other sales	354,000	115,700	464,500	157,900

	432,600	186,800	591,100	273,700

Cost of sales
Licenses, royalties and fees	23,700	27,700	44,100	44,600
Product and other sales	150,900	70,000	223,700	94,300

	174,600	97,700	267,800	138,900

Gross profit	258,000	89,100	323,300	134,800

Operating expenses
Research and development	40,300	36,100	78,900	72,400
Sales and marketing	61,300	36,500	98,800	64,400
General and administrative (exclusive of legal expenses)	42,400	57,500	92,800	108,200
Legal expenses	13,800	10,800	25,400	20,800

	157,800	140,900	295,900	265,800

Earnings (loss) from operations	100,200	(51,800)	27,400	(131,000)

Other income (expenses)
Interest income	900	200	1,200	200
Interest expense and bank charges	(1,800)	(1,100)	(3,700)	(2,200)

	(900)	(900)	(2,500)	(2,000)

Net earnings (loss)	$99,300	($52,700)	$24,900	($133,000)

Net earnings (loss) per common share
Basic	$.00	($.00)	$.00	($.00)
Diluted	$.00	($.00)	$.00	($.00)
Weighted average common shares outstanding
Basic	52,074,913	51,134,733	51,880,863	50,936,155
Diluted	53,414,642	51,134,733	53,224,898	50,936,155

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Balance Sheet*
(unaudited)

June 30
2007
Assets
Current assets
Cash and cash equivalents	$223,700
Accounts receivable less $20,000 allowance	233,400
Inventory	69,600
Prepaid and other	35,900

Total current assets	562,600

Fixed assets
Leasehold improvements	71,200
Furniture, fixtures and equipment	497,000

568,200
Less: accumulated depreciation	537,700

30,500

Total assets	$593,100

Liabilities and Stockholders’ Deficiency
Current liabilities
Demand and other short-term loans	$71,000
Accounts payable	411,800
Accrued expenses	300,700
Deferred revenue	10,500

Total current liabilities	794,000

Stockholders’ deficiency
Common stock, $.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 52,275,837 shares	522,800
Paid-in capital	12,008,500
Accumulated deficit	(12,732,200)

(200,900)

Total liabilities and stockholders’ deficiency	$593,100

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Six Months ended June 30
	2007	2006
Operating Activities
Net earnings (loss)	$24,900	($133,000)
Adjustments to reconcile net earnings (loss) to cash used in operating activities
Depreciation and amortization	9,200	7,800
Compensation expense – stock option grants	–	16,000

	34,100	(109,200)

(Increase) decrease in assets
Accounts receivable	(141,400)	(32,700)
Arbitration settlement receivable	50,000	50,000
Inventory	(11,300)	(44,200)
Prepaid and other	(11,100)	10,500
Increase (decrease) in liabilities
Accounts payable and accrued expenses	6,500	(2,700)
Deferred revenue	4,700	27,900

	(102,600)	8,800

Net cash used in operating activities	(68,500)	(100,400)

Investing Activities
Additions to fixed assets	(15,600)	–

Net cash used in investing activities	(15,600)	–

Financing Activities
Issuance of common stock	282,700	80,000
Proceeds from demand and other short-term loans	7,000	19,000
Repayments of demand and other short-term loans	(35,000)	–

Net cash provided by financing activities	254,700	99,000

Increase (decrease) in cash and cash equivalents	170,600	(1,400)
Cash and cash equivalents at beginning of period	53,100	4,300

Cash and cash equivalents at end of period	$223,700	$2,900

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,600	–

*	The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2006 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2006 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2007 may not be necessarily indicative of the operating results expected for the full year.
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
There were no stock options granted during the six months ended June 30, 2007. On April 30, 2006, under the Company’s directors’ option plan (the “Plan”), options to acquire 100,000 shares of the Company’s common stock were granted to each of the then four members of the Board of Directors of the Company, including one member who is also an executive officer of the Company, at $.215 per share. Under the terms of the Plan, the options vested on January 1, 2007 and will expire five years from the date of grant. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), expense of approximately $48,000 was recognized during 2006. The Board of Directors deferred the issuance of 100,000 options to purchase common stock of the Company that were to be granted to each Director on April 30, 2007 under the Plan. There were no stock options exercised or cancelled during the six months ended June 30, 2007.

The following table summarizes the Company’s stock option plans at June 30, 2007 and December 31, 2006:

Outstanding, December 31, 2006	1,750,000	$.10 to $.22	$.16
Outstanding, June 30, 2007	1,750,000	$.10 to $.22	$.16
Exercisable, June 30, 2007	1,750,000	$.10 to $.22	$.16
Outstanding and exercisable, June 30, 2007
Weighted average remaining contractual life (years)	2.54
Note 3. Going Concern
Since its inception, the Company has incurred significant losses and, as of June 30, 2007, had accumulated losses of $12,732,200. For the years ended December 31, 2006 and 2005, the Company’s losses from operations were $175,800 and $213,800, respectively. In addition, the Company had negative working capital of $231,400 at June 30, 2007. The Company had earnings from operations of $100,200 and $27,400 in the second quarter and first half of 2007, respectively, as significant revenues from new licensees were realized. Maintaining profitability and achieving positive cash flow depends on the Company’s ability to sustain these increases in revenues and gross profits from its traditional and newly developed revenue sources. There can be no assurances that the Company will be able to maintain sufficient revenues and gross profits to sustain profitability and achieve positive cash flow from operations in the future.
During the second quarter of 2007, the Company raised $282,700 in a valid private placement whereby 568,193 shares of the Company’s common stock were sold to nine non-affiliated individual investors and 20,833 were sold to a Director of the Company. Management of the Company is continuing to seek potential investors primarily to fund investments that may allow it to further increase its operating revenues to levels that will permit it to achieve positive cash flow from operations. Management of the Company believes that maintenance of revenues at current levels will allow it to continue in operation for the foreseeable future. There can be no assurances that revenues will be sustained at levels achieved in the second quarter of 2007.

Note 4. Demand and Other Short-Term Loans
During the first six months of 2007, the Company received an unsecured loan of $7,000 from Michael A. Feinstein, M.D., its Chairman of the Board and repaid the entire $35,000 lent by two individuals in the third quarter of 2006. At June 30, 2007, the Company had unsecured loans outstanding from three individuals totaling $71,000, including $29,000 from Dr. Feinstein and $15,000 from Herman Gerwitz, a Director. The loans bear interest at seven percent per year. In early July 2007, the Company repaid the entire $15,000 lent by Mr. Gerwitz, plus interest.
Note 5. Stockholders’ Deficiency
During the second quarter of 2007, the Company sold 568,193 shares of its common stock to nine non-affiliated individual investors and 20,833 shares to Philip B. White, a Director, for a total of $282,700 pursuant to a valid private placement.
Note 6. Income Taxes
There is no provision for income taxes for the three months and six months ended June 30, 2007 and June 30, 2006 due to the availability of net operating loss carryforwards. Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the unutilized amount of such benefits.
Note 7. Earnings (loss) per Share
In accordance with SFAS No. 128, Earnings per Share, basic earnings (loss) per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three and six months ended June 30, 2006, common stock equivalents, consisting of stock options, were anti-dilutive for those periods.
Note 8. Major Customer Information
The Company’s largest non-affiliate customers accounted for approximately 86% and 82% of revenues in the second quarter and first half of 2007, respectively, approximately 79% and 71% of revenues in the second quarter and first half of 2006, respectively and approximately 96% of accounts receivable at June 30, 2007. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.
Note 9. Subsequent Event
In July 2007, the Company negotiated an extension to the lease at its current premises for five years through March 2013. Monthly rent under this lease extension ranges from $3,290 to $3,646.

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
Results of Operations
     The Company’s revenues are derived from royalties paid by licensees of the Company’s technologies, fees for the provision of technical services to licensees, and from the direct sale of products incorporating the Company’s technologies, including inks and security paper. Royalties consist of guaranteed minimum royalties payable by the Company’s licensees and/or additional royalties which typically vary with a licensee’s sales or production of products incorporating the licensed technology. Technical services, in the form of on-site or telephone consultations by members of the Company’s technical staff, may be offered to licensees of the Company’s technologies. The consulting fees are billed at agreed upon per diem or hourly rates at the time the services are rendered. Service fees and sales revenues vary directly with the number of units of service or product provided.
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
     Revenues for the second quarter of 2007 were $432,600 compared to $186,800 in the second quarter of 2006, a 132% increase. Licenses, royalties and fees increased by $7,500, or 11%, to $78,600 in the second quarter of 2007 from $71,100 in the second quarter of 2006. The increase in licenses, royalties and fees is due primarily to the inception during the second quarter of 2007 of a license arrangement with one licensee in the Entertainment and Toy Products business offset in part by the termination or non-renewal of three licenses during 2006. Product sales were $354,000 in the second quarter of 2007 compared to $115,700 in the second quarter of 2006, a 206% increase due primarily to initial sales of the Company’s inks to a new licensee in the Entertainment and Toy Products market and higher sales of inks to a licensee signed in 2006. For the first six months of 2007, revenues were $591,100, 116% higher than revenues of $273,700 in the first six months of 2006. Licenses, royalties and fees of $126,600 in the first half of 2007 were 9% higher than the $115,800 in the first half of 2006 due primarily to the inception during the first half of 2007 of a license arrangement with one licensee in the Entertainment and Toy Products business offset in part by the termination or non-renewal of three licenses during 2006. Product sales were $464,500 in the first half of 2007 compared to $157,900 in the first half of 2006, a 194% increase. The increase in product sales reflects initial sales of the Company’s inks to a new licensee in the Entertainment and Toy Products business and higher sales of inks to a licensee signed in 2006. The Company derived approximately $325,900 and $407,400 in the second quarter and first half of 2007, respectively, in revenues from licensees and their printers in the Entertainment and Toy Products market compared to approximately $90,000 and $93,000 in the second quarter and first half of 2006, respectively. The Company believes that revenues from licensees in the Entertainment and Toy Products market will grow in future periods.
     The Company’s gross profit increased to $258,000 in the second quarter of 2007 or 60% of revenues from $89,100 or 48% of revenues in the second quarter of 2006. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. The higher gross profit, expressed both in absolute dollars and as a percentage of revenues, in the second quarter of 2007 compared to the second quarter of 2006 resulted principally from increases in revenues represented by licenses, royalties and fees and from product sales.
     For the first six months of 2007, the gross profit was $323,300, or 55% of revenues, compared to $134,800, or 49% of revenues, in the first six months of 2006. The increase in the gross profit in absolute dollars and as a percentage of revenues in the first half of 2007 compared to the first half of 2006 resulted from the same factors as the quarter to quarter increase.
     Research and development expenses of $40,300 and $78,900 in the second quarter and first half of 2007 increased nominally from $36,100 and $72,400 in the second quarter and first half of 2006.
     Sales and marketing expenses increased to $61,300 in the second quarter of 2007 from $36,500 in the second quarter of 2006 and to $98,800 in the first half of 2007 from $64,400 in the first half of 2006. The increases primarily reflect higher commission expense on the higher level of revenues in the second quarter and first half of 2007 compared to the second quarter and first half of 2006.
     General and administrative expenses (exclusive of legal expenses) decreased by $15,100 to $42,400 in the second quarter of 2007 from $57,500 in the second quarter of 2006. The decrease in the second quarter of 2007 compared to the second quarter of 2006 is due primarily to $16,000 in expenses recorded in the second quarter of 2006 in connection with the issuance of 400,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors in April 2006. The Board of Directors deferred the April 2007 issuance of options. For the first six months, general and administrative expenses (exclusive of legal expenses) decreased by $15,400 to $92,800 in 2007 from $108,200 in 2006 due primarily to the deferral of the stock option issuance.
     Legal expenses were $13,800 in the second quarter of 2007 compared to $10,800 in the second quarter of 2006. Legal expenses for the first half of 2007 increased to $25,400 from $20,800 in the first half of 2006. The increases relate to a higher level of legal requirements in connection with licensing activity and the ongoing private placement.
     Other income (expense) increased in the first half of 2007 compared to the first half of 2006 as interest expense was incurred on the demand and other short-term loans received in the latter half of 2005 and 2006.
     The net earnings of $99,300 and $24,900 in the second quarter and first half of 2007, respectively, compared to the net loss of $52,700 and $133,000 in the second quarter and first half of 2006, respectively, results primarily from a higher gross profit on the higher level of revenues and lower compensation expense resulting from the deferral of the Board of Directors options offset in part by higher commissions.

Plan of Operation, Liquidity and Capital Resources
     The Company’s cash and cash equivalents increased to $223,700 at June 30, 2007 from $53,100 at December 31, 2006. During the first half of 2007, the Company received $282,700 from the sale of 589,026 shares of its common stock, received demand loans of $7,000 and used $68,500 to fund operations, $35,000 to repay loans and $15,600 to fund capital purchases.
     While the Company has added new licensees in the Entertainment and Toy Market over the past year and has obtained significant increases in product sales from these licensees, its working capital requirements have increased in support of inventory and receivables related to these sales; however, in the second quarter of 2007, the Company achieved significant increases in revenues and recorded net earnings of $99,300. During the first half of 2007, the Company raised $282,700 in a valid private placement whereby 568,193 shares of the Company’s common stock were sold to nine non-affiliated individual investors and 20,833 were sold to a Director of the Company, received $7,000 in demand loans from its Chairman of the Board and the final installment payment of $50,000 in accordance with the settlement agreement of its arbitration with Euro-Nocopi, S. A. Management of the Company is continuing to seek potential investors primarily to fund investments that may allow it to further increase its operating revenues to levels that will permit it to achieve positive cash flow from operations. Management of the Company believes that maintenance of revenues at current levels will allow it to continue in operation for the foreseeable future. There can be no assurances that revenues will be sustained at levels achieved in the second quarter of 2007.
     While the investment received in the second quarter of 2007 and improvement in operations have positively impacted the Company’s liquidity situation, it continues to maintain a cost containment program including curtailment of discretionary research and development and sales and marketing expenses, where possible. Late in the second quarter of 2007, it increased employment by one individual and acquired capital equipment to increase its ink production capacity.
     The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of capitalizing on the specific business relationships it has recently developed in the Entertainment and Toy Products business through ongoing applications development for these licensees. The Company believes that these opportunities can provide increases in revenues and it will continue to increase its production and technical staff as necessary and invest in capital equipment needed to support the anticipated ink production requirements. The Company may raise additional capital, in the form of debt, equity or both to support its increasing working capital requirements.
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

Dependency on Major Customer. Our recent growth in revenues and return of profitability has resulted primarily from relationships developed with a major customer and two of its operating companies. We also have substantial receivables from these businesses. While multi-year licenses exist with these organizations, we are dependent on our licensees to develop new products and markets that will generate increases in our licensing and product revenues. The inability of these licensees to maintain at least current levels of sales of products utilizing our technologies could adversely affect our operating results and cash flow.
Inability to Obtain Raw Materials and Products for Resale. Our adverse financial condition had required us to significantly defer payments due vendors who supply raw materials and other components of our security inks, security paper that we purchase for resale, professional and other services. As a result, we are required to pay cash in advance of shipment to certain of our suppliers. Delays in shipments to customers caused by our inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue to supply us with needed products could impact the our ability to service our customers and adversely affect our customer and licensee relationships. We believe that the recent capital investment has allowed us to improve our relationships with our vendors and professional service providers. There are no assurances that we will be able continue to maintain our vendor relationships in an acceptable manner.
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
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 were applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings at January 1, 2007.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the

Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.
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
(b) Changes in Internal Control over Financial Reporting
As of the date of this report, there have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During April 2007, the Company sold an aggregate of 104,166 shares of its Common Stock, par value $0.01 per share, to two individual investors (who were acquainted with a member of the Company’s Board of Directors) for $50,000, or $0.48 per share; during May 2007, the Company sold an aggregate of 364,583 shares of its Common Stock, par value $.01 per share, to five individual investors (who were acquainted with a member of the Company’s Board of Directors and are employed by a licensee of the Company) for $175,000, or $0.48 per share, 41,667 shares of its Common Stock, par value $.01 per share, to one individual investor (who was acquainted with a member of the Company’s Board of Directors) for $20,000, or $0.48 per share and 20,833 shares of its Common Stock, par value $.01 per share, to a member of the Company’s Board of Directors for $10,000, or $.48 per share, and during June 2007, the Company sold 57,777 shares of its Common Stock, par value $.01 per share, to one individual investor (who was acquainted with a member of the Company’s Board of Directors) for $27,733, or $0.48 per share. All shares were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in these transactions or received any commissions or other compensation. Proceeds of the sales were used to fund the Company’s working capital requirements.
Item 3. Defaults Upon Senior Securities
          Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
          Not Applicable
Item 5. Other Information
          Not Applicable
Item 6. Exhibits
     (a) Exhibits

31.1	Certificate of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer required by Rule 13a-14(a).

32.	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

/s/ Michael A. Feinstein, M.D.
DATE: August 14, 2007	Michael A Feinstein, M.D.
Chairman of the Board

DATE: August 14, 2007	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002