Form 10QSB
period 2007-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2007-11-14
CIK 888981

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007

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
(610) 834-9600

(Issuer’s telephone number)
     Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2007: Common stock, par value $.01 per share: 52,275,837 shares.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

NOCOPI TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended		Nine Months ended
	September 30		September 30
	2007	2006	2007	2006
Revenues
Licenses, royalties and fees	$174,400	$84,400	$301,000	$200,200
Product and other sales	312,600	198,600	777,100	356,500

	487,000	283,000	1,078,100	556,700

Cost of sales
Licenses, royalties and fees	37,600	32,200	81,700	76,800
Product and other sales	142,900	112,600	366,600	206,900

	180,500	144,800	448,300	283,700

Gross profit	306,500	138,200	629,800	273,000

Operating expenses
Research and development	40,500	36,000	119,400	108,400
Sales and marketing	75,000	46,200	173,800	110,600
General and administrative (exclusive of legal expenses)	42,300	59,500	135,100	167,700
Legal expenses	11,200	7,700	36,600	28,500

	169,000	149,400	464,900	415,200

Earnings (loss) from operations	137,500	(11,200)	164,900	(142,200)

Other income (expenses)
Reversal of accrued expenses	166,200	–	166,200	–
Interest income	2,300	–	3,500	200
Interest, bank charges and financing cost	(1,700)	(3,800)	(5,400)	(6,000)

	166,800	(3,800)	164,300	(5,800)

Earnings (loss) before income taxes	304,300	(15,000)	329,200	(148,000)
Income taxes	4,900	–	4,900	–

Net earnings (loss)	$299,400	$(15,000)	$324,300	$(148,000)

Net earnings (loss) per common share
Basic	$.01	$(.00)	$.01	$(.00)
Diluted	$.01	$(.00)	$.01	$(.00)

Weighted average common shares outstanding
Basic	52,275,837	51,316,190	52,012,521	51,070,255
Diluted	53,504,353	51,316,190	53,324,628	51,070,255

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Balance Sheet*
(unaudited)

September 30
2007
Assets

Current assets
Cash and cash equivalents	$216,600
Accounts receivable less $20,000 allowance	321,500
Inventory	55,100
Prepaid and other	42,800

Total current assets	636,000

Fixed assets
Leasehold improvements	71,200
Furniture, fixtures and equipment	499,000

570,200
Less: accumulated depreciation	543,700

26,500

Total assets	$662,500

Liabilities and Stockholders’ Equity

Current liabilities
Demand loans	$29,000
Accounts payable	395,300
Accrued expenses	129,800
Accrued income taxes	4,900
Deferred revenue	5,000

Total current liabilities	564,000

Stockholders’ equity
Common stock, $.01 par value
Authorized - 75,000,000 shares
Issued and outstanding – 52,275,837 shares	522,800
Paid-in capital	12,008,500
Accumulated deficit	(12,432,800)

98,500

Total liabilities and stockholders’ equity	$662,500

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Nine Months ended September 30
	2007	2006
Operating activities
Net earnings (loss)	$324,300	($148,000)
Adjustments to reconcile net earnings (loss) to cash used in operating activities
Depreciation and amortization	15,200	13,700
Reversal of accrued expenses	(166,200)	—
Compensation expense – stock option grants	—	32,000

	173,300	(102,300)

(Increase) decrease in assets
Accounts receivable	(229,500)	(124,200)
Arbitration settlement receivable	50,000	50,000
Inventory	3,200	(43,900)
Prepaid and other	(18,000)	12,600
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(14,700)	(19,100)
Accrued income taxes	4,900	—
Deferred revenue	(800)	(1,500)

	(204,900)	(126,100)

Net cash used in operating activities	(31,600)	(228,400)

Investing activities
Additions to fixed assets	(17,600)	(4,600)

Net cash used in investing activities	(17,600)	(4,600)

Financing activities
Issuance of common stock	282,700	173,100
Proceeds from demand and other short-term loans	7,000	91,000
Repayments of demand and other short-term loans	(77,000)	—

Net cash provided by financing activities	212,700	264,100

Increase in cash and cash equivalents	163,500	31,100
Cash and cash equivalents at beginning of year	53,100	4,300

Cash and cash equivalents at end of period	$216,600	$35,400

Supplemental Disclosure of Cash Flow Information Interest paid	$5,500	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deferred financing cost
Prepaid and other	—	$7,200
Additional paid-in capital	—	($7,200)

*	The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2006 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2006 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2007 may not be necessarily indicative of the operating results expected for the full year.
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
There were no stock options granted during the nine months ended September 30, 2007. On April 30, 2006, under the Company’s directors’ option plan (the “Plan”), options to acquire 100,000 shares of the Company’s common stock were granted to each of the then four members of the Board of Directors of the Company, including one member who is also an executive officer of the Company, at $.215 per share. Under the terms of the Plan, the options vested on January 1, 2007 and will expire five years from the date of grant. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), expense of approximately $48,000 was recognized during 2006. The Board of Directors deferred the issuance of 100,000 options to purchase common stock of the Company that were to be granted to each Director on April 30, 2007 under the Plan. There were no stock options exercised or cancelled during the nine months ended September 30, 2007.

The following table summarizes the Company’s stock option plans at September 30, 2007 and December 31, 2006:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding, December 31, 2006	1,750,000	$.10 to $.22	$.16

Outstanding, September 30, 2007	1,750,000	$.10 to $.22	$.16

Exercisable, September 30, 2007	1,750,000	$.10 to $.22	$.16

Weighted average remaining contractual life (years)	2.29
Note 3. Going Concern
Since its inception, the Company has incurred significant losses and, as of September 30, 2007, had accumulated losses of $12,432,800. For the years ended December 31, 2006 and 2005, the Company’s losses from operations were $175,800 and $213,800, respectively. The Company had earnings from operations of $137,500 and $164,900 in the third quarter and first nine months of 2007, respectively, as significant revenues from new licensees were realized. At September 30, 2007, the Company had positive working capital of $72,000. Maintaining profitability and achieving positive cash flow depends on the Company’s ability to sustain these increases in revenues and gross profits from its traditional and newly developed revenue sources. There can be no assurances that the Company will be able to maintain sufficient revenues and gross profits to sustain profitability and achieve positive cash flow from operations in the future.
During the first nine months of 2007, the Company raised $282,700 in a valid private placement whereby 568,193 shares of the Company’s common stock were sold to nine non-affiliated individual investors and 20,833 were sold to a Director of the Company. The Company is not actively seeking additional investment at the present time due to the improvements in its revenues during 2007. Management of the Company believes that maintenance of revenues at current levels will allow it to continue in operation for the foreseeable future. There can be no assurances that revenues will be sustained at levels achieved in the first nine months of 2007.
Note 4. Demand and Other Short-Term Loans
During the first nine months of 2007, the Company received an unsecured loan of $7,000 from Michael A. Feinstein, M.D., its Chairman of the Board. During the first nine months of 2007, the Company repaid loans in the amount of $77,000 provided by four individuals in 2005 and 2006 including the $15,000 loan from Herman Gerwitz, a Director. At September 30, 2007, the Company had unsecured loans outstanding in the amount of $29,000 from Dr. Feinstein bearing interest at 7% per annum.

Note 5. Stockholders’ Equity
During the first nine months of 2007, the Company sold 568,193 shares of its common stock to nine non-affiliated individual investors and 20,833 shares to Philip B. White, a Director, for a total of $282,700 pursuant to a valid private placement.
Note 6. Income Taxes
The Company recorded a provision of $4,900 for estimated federal corporate alternative minimum taxes for the three months and nine months ended September 30, 2007. Management of the Company believes that it will be able to use available net operating loss carryforwards to offset federal and state income taxes, other than the federal corporate alternative minimum tax, in 2007. There is no income tax benefit for the three months and nine months ended September 30, 2006 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the amount of such benefits.
Note 7. Earnings (loss) per Share
In accordance with SFAS No. 128, Earnings per Share, basic earnings (loss) per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three and nine months ended September 30, 2006, common stock equivalents, consisting of stock options and warrants, were anti-dilutive for those periods.
Note 8. Major Customer Information
The Company’s largest non-affiliate customers accounted for approximately 90% and 85% of revenues in the third quarter and first nine months of 2007, respectively, approximately 83% and 72% of revenues in the third quarter and first nine months of 2006, respectively and approximately 93% of accounts receivable at September 30, 2007. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

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
     The Company believes that, as fixed costs reductions beyond those it has achieved in recent years may not be achievable, its operating results are substantially dependent on revenue levels. Because revenues derived from licenses and royalties carry a much higher gross profit margin than other revenues, operating results are also substantially affected by changes in revenue mix.
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
     Revenues for the third quarter of 2007 were $487,000 compared to $283,000 in the third quarter of 2006, a 72% increase. Licenses, royalties and fees increased by $90,000, or 107%, to $174,400 in the third quarter of 2007 from $84,400 in the third quarter of 2006. The increase in licenses, royalties and fees is due primarily to the inception during the second quarter of 2007 of a license arrangement with one new licensee and an increase in licensing revenues from a licensee signed in 2006 in the Entertainment and Toy Products business, offset in part by the termination or non-renewal of four licenses during 2006 and 2007. Product and other sales were $312,600 in the third quarter of 2007 compared to $198,600 in the third quarter of 2006, a 57% increase due primarily to sales of the Company’s inks to the new licensee in the Entertainment and Toy Products business and higher sales of security paper during the quarter. For the first nine months of 2007, revenues were $1,078,100, 94% higher than revenues of $556,700 in the first nine months of 2006. Licenses, royalties and fees of $301,000 in the first nine months of 2007 increased by $100,800, or 50%, from $200,200 in the first nine months of 2006 due primarily to licensing revenues from two licensees in the Entertainment and Toy products business, one of which is new and one of which was signed in 2006, offset in part by the termination or non-renewal of four licenses during 2006 and 2007. Product sales were $777,100 in the first nine months of 2007 compared to $356,500 in the first nine months of 2006, a 118% increase. The increase in product sales reflects higher sales of inks, primarily to licensees in the Entertainment and Toy Products business, and higher sales of the Company’s line of security papers during the first nine months of 2007 compared to the first nine months of 2006. The Company derived approximately $376,000 and $783,400 in the third quarter and first nine months of 2007, respectively, in revenues from licensees and their printers in the Entertainment and Toy Products market compared to approximately $150,000 and $210,000 in the third quarter and first nine months of 2006, respectively. The Company believes that revenues from licensees in the Entertainment and Toy Products market will grow in future periods.

     The Company’s gross profit increased to $306,500, or 63% of revenues, in the third quarter of 2007 from $138,200, or 49% of revenues, in the third quarter of 2006. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. The higher gross profit, expressed both in absolute dollars and as a percentage of revenues, in the third quarter of 2007 compared to the third quarter of 2006 resulted principally from increases in revenues represented by licenses, royalties and fees and from product sales. Additional gross profit improvement in the third quarter of 2007 compared to the third quarter of 2006 results from the higher level of ink sales that were available to absorb fixed production costs and to the product mix.
     For the first nine months of 2007, the gross profit was $629,800, or 58% of revenues compared to 273,000, or 49% of revenues, in the first nine months of 2006. The increase in the gross profit in absolute dollars and as a percentage of revenues in the first nine months of 2007 compared to the first nine months of 2006 resulted from the same factors as the quarter to quarter increase.
     Research and development expenses of $40,500 and $119,400 in the third quarter and first nine months of 2007 represent nominal increases from $36,000 and $108,400 in the third quarter and first nine months of 2006.
     Sales and marketing expenses increased to $75,000 in the third quarter of 2007 from $46,200 in the third quarter of 2006 and to $173,800 in the first nine months of 2007 from $110,600 in the first nine months of 2006. The increases primarily reflect higher commission expense on the higher level of revenues in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006, increased sales promotion expenses and the engagement of a sales consultant late in the third quarter of 2007 to market its existing line of security papers, inks and ink-jet products as well as a new application developed by the Company in response to recent legislation requiring tamper-resistant features in prescription pads used by physicians nationwide in state Medicaid programs.
     General and administrative expenses (exclusive of legal expenses) decreased by $17,200 to $42,300 in the third quarter of 2007 from $59,500 in the third quarter of 2006. The decrease in the third quarter of 2007 compared to the third quarter of 2006 is due primarily to $16,000 in expenses recorded in the third quarter of 2006 in connection with the issuance of 400,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors in April 2006. The Board of Directors deferred the April 2007 issuance of options. For the first nine months, general and administrative expenses (exclusive of legal expenses) decreased by $32,600 to $135,100 in 2007 from $167,700 in 2006 due primarily to the deferral of the stock option issuance.
     Legal expenses were $11,200 in the third quarter of 2007 compared to $7,700 in the third quarter of 2006. Legal expenses for the nine months of 2007 increased to $36,600 from $28,500 in the first nine months of 2006. The increases relate to a higher level of legal requirements in connection with licensing activity, the private placement of the Company’s common stock and other matters.
     Other income (expense) in the third quarter and first nine months of 2007 includes the reversal of $166,200 of accrued consulting fees that the Company, with legal counsel, has determined to be no longer statutorily payable. Also included is interest income on funds invested, interest expense on demand and other short-term loans and, in 2006, amortization of financing costs associated with the issuance of warrants related to short-term loans received in the third quarter of 2006.
     The net earnings of $299,400 and $324,300 in the third quarter and first nine months of 2007, respectively, compared to the net loss of $15,000 and $148,000 in the third quarter and first nine months of 2006, respectively, results primarily from a higher gross profit on the higher level of revenues, lower compensation expense resulting from the deferral of the Board of Directors options and the reversal of accrued expenses that are no longer statutorily payable offset in part by higher commissions.
Plan of Operation, Liquidity and Capital Resources
     The Company’s cash and cash equivalents increased to $216,600 at September 30, 2007 from $53,100 at December 31, 2006. During the first nine months of 2007, the Company received $282,700 from the sale of 589,026 shares of its common stock, received demand loans of $7,000 and used $31,600 to fund operations, $77,000 to repay loans and $17,600 to fund capital purchases.
     While the Company has added new licensees in the Entertainment and Toy Market over the past year and has obtained significant increases in product sales from these licensees, its working capital requirements have increased primarily in support of inventory and receivables related to these sales; however, beginning in the second quarter of 2007, the Company achieved significant increases in revenues and recorded net earnings of $99,300 and $299,400 in the second and third quarters of 2007, respectively. During the first nine months of 2007, the Company raised $282,700 in a valid private placement whereby 568,193 shares of the Company’s common stock were sold to nine non-affiliated individual investors and 20,833 were sold to a Director of the Company. The Company also received $7,000 in demand loans from its Chairman of the Board and the final installment payment of $50,000 in accordance with the settlement agreement of its arbitration with Euro-Nocopi, S.A. in the first nine months of 2007. The Company is not actively seeking additional investment at the present time due to the improvements in its revenues during 2007. Management of the Company believes that maintenance of revenues at current levels will allow it to continue in operation for the foreseeable future. There can be no assurances that revenues will be sustained at levels achieved in the first nine months of 2007.
     While the investment received during the first nine months of 2007 and improvement in operations have positively impacted the Company’s liquidity situation, it continues to maintain a cost containment program including curtailment of discretionary research and development and sales and marketing expenses, where possible. During the first nine months of 2007, it increased employment by one individual, acquired capital equipment to increase its ink production capacity and, late in the third quarter of 2007, it engaged a sales agent to market its existing line of security papers, inks and ink-jet products as well as a new application developed by the Company in response to recent legislation requiring tamper-resistant features in prescription pads used by physicians nationwide in state Medicaid programs. During the third quarter of 2007, the Company negotiated an extension to the lease at its current premises for five years through March 2013. Minimum annual lease payments under this lease extension are: $29,600 - 2008; $39,900 - 2009; $40,900 - 2010; $42,200 - 2011; $43,400 - 2012 and $10,900 - 2013.
     The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of capitalizing on the specific business relationships it has recently developed in the Entertainment and Toy Products business through ongoing applications development for these licensees. The Company believes that these opportunities can provide increases in revenues and it will continue to increase its production and technical staff as necessary and invest in capital equipment needed to support the anticipated ink production requirements. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. The Company may raise additional capital, in the form of debt, equity or both, if needed, to support its working capital requirements as well as to provide funding for other business opportunities.
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
Inability to Obtain Raw Materials and Products for Resale. Our adverse financial condition had required us to significantly defer payments due vendors who supply raw materials and other components of our security inks, security paper that we purchase for resale, professional and other services. As a result, we are required to pay cash in advance of shipment to certain of our suppliers. Delays in shipments to customers caused by our inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue to supply us with needed products could impact our ability to service our customers, thereby adversely affecting our customer and licensee relationships. We believe that the recent capital investment has allowed us to improve our relationships with our vendors and professional service providers. There are no assurances that we will be able to continue to maintain our vendor relationships in an acceptable manner.
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
Volatility of Stock Price. The market price for our common stock has historically experienced significant fluctuations and may continue to do so. We have, since our inception, operated at a loss and have not produced revenue levels traditionally associated with publicly traded companies. Our common stock is not listed on a national or regional securities exchange and, consequently, we receive limited publicity regarding our business achievements and prospects. Additionally, securities analysts and traders do not extensively follow our stock and our stock is also thinly traded. Our market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of our common stock.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial statements and footnote disclosure.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined whether it will adopt this statement and its impact on its financial statements and footnote disclosures.
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
Not Applicable
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5. Other Information
In July 2007, the Company negotiated an extension to the lease at 9 Portland Road, West Conshohocken, PA 19428, its current premises, for five years through March 2013. Monthly rent under this lease extension ranges from $3,290 to $3,646.
Item 6. Exhibits
(a) Exhibits
10.16	Amendment dated July 18, 2007 to Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428.

31.1	Certificate of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer required by Rule 13a-14(a).

32.	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.
DATE: November 14, 2007	/s/ Michael A. Feinstein, M.D.
Michael A Feinstein, M.D.
Chairman of the Board & Chief Executive Officer

DATE: November 14, 2007	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

10.16	Amendment dated July 18, 2007 to Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428.

31.1	Certificate of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer required by Rule 13a-14(a).

32.	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.