Form 10KSB
period 2007-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2008-03-31
CIK 888981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                     December 31, 2007

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
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year. $1,393,800.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity of the registrant was last sold on March 14, 2008. $15,807,000
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 52,275,837 shares of Common Stock, $.01 par value at March 14, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
None
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

NOCOPI TECHNOLOGIES, INC.

PART I
ITEM 1. BUSINESS
Background
Nocopi Technologies, Inc. (hereinafter “Nocopi”, “Registrant” or the “Company”) is a Maryland corporation organized in 1983 to exploit a technology developed by its founders for impeding the reproduction of documents on office copiers. In its early stages of development, Nocopi’s business consisted primarily of selling copy resistant paper to protect corporate documents and information. More recently, Registrant has increasingly focused on developing and marketing technologies for document and product authentication which can reduce losses caused by fraudulent document reproduction or by product counterfeiting and/or diversion and, since 2003, has focused on developing specialty reactive inks that it believes have applications in the large educational and toy market. Registrant derives revenues by licensing its technologies, both to end-users and to value-added resellers, and by selling products incorporating its technologies and technical support services.
While Registrant experienced a significant decline in its financial condition from the late 1990’s through 2006, in 2007, primarily as a result of licenses signed in 2006 and early 2007 with Elmer’s Products and two of Elmer’s operating companies, Giddy Up and Color Loco, it recorded net income and positive cash flow from operations for the first time in a number of years. Registrant also had positive working capital and stockholders’ equity at year-end 2007 and, during 2007, repaid $106,000 of short-term loans that it had incurred through March 2007. At December 31, 2007, it had no short-term loans outstanding. There can be no assurances that future revenues and earnings will be sustained at levels achieved in 2007. During the period of adverse liquidity, Registrant relied on capital investment and various short-term loans to provide liquidity needed to avoid a cessation of its operations. In 2006, Registrant received $173,100 in capital investment from five new stockholders and its Chairman of the Board and received demand and short-term loans of $81,000, net of repayments, including $34,000 from its Chairman of the Board and another director. In 2007, Registrant received $282,700 in capital investment from nine individual investors and a director, received a demand loan of $7,000 from its Chairman of the Board and repaid $106,000 of short-term loans including $44,000 lent by its Chairman of the Board and another director.
Additionally, during 2003, Registrant settled its dispute with Euro-Nocopi, S.A., its former European licensee, relocated its operations to a smaller, lower cost facility after the termination of its lease at its former location and hired two former employees who have significant knowledge of the Registrant’s technologies and production methods. The $900,000 received in the arbitration settlement with Euro-Nocopi, S.A. including the subsequent installments of such settlement through March 2007 totaling $200,000 provided additional cash resources to the Registrant. Registrant may raise additional capital, in the form of debt, equity or both, if needed, to support its working capital requirements as well as to provide funding for other business opportunities. There are no assurances that Registrant will be able to attract additional capital if it seeks to do so.
In late 2003, Registrant developed and began to market a new technology, named Rub-n-Color™, which consists of a system of removable dyes in a large variety of colors that can be activated through rubbing with a fingernail or a firm object. Registrant believed this technology had applications in children’s activity products such as a coloring book without crayons and in educational testing review products. Registrant demonstrated this technology to several potential licensees, participated in trade shows including, in 2004 to 2008, the American International Toy Fair in New York City receiving several industry awards. In late 2005, Registrant negotiated its first license for the use of this technology. This license terminated in 2006. In April 2006, Registrant signed multi-year license agreements with Giddy Up and Color Loco, two major established and leading children’s books publishers with proven track records of innovation and major channels of distribution and has subsequently amended these agreements to expand the licenses. In October 2006, both Giddy Up and Color Loco became wholly owned by privately-held Elmer’s Products, Inc., an industry leader in adhesives, arts and crafts and educational products. Products incorporating Registrant’s technologies, including Rub-n-Color™ activity books and kits have been on sale in leading retail outlets since January 2007 and have received coverage in the press and on television. In February 2007, Registrant entered into a multi-year license agreement with Elmer’s Products, Inc. whereby Registrant’s technologies are incorporated into products sold under the Elmer’s brand. Retail sales of these products commenced in the second quarter of 2007. Management of the Company believes that the relationship with Elmer’s offers significant opportunities to further increase revenues in the Educational and Toy Products markets and improve the Company’s overall financial position. There can be no assurances that these initiatives and business relationships will continue to generate additional operating revenues.
Entertainment and Toy Technologies and Products
As mentioned above, in late 2003, after the re-employment of two former members of the Registrant’s technical staff, a new technology was developed that consists of removable dyes that can be produced in a variety of colors and can be revealed by rubbing with a fingernail or other firm object such as a plastic pen cap. This technology has been named Rub-n-Color™. Registrant believes that this new technology does not compromise the confidentiality of its security and authentication technologies. Applications include children’s activity products such as a coloring book without crayons or a restaurant place mat, educational instruction books and testing review manuals. Registrant has obtained certifications of non-toxicity from the Consumer Products Services, Inc. and the American Society for Testing and Materials Laboratories. In February 2004, Registrant inaugurated its marketing efforts for this new technology at the American International Toy Fair in New York City and attended the Toy Fair again each February from 2005 through 2008. During 2004, Registrant received awards from Creative Child Magazine and Spectrum Magazine for its Rub-it and Color Activity Book. As a result of its participation and marketing activities, Registrant identified a number of potential licensees in the children’s and educational markets. During 2005, Registrant negotiated a license agreement with a publisher of children’s coloring and activity books to utilize Registrant’s inks in its products. This license terminated in 2006. In April 2006, Registrant signed multi-year license agreements with Giddy Up and Color Loco, two major established and leading children’s books publishers with proven track records of innovation and major channels of distribution. Registrant has subsequently amended these agreements to expand the licenses. In October 2006, both Giddy Up and Color Loco became wholly owned by privately-held Elmer’s Products, Inc., an industry leader in adhesives, arts and crafts and educational products. During 2006, revenues associated with these two licensees accounted for nearly half of Registrant’s 2006 revenues. Products incorporating Registrant’s technologies, including Rub-n-Color™ activity books and kits have been on sale in leading retail outlets since January 2007 and have received coverage in the press and on television. In February 2007, Registrant entered into a multi-year license agreement with Elmer’s Products, Inc. whereby Registrant’s technologies are incorporated into products sold under the Elmer’s brand. In March 2007, Registrant received initial ink orders from Elmer’s and Elmer’s began actively marketing products incorporating Registrant’s technologies in the second quarter of 2007. Revenues derived directly from Elmer’s, including Giddy Up and Color Loco, and from its third party printers, accounted for approximately 71% of Registrant’s 2007 revenues, approximately 47% from Elmer’s and its operating companies and approximately 24% from its third party printers. In early 2008 Registrant joined with a Elmer’s in a transaction whereby Elmer’s acquired an interest in a patent related to reactive ink formulation held by a third party. There are no assurances that the Registrant’s available resources, even with additional investment, if sought and obtained, for marketing and further technical development of this new product line will be sufficient to further increase the Company’s revenues.
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
Registrant’s proprietary document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document. The invisible printing can be activated or revealed by use of a special highlighter pen when authentication is required. This technology is marketed under the trademark COPIMARK™. Other variations of the COPIMARK™ technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi’s RUB & REVEAL® system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as merchandise receipts, checks, travelers’ checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). Registrant’s related invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. Management believes that the “track and trace” capability provided by this technology should be attractive to brand owners and marketers. Registrant continues to pursue opportunities for its patented anti-counterfeiting and anti-diversion technologies as a potential solution to counterfeit and diverted pharmaceutical products. While this market incentive has not developed revenues to date, Registrants continues to pursue opportunities in this market and recently met with representatives of the United States Pharmacopeia global officials on pharmaceutical product counterfeiting and diversion. There are no assurances that initiatives currently underway will result in additional revenues in the future.
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
Registrant, in addition to marketing its own technologies and products, acts as a distributor for a line of Pantograph security paper. This patented product, complementary to the Registrant’s line of security paper, produces a message, such as “unauthorized copy”, when a copy of an original document that was printed or typed on the Pantograph paper, is reproduced on a photocopier. This product line is called COPI-ALERT.
In early 2008, Registrant introduced a new product, Secure Rub Rx, a specially designed prescription paper base stock that incorporates all three tamper resistant characteristics mandated by the U.S. Department of Health & Human Services for Medicaid prescriptions beginning in October 2008 including certain tamper resistant requirements that become effective in April 2008. There are no assurances that Registrant will obtain significant additional revenues from its investment in developing and marketing this new product.
The following table illustrates the approximate percentage of Registrant’s revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31
Product Type	2007	2006
Entertainment and Toy Technologies and Products	72%	48%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	22%	42%
Document Security Products	6%	10%
Marketing
The marketing approach of Registrant is to offer sufficient flexibility in its products and technologies so as to provide cost effective solutions to a wide variety of counterfeiting, diversion and copier fraud problems. As a technology company, Registrant generates revenues primarily by collecting license fees from market-specific manufacturers who incorporate Registrant’s technologies into their manufacturing process and their products and, in certain cases, sales of Registrant’s inks to these licensees and their designated manufacturers. Registrant also licenses its technologies directly to end-users.

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
In recent years, Registrant’s management has refocused the Company’s marketing efforts somewhat in view of the limited resources available to the Company for marketing and the need to improve the Registrant’s cash flow. Current marketing efforts are focused on Registrant’s more mature technologies that can be utilized by customers with relatively less development efforts.
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
Except in Europe, Registrant markets its technologies through its own employees and through independent sales representatives. In the third quarter of 2007, Registrant engaged a sales consultant to market the Company’s existing line of security papers, inks and ink-jet products as well as Registrant’s newer security products including Secure Rub Rx. In Europe, its security technologies are marketed by Contrast Technologies (formerly Euro-Nocopi, S.A.), a former affiliate of Registrant which holds certain European marketing rights with respect to those technologies.
Registrant is presently considering a number of marketing strategies for its “Rub-it and Color” product line including licensing and direct sales through product retailers in addition to the markets presently being served by current licensees.
Registrant has recently taken several steps to improve the marketing of its technologies. These include, as mentioned above, the engagement of a sales consultant to market the Company’s existing line of security papers, inks and ink-jet products as well as newly developed applications and, in February 2008, the inauguration of a completely new web site and online store developed in conjunction with Minerva Design, a creative marketing and communications agency associated with a number of well known brands.
Major Customers
During 2007, Registrant made sales or obtained revenues equal to 10% or more of Registrant’s 2007 total revenues from three non-affiliated customers who individually accounted for approximately 47%, 24% and 15%, respectively, of 2007 revenues.
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

Patents
Nocopi has received various patents and/or has patents pending in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. Patent applications for Registrant’s technology (including improvements in the technology) have also been filed in numerous other jurisdictions where commercial usage is foreseen, including other countries in Europe, Japan, Australia, and New Zealand, and the rights under such applications have been assigned to Registrant. Registrant’s patent counsel, which conducted the appropriate searches in Canada and the United States, has reviewed the results of searches conducted in Europe and advised management that effective patent protection for Registrant’s technology should be obtainable in all countries in which the patent applications have been filed. There can be no assurance, however, that such protection will be obtained. Registrant currently has obtained patent protection on substantially all its security inks including the RUB & REVEAL® system and has patents pending on the newly marketed Rub-it and Color technology. Patents on Registrant’s line of burgundy colored papers, presently a minor portion of Registrant’s product line, have expired.
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
Research and Development
Nocopi has been involved in research and development since its inception. Although Registrant’s financial condition had forced it to reduce funding for research and development in recent years, it intends to continue its research and development activities in three areas, to the extent feasible. First, Registrant will seek to continue to refine its present family of products. Second, Registrant will seek to develop specific customer applications. Finally, Registrant will seek to expand its technology into new areas of implementation. There can be no assurances that Registrant will continue to have funds available to maintain its research and development activities at current or increased levels.
During the years ended December 31, 2007 and 2006, Nocopi expended approximately $164,600 and $145,400 respectively, on research and development.
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
Registrant currently has limited resources, and there can be no assurance that other businesses with greater resources than Registrant will not enter Registrant’s markets and compete successfully with Registrant.
Contrast Technologies (formerly Euro-Nocopi, S.A.)
Contrast Technologies (formerly Euro-Nocopi, S.A.) is a former affiliate of Registrant which, since June 2003, has held a perpetual royalty-free license to exploit Registrant’s technologies in Europe.
Employees
At March 14, 2008, Registrant had four full-time and two part-time employees. Registrant believes that its relations with its employees are good.
Financial Information about Foreign and Domestic Operations
Registrant conducts its operations solely in the United States; however, it does have licensees in Europe, Asia, Australia and New Zealand. These licensees accounted for approximately 24% of Registrant’s gross revenues in 2007 and approximately 37% in 2006. Certain information concerning Registrant’s foreign and domestic operations is contained in Note 10 to Registrant’s Financial Statements included elsewhere in this Annual Report on Form 10-KSB.
ITEM 2. DESCRIPTION OF PROPERTY
Registrant’s corporate headquarters, research and ink production facilities are located at 9C Portland Road, West Conshohocken, Pennsylvania 19428. Its telephone number is (610) 834-9600. These premises consist of approximately 5,000 square feet of space in a multi-tenant building leased by the Registrant from an unaffiliated third party pursuant to a lease, which was extended for five years during 2007, now expiring in March 2013. Current monthly rent under this lease is $3,290 escalating one to three percent on each anniversary date of the lease beginning in April 2009. Registrant is also responsible for its pro-rata share of the operating costs of the building. Registrant incurred leasehold improvement expenditures of approximately $72,500 through December 31, 2007 and believes that additional leasehold improvement expenditures will not be significant. Registrant believes that this space will be adequate for its current needs and that additional space will be available as needed.
ITEM 3. LEGAL PROCEEDINGS
Registrant is not aware of any pending litigation (other than ordinary routine litigation incidental to its business where, in management’s view, the amount involved is less than 10% of Registrant’s current assets) to which Registrant is or may be a party, or to which any of its properties is or may be subject, nor is it aware of any pending or contemplated proceedings against it by any governmental authority. Registrant knows of no material legal proceedings pending or threatened, or judgments entered against, any director or officer of Registrant in his capacity as such.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of Registrant’s security holders.
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

	High Bid	Low Bid
January 1, 2006 to March 31, 2006	$.29	$.08
April 1, 2006 to June 30, 2006	$.26	$.17
July 1, 2006 to September 30, 2006	$.35	$.17
October 1, 2006 to December 31, 2006	$.64	$.27

January 1, 2007 to March 31, 2007	$.87	$.45
April 1, 2007 to June 30, 2007	$.76	$.51
July 1, 2007 to September 30, 2007	$.66	$.38
October 1, 2007 to December 31, 2007	$.78	$.40

January 1, 2008 to March 14, 2008	$.61	$.32
As of March 14, 2008, 52,275,837 shares of Registrant’s Common Stock were outstanding. The number of holders of record of Registrant’s Common Stock was approximately 600. However, Registrant estimates that it has a significantly greater number of Common Stockholders because a number of shares of Registrant’s Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 52,275,837 shares of Common Stock which are outstanding, Registrant, at March 14, 2008, has reserved for the issuance of 2,632,000 shares of its Common Stock which underlie options and warrants to purchase Common Stock of the Registrant.
The Company did not pay dividends in 2007 or 2006 and does not anticipate paying any such dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.
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
Issuer Repurchases of Equity Securities
None
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Forward-Looking Information
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section of this Item 6 and elsewhere in this Form 10-KSB.
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
Results of Operations
The Company’s revenues are derived from royalties paid by licensees of the Company’s technologies, fees for the provision of technical services to licensees and from the direct sale of (i) products incorporating the Company’s technologies, such as inks, security paper and pressure sensitive labels, and (ii) equipment used to support the application of the Company’s technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by the Company’s licensees in certain cases and additional royalties which typically vary with the licensee’s sales or production of products incorporating the licensed technology. Service fees and sales revenues vary directly with the number of units of service or product provided.

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
Both the absolute amounts of the Company’s revenues and the mix among the various sources of revenue are subject to substantial fluctuation. The Company has a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on the Company’s total revenue and on its revenue mix and overall financial performance. Such changes may result from a customer’s product development delays, engineering changes, changes in product marketing strategies, production requirements and the like. In addition, certain customers have, from time to time, sought to renegotiate certain provisions of their license agreements and, when the Company agrees to revise such terms, revenues from the customer may be affected.
Revenues for 2007 were $1,393,800, an increase of approximately 82%, or $627,300, from $766,500 in 2006. Licenses, royalties and fees increased in 2007 by approximately 72% to $512,000 from $298,100 in 2006. The increase in licenses, royalties and fees is due primarily to licensing revenues from three licensees in the Entertainment and Toy products business, one of which is a new license and two of which are licenses signed in 2006, offset in part by the termination or non-renewal of four licenses during 2006 and 2007. Product and other sales increased by $413,400, or approximately 88% to $881,800 in 2007 from $468,400 in 2006. The increase in product sales reflects higher sales of inks, primarily to licensees in the Entertainment and Toy Products business, and higher sales of the Company’s line of security paper during 2007 compared to 2006. The Company derived approximately $1,003,100 or 72% of total revenues, from licensees in the Entertainment and Toy Products business in 2007 compared to approximately $365,300, or 48% of total revenues, in 2006. The Company believes that revenues from licensees in the Entertainment and Toy Products market will grow in future periods.
Gross profit increased to $845,300 or approximately 61% of revenues in 2007 from $385,000 or approximately 50% of revenues in 2006. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in 2007 compared to 2006, expressed both in absolute dollars and as a percentage of revenues, resulted principally from increases in revenues represented by licenses, royalties and fees along with higher levels of ink sales that were available to absorb fixed production costs and product mix.
Research and development expenses increased to $164,600 in 2007 from $145,400 in 2006. The increase primarily represents higher levels of compensation and employee benefit expense in 2007 compared to 2006.
Sales and marketing expenses increased to $241,600 in 2007 from $146,400 in 2006. The increase in 2007 compared to 2006 reflects higher commission expense on the higher level of revenues in 2007 compared to 2006, increased sales promotion expenses including the development of a new Company web site and the engagement of a sales consultant in the third quarter of 2007 to market the Company’s existing line of security papers, inks and ink-jet products as well as a new application developed by the Company in response to recent legislation requiring tamper-resistant features in prescription pads used by physicians nationwide in state Medicaid programs.
General and administrative expenses (exclusive of legal expenses) decreased to $180,900 in 2007 from $232,700 in 2006, a decrease of $51,800. The decrease is due primarily to $48,000 in expenses recorded during 2006 in connection with the issuance of 400,000 options to purchase shares of the Company’s common stock to the four members of the Company’s Board of Directors in April 2006. As the Board of Directors eliminated the April 2007 issuance of options, no option related expense was incurred in 2007. The Company also realized declines in insurance and patent related expenses offset in part by higher compensation expense.
Legal expenses increased to $46,800 in 2007 from $36,300 in 2006 resulting from a higher level of legal counseling required by the Company in 2007 compared to 2006 in connection with licensing activity, the private placement of the Company’s common stock and other legal matters.
Other income (expense) includes, in 2007, the reversal of $175,900 of accounts payable and accrued consulting fees that the Company, with legal counsel, has determined to be no longer statutorily payable. Interest income increased in 2007 to $6,200 compared to $500 in 2006 as higher levels of funds were invested in 2007. Interest, bank charges and financing fees declined in 2007 to $6,700 from $14,800 in 2006. The decline results primarily from the non-recurrence in 2007 of $7,200 of amortization of financing costs associated with the issuance of warrants in 2006 and lower interest expense due the repayment of short-term loans during the year.
The net income of $386,000 in 2007 compared to the net loss of $190,100 in 2006 was due primarily to higher gross profits on the higher level of revenues, lower compensation expense related to the elimination of the April 2007 issuance of options to the Company’s Board of Directors, and the reversal of accounts payable and accrued expenses that are no longer statutorily payable offset in part by higher employee compensation and commission expense.
Plan of Operation, Liquidity and Capital Resources
The Company’s cash and cash equivalents increased to $263,600 at December 31, 2007 from $53,100 at December 31, 2006. During 2007, the Company generated $56,100 from operations, received $282,700 through the sale of 589,026 shares of its common stock, received a loan of $7,000, used $29,300 for capital purchases and repaid all $106,000 of outstanding loans.
While the Company has added new licensees in the Entertainment and Toy Market over the past two years and has obtained significant increases in revenues from licenses, royalties and product sales from these licensees and their third party printers, its working capital requirements have increased primarily in support of inventory and receivables related to these revenues; however, during 2007, the Company achieved significant increases in revenues and recorded net income of $386,000 and $56,100 of operating cash flow. The Company had positive working capital and stockholders’ equity at December 31, 2007. During 2007, the Company raised $282,700 in a valid private placement whereby 568,193 shares of the Company’s common stock were sold to nine non-affiliated individual investors and 20,833 were sold to a Director of the Company. The Company also received $7,000 in demand loans from its Chairman of the Board and the final installment payment of $50,000 in accordance with the settlement agreement of its arbitration with Euro-Nocopi, S.A. The Company also repaid $106,000 of short-term loans during 2007 and, at December 31, 2007, had no loans outstanding. While the Company is not actively seeking additional investment at the present time due to the improvements in its revenues during 2007, it may seek investment in the future, if needed, to support working capital requirements or to provide funding for new business opportunities. Management of the Company believes that maintenance of revenues at current levels will allow it to continue in operation for the foreseeable future. There can be no assurances that revenues in future periods will be sustained at levels achieved in 2007.
While the investment received in 2007 and improvement in operations have positively impacted the Company’s liquidity situation, it continues to maintain a cost containment program including curtailment of discretionary research and development and sales and marketing expenses, where possible. During 2007, it increased employment by one individual, acquired capital equipment to increase its ink production capacity and, late in the third quarter of 2007, it engaged a sales consultant to market its existing line of security papers, inks and ink-jet products as well as a new application developed by the Company in response to recent legislation requiring tamper-resistant features in prescription pads used by physicians nationwide in state Medicaid programs.
The Company’s plan of operation for the twelve months beginning with the date of this annual report consists of capitalizing on the specific business relationships it has developed in the Entertainment and Toy Products business through ongoing development of applications for these licensees. The Company believes that these opportunities can provide increases in revenues and will continue to increase the Company’s production and technical staff as necessary. The Company will also invest in capital equipment needed to support the anticipated ink production requirements. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. The Company may seek to raise additional capital, in the form of debt, equity or both, if needed, to support its working capital requirements as well as to provide funding for other business opportunities. There can be no assurances that the Company will be successful in raising additional capital if such additional capital is sought.
Risk Factors
The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond its control. These risks could cause the Company’s actual operating and financial results to differ materially from those expressed in its forward looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC:
Dependency on Major Customer. The Company’s recent growth in revenues and return of profitability has resulted primarily from relationships developed with a major customer and two of its operating companies. Revenues derived directly from this customer and indirectly, through its third party printers, equaled approximately 71% of the Company’s 2007 revenues. The Company also has substantial receivables from these businesses. While multi-year licenses exist with these organizations, the Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of these licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect its operating results and cash flow.
Possible Inability to Develop New Business. While the Company has recently raised cash through additional capital investment and improved its operating cash flow, it intends to limit increases in its operating expenses. Management of the Company believes that any significant improvement in the Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to maintain positive operating cash flow in the future.
Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition in previous periods required it to significantly defer payments due vendors who supply raw materials and other components of its security inks, security paper that it purchases for resale, professional and other services. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. Delays in shipments to customers caused by the inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue to supply the Company with needed products could impact its ability to service its customers, thereby adversely affecting its customer and licensee relationships. Management of the Company believes that the recent capital investment and improvements in operating cash flow have allowed the Company to improve its relationships with its vendors and professional service providers. There are no assurances that the Company will be able to continue to maintain its vendor relationships in an acceptable manner.
Uneven Pattern of Quarterly and Annual Operating Results. The Company’s revenues, which are derived primarily from licensing, royalties and sales of products incorporating its technologies, are difficult to forecast due to the long sales cycle of its technologies, the potential for customer delay or deferral of implementation of its technologies, the size and timing of inception of individual license agreements, the success of its licensees and strategic partners in exploiting the market for the licensed products, modifications of customer budgets, and uneven patterns of royalty revenue and product orders. As the Company’s revenue base is not substantial, delays in finalizing license contracts, implementing the technology to initiate the revenue stream and customer ordering decisions can have a material adverse effect on the Company’s quarterly and annual revenue expectations and, as its operating expenses are substantially fixed, income expectations will be subject to a similar adverse outcome. As licensees for the entertainment and toy products markets are added, the unpredictability of the Company’s revenue stream may be further impacted.
Volatility of Stock Price. The market price for the Company’s common stock has historically experienced significant fluctuations and may continue to do so. From inception through 2006, the Company had operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company’s common stock is not listed on a national or regional securities exchange and, consequently, it receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow the Company’s stock and its stock is also thinly traded. The Company’s market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.
Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. The Company also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, its technologies could possibly be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action had been and may continue to be limited by its adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on its rights. The Company’s adverse liquidity situation in previous years had also impacted its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company has been advised by its patent counsel that patent maintenance fees approximating $9,600 will be due during 2008 and it has made these payments. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected and the value of its technologies and intellectual property (including their value upon liquidation) could be substantially diminished.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain measurements reported on the Statement of Operations.
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
In December 2007, the FASB issued SFAS No.141 (revised 2007), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for us starting January 1, 2009. Since the standard is generally applicable only for acquisitions completed in the future, we are unable to determine the effect this standard would have on the accounting for such acquisitions.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
For information required with respect to this Item 7, see index to Financial Statements and Schedules on page F-1 of this report on Form 10-KSB.
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
Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, that receipts and expenditures of the Company are being made only with management authorization and provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in the Company’s financial statements on a timely basis.
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Committee of Sponsoring organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 8B. OTHER INFORMATION
None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
The directors and officers of the Company, their ages, present positions with the Company, and a summary of their business experience are set forth below.
Michael A. Feinstein, M.D., 61, Chairman of the Board of Directors since December 1999 and Nocopi’s acting Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than thirty years, serving for more than ten years as the President of a group medical practice including three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle College and his M.D. from Jefferson Medical College. He has been an active private investor for more than thirty years, during which he has consulted with the management of the companies in which he invested on a number of occasions.
Herman M. Gerwitz, CPA, 54, a director since May 2005, is the CFO of Keystone Property Group. Mr. Gerwitz has been with Keystone full time since 1998 and has been responsible for all the financial matters of a Real Estate Development Company that has grown to over 3 million square feet of commercial real estate and a $100,000,000 Real Estate Fund. Prior to joining Keystone, Mr. Gerwitz has spent 20 years as a partner in a public accounting firm. He has received a BBA from Temple University with master’s coursework at Widener University. He is a member of both the Pennsylvania and American Institutes of Certified Public Accountants since 1983.
Stanley G. Hart, 47, a director since March 2001, is President of three companies: S.G. Hart & Associates, LLC, a strategic brand protection consulting company, Brand Equity Builders, Inc., a market research and branding company and Ritter & Associates, Inc., a retail research and reporting company. Mr. Hart has served in these positions since 2003, 2006 and 2007, respectively. From its formation in 2000 until its merger in 2003, Mr. Hart was President and CEO of Westvaco Brand Security, Inc., a wholly owned subsidiary of MeadWestvaco Corporation. Prior thereto, Mr. Hart served Westvaco Corporation (parent company of Westvaco Brand Security, Inc.) for more than ten years in various management capacities. Mr. Hart has over 25 years of international general management experience within the market research, brand strategy, chemical and packaging industries. With five years as an expatriate, Mr. Hart’s diverse experience includes new ventures, international business, and mergers and acquisitions. Mr. Hart has a B.A. degree in Chemistry from the University of North Carolina at Chapel Hill, and a MBA from the Fuqua School of Business at Duke University.
Richard Levitt, 51, a director since December 1999, has been engaged in the computer and network services segment of the computer industry since 1981. Mr. Levitt is currently a Senior Account Executive for Dell Computer in Pittsburgh, PA. He is in the Corporate Business Group and is responsible for developing major accounts in

Western Pennsylvania. Mr. Levitt has been with Dell since November 2005. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years grew to over 100 employees and $50 million in annual sales. Since founding XiTech, he had served as one of its corporate principals, as a Network Consultant and as the Manager of its Network Sales Force. Mr. Levitt left XiTech in 2004. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University.
Philip B. White, 69, of Ocean City, Maryland was elected to the Board of Directors in August 2006. Mr. White is currently an international consultant in the private sector providing regulatory and industry standards advice to international companies regulated by the Food and Drug Administration, the Consumer Product Safety Commission, and the Environmental Protection Agency. He also served as a Technical Advisor and Regulatory Liaison to Nocopi from 2002 to 2005. Before establishing his own global consulting practice in 2000, Mr. White was Director of Medical Device Consulting at the international firm of AAC Consulting Group (now Kendle), Rockville, Md., from 1994 to 2000. He retired from a 33-year career with the U.S. Food and Drug Administration in 1994. His last FDA position was Director of the Office of Standards and Regulations in the Center for Devices and Radiological Health. Previous FDA positions included Regional Director of FDA’s enforcement activities in the Southwestern Region, Deputy FDA Assistant Commissioner for Program Coordination, and Supervisory Food and Drug Inspector. He has served on the Board of Directors of the American National Standards Institute, the Association for Advancement of Medical Instrumentation, and the Regulatory Affairs Professionals Society. He is a 1961 graduate of Wilkes University, Wilkes-Barre, PA with a B.A. Degree in Biology. He also did graduate studies in 1967 and 1968 specializing in the Federal Food Drug and Cosmetic Act at the New York University Graduate Law School in New York City.
Rudolph A. Lutterschmidt, 61, has been Vice President and Chief Financial Officer of the Company for more than five years, serving in this capacity on a part-time basis since January 2000. Since July 2006, Mr. Lutterschmidt has been a consultant to several southeast Pennsylvania businesses including Murex Investments, a Philadelphia investment fund, where he provided financial guidance to two of its portfolio companies. From April 2005 to July 2006, Mr. Lutterschmidt was employed by BCA Employee Management Group, Inc., a Human Resource Outsource firm located in West Chester, PA. From January 2002 to March 2005, Mr. Lutterschmidt was employed by CitySort LP, a data to delivery mailing business, serving as its Chief Financial Officer from January 2002 to February 2005. He is a graduate of Syracuse University, a member of Financial Executives International, the Institute of Management Accountants and is a Certified Management Accountant.
Terry W. Stovold, 45, Director of Worldwide Technical Sales since 2003, has been employed by Nocopi for more than twenty years. Mr. Stovold received a Forestry Technician College degree from Algonquin College and studied business at McGill University. He holds numerous U.S. and foreign patents in the fields of printing technology and printing inks with multiple patents pending.
The terms of the current directors will expire at the 2008 annual meeting of stockholders of the Company.
Corporate Governance
The Board of Directors has determined that all the directors, with the exception of Michael A. Feinstein, M.D., who serves as acting Chief Executive Officer, are independent as that term is defined by the SEC. The Company did not make any material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors during 2007.
Audit Committee Financial Expert
The Company has established a standing audit committee in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934 that makes recommendations to the Company’s board of directors regarding the selection of an independent registered public accounting firm, review the results and scope of the Company’s audits and other accounting-related services and reviews and evaluates the Company’s internal control functions. The audit committee does not presently have a written charter. The audit committee is comprised of Michael A. Feinstein, M.D., its Chairman of the Board, and Herman M. Gerwitz, CPA. The Board of Directors has determined that Mr.

Gerwitz is an “audit committee financial expert” as currently defined under the SEC rules implementing Section 407 of the Sarbanes Oxley Act of 2002 and that Mr. Gerwitz meets the criteria for independence as defined by the SEC.
Code of Ethics
The Company has adopted a Code of Ethics that applies to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and persons performing similar functions. A copy of the Company’s Code of Ethics is incorporated by reference to Exhibit 14.1 of this report on Form 10-KSB.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and any persons who beneficially own more than 10% of its common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on the Company’s review of the copies of any Section 16(a) forms received by it, the Company believes that with respect to the fiscal year ended December 31, 2007, all the Reporting Persons complied with all applicable filing requirements except as follows:
Michael A. Feinstein, M.D., Chairman of the Board, directly and indirectly acquired stock of the Company on multiple occasions and failed to file a Form 4 on a timely basis. Herman M. Gerwitz, a director, directly acquired stock of the Company on multiple occasions and failed to file a Form 4 on a timely basis. Dr. Feinstein and Mr. Gerwitz filed Form 5’s in mid-February 2008 reporting these and other unreported transactions. Richard Levitt, a director, directly disposed of stock of the Company on multiple occasions and failed to file a Form 4 on a timely basis. A Form 5 covering these and other unreported transactions has been filed in March 2008.
ITEM 10. EXECUTIVE COMPENSATION
The following table sets forth information concerning compensation for 2007 and 2006 paid to Michael A. Feinstein, M.D., the Company’s Chairman who has served since February 2000 as the Company’s acting Chief Executive Officer, and Terry W. Stovold, Director of Worldwide Technical Sales, the only employee to receive compensation in 2007 greater than $100,000 (the “Named Executive”).

							Nonqualified
Name						Nonequity	deferred
and				Stock	Option	incentive plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation		Total
position	Year	($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Michael A. Feinstein, M.D. Chairman and Chief	2007
Executive Officer	2006				12,000					12,000

Terry W. Stovold Director of Worldwide	2007	36,000						122,657	(1)	158,657
Technical Sales	2006	36,000						58,060	(1)	94,060

(1)	Sales commissions

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards

(a)	(b)	(c)	(d)	(e)	(f)
			Equity
			Income
	Number	Number	Plan
	Of	Of	Awards
	Securities	Securities	Number of Securities
	Underlying	Underlying	Underlying
	Options	Options	Unexercised	Option	Option
	(#)	(#)	Options	Exercise	Expiration
Name	Exercisable	Unexercisable	(#)	Price	Date
Michael A. Feinstein, M.D.	150,000		150,000	$.17	April 29, 2009
Michael A. Feinstein, M.D.	100,000		100,000	$.10	April 29, 2010
Michael A. Feinstein, M.D.	100,000		100,000	$.215	April 29, 2011

Terry W. Stovold	0		0
There are no outstanding stock awards.
Director Compensation
The following table summarizes compensation earned by the Company’s non-executive directors for the year ended December 31, 2007. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of the Company.

	Fees
	earned				Nonqualified
	or			Nonequity	deferred
	paid in	Stock	Option	incentive plan	compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Herman M. Gerwitz (1)	0	0	0	0	0	0	0
Stanley G. Hart (2)	0	0	0	0	0	0	0
Richard Levitt (3)	0	0	0	0	0	0	0
Philip B. White (4)	0	0	0	0	0	0	0

(1)	Mr. Gerwitz holds 200,000 presently exercisable stock options.

(2)	Mr. Hart holds 350,000 presently exercisable stock options.

(3)	Mr. Levitt holds 350,000 presently exercisable stock options.

(4)	Mr. White holds 150,000 presently exercisable stock options awarded to him prior to his appointment as a director.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2007

			Number of securities
			remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding options,	plans (excluding
	of outstanding options,	warrants and rights	securities reflected in
Plan Category	warrants and rights	compensation plans	column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	575,000	$.20	-0-
Equity Compensation plans not approved by security holders (1)	1,175,000	$.15	825,000
Warrants issued in connection with short-term loans (2)	57,000	$.23	-0-

Total	1,807,000	$.17	825,000

(1)	Registrant’s 1999 Stock Option Plan was adopted by the Registrant’s board of directors in February 1999. The Plan provides for the grant of incentive or non-qualified options to purchase up to 2,000,000 shares of common restricted stock of the Registrant to employees, directors, consultants and advisors. The Plan is administered by the board of directors or a committee of not less than two board members appointed by the board and terminates on the tenth anniversary of its adoption.

(2)	Warrants issued in connection with the receipt of $57,000 of short term-notes were approved by the board of directors. The warrants expire in five years.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of March 14, 2008, the stock ownership of (1) each person or group known by the Registrant to beneficially own 5% or more of Registrant’s common stock and (2) each director and Named Executive (as set forth under the heading “Executive Compensation”) individually, and (3) all directors and executive officers of the Company as a group. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 9C Portland Road, West Conshohocken, Pennsylvania, 19428.

Common Stock
	Number
	Of Shares
	Beneficially	Percentage of
Name of Beneficial Owner	Owned	Class (1)
5% Stockholders
Westvaco Brand Security, Inc. (2) One High Ridge Park Stamford, CT 06905	3,917,030	7.3%
Philip N. Hudson P.O. Box 160892 San Antonio, TX 78280-3092	3,777,777	7.0%
Ross. L Campbell 675 Lewis Lane Ambler, PA 19002 (3)	3,264,457	6.1%

Directors, Officers and Named Executive
Michael A Feinstein, M.D. (4)	3,186,281	6.1%
Herman M. Gerwitz (5)	392,500	*
Stanley G. Hart (6)	350,000	*
Richard Levitt (7)	600,000	1.1%
Philip B. White (8)	357,833	*
Terry W. Stovold	0	*
All Executive Officers and Directors as a Group (6 individuals) (9)	4,987,214	9.2%

*	Less than 1.0%.

(1)	Where the Number of Shares Beneficially Owned (reported in the preceding column) includes shares which may be purchased upon the exercise of outstanding stock options which are or within sixty days will become exercisable (“presently exercisable options”) the percentage of class reported in this column has been calculated assuming the exercise of such presently exercisable options.

(2)	As reflected in a Schedule 13D dated March 14, 2001 filed on behalf of Westvaco Brand Security, Inc.

(3)	As reflected in a Schedule 13D dated April 4, 2005 filed on behalf of Ross L. Campbell.

(4)	Includes 640,000 shares held by a pension plan of which Dr. Feinstein is a trustee, 100,000 shares held in an IRA and 350,000 presently exercisable stock options.

(5)	Includes 50,000 shares held by a trust on behalf of a child of Mr. Gerwitz and 200,000 presently exercisable stock options.

(6)	Includes 350,000 presently exercisable stock options.

(7)	Includes 350,000 presently exercisable stock options.

(8)	Includes 150,000 presently exercisable stock options and 150,000 presently exercisable stock options held by Mr. White’s wife.

(9)	Includes 1,650,000 presently exercisable stock options.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
During 2007 and 2006, the Company received unsecured loans totaling $26,000 from Michael A. Feinstein, M.D., the Company’s Chairman of the Board and, during 2007, repaid $29,000 including $3,000 outstanding at the beginning of 2006. The loans bear interest at 7%.
During 2006, the Company received an unsecured loan of $15,000 from Herman M. Gerwitz, a director. The loan bears interest at 7%. The loan was repaid, with interest, in 2007.
During 2006, the Company sold 164,474 unregistered shares of its common stock to a pension plan controlled by Michael A. Feinstein, M.D., its Chairman of the Board, for $25,000 ($.152 per share).
During 2007, the Company sold 20,833 unregistered shares of its common stock to Philip B. White, a director for $10,000 ($.48 per share).

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
Audit Fees
During 2007 and 2006, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $25,000 and $24,500, respectively.
Audit-Related Fees
During 2007 and 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.
Tax Fees
During 2007 and 2006, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $4,000 and $3,000, respectively.
All Other Fees
During 2007 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.
Audit Committee Approval
The Audit Committee, consisting of Michael A. Feinstein, M.D., Chairman and Chief Executive Officer, and Herman M. Gerwitz, CPA, evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. All non-audit services were approved by the audit committee. We do not rely on pre-approval policies and procedures.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NOCOPI TECHNOLOGIES, INC.

Date: March 31, 2008	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
		Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D. Michael A. Feinstein, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ Rudolph A. Lutterschmidt Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Herman M. Gerwitz Herman M. Gerwitz	Director	March 31, 2008

/s/ Stanley G. Hart Stanley G. Hart	Director	March 31, 2008

/s/ Richard Levitt Richard Levitt	Director	March 31, 2008

/s/ Philip B. White Philip B. White	Director	March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
of Nocopi Technologies, Inc.
West Conshohocken, Pennsylvania
We have audited the accompanying balance sheets of Nocopi Technologies, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.
/s/ MORISON COGEN, LLP
Bala Cynwyd, Pennsylvania
March 25, 2008

Nocopi Technologies, Inc.
Balance Sheets*

	December 31
	2007	2006
Assets
Current assets
Cash and cash equivalents	$263,600	$53,100
Accounts receivable less allowance for doubtful accounts (2007 — $5,000; 2006 — $20,000)	221,900	92,000
Arbitration settlement receivable	—	50,000
Inventory	92,300	58,300
Prepaid and other	56,200	24,800

Total current assets	634,000	278,200

Fixed assets
Leasehold improvements	72,500	71,200
Furniture, fixtures and equipment	509,400	481,400

	581,900	552,600
Less: accumulated depreciation and amortization	548,500	528,500

	33,400	24,100

	$667,400	$302,300

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Demand and other short-term loans	—	$99,000
Accounts payable	$364,200	409,400
Accrued expenses	137,200	296,600
Accrued income taxes	800	—
Deferred revenue	5,000	5,800

Total current liabilities	507,200	810,800

Commitments and contingencies

Stockholders’ equity (deficiency)
Series A preferred stock, $1.00 par value
Authorized - 300,000 shares
Issued and outstanding — none
Common stock, $.01 par value
Authorized - 75,000,000 shares
Issued and outstanding 2007 - 52,275,837 shares; 2006 - 51,686,811 shares	522,800	516,900
Paid-in capital	12,008,500	11,731,700
Accumulated deficit	(12,371,100)	(12,757,100)

	160,200	(508,500)

	$667,400	$302,300

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Operations*

	Years ended December 31
	2007	2006
Revenues
Licenses, royalties and fees	$512,000	$298,100
Product and other sales	881,800	468,400

	1,393,800	766,500

Cost of revenues
Licenses, royalties and fees	106,100	102,800
Product and other sales	442,400	278,700

	548,500	381,500

Gross profit	845,300	385,000

Operating expenses
Research and development	164,600	145,400
Sales and marketing	241,600	146,400
General and administrative (exclusive of legal expenses)	180,900	232,700
Legal expenses	46,800	36,300

	633,900	560,800

Net income (loss) from operations	211,400	(175,800)

Other income (expenses)
Reversal of accounts payable and accrued expenses	175,900	—
Interest income	6,200	500
Interest, bank charges and financing cost	(6,700)	(14,800)

	175,400	(14,300)

Net income (loss) before income taxes	386,800	(190,100)
Income taxes	800	—

Net income (loss)	$386,000	$(190,100)

Net income (loss) per common share
Basic	$.01	$(.00)
Diluted	$.01	$(.00)

Weighted average common shares outstanding
Basic	52,078,349	51,224,394
Diluted	53,392,882	51,224,394

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Stockholders’ Equity (Deficiency)*
For the Period January 1, 2006 through December 31, 2007

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance — January 1, 2006	50,586,181	$505,900	$11,514,400	($12,567,000)

Sales of common stock	1,088,408	10,900	162,200

Adjustment of share issuance	12,222	100	(100)

Fair value of warrants issued for deferred finance charges			7,200

Stock option compensation			48,000

Net loss				(190,100)

Balance — December 31, 2006	51,686,811	516,900	11,731,700	(12,757,100)

Sales of common stock	589,026	5,900	276,800

Net income				386,000

Balance — December 31, 2007	52,275,837	$522,800	$12,008,500	($12,371,100)

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*

	Years ended December 31
	2007	2006
Operating Activities
Net income (loss)	$386,000	$(190,100)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	20,000	23,300
Increase (decrease) in allowance for doubtful accounts	(15,000)	5,000
Reversal of accounts payable and accrued expenses	(175,900)	—
Compensation expense — stock option grants	—	48,000

	215,100	(113,800)

(Increase) decrease in assets
Accounts receivable	(114,900)	(49,500)
Arbitration settlement receivable	50,000	50,000
Inventory	(34,000)	(58,300)
Prepaid and other	(31,400)	15,600
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(28,700)	(39,900)
Accrued income taxes	800	—
Deferred revenue	(800)	(4,200)

	(159,000)	(86,300)

Net cash provided by (used in) operating activities	56,100	(200,100)

Investing Activities
Additions to fixed assets	(29,300)	(5,200)

Net cash used in investing activities	(29,300)	(5,200)

Financing Activities
Issuance of common stock	282,700	173,100
Proceeds from demand and other loans	7,000	91,000
Demand and other loan repayments	(106,000)	(10,000)

Net cash provided by financing activities	183,700	254,100

Increase in cash and cash equivalents	210,500	48,800
Cash and cash equivalents
Beginning of year	53,100	4,300

End of year	$263,600	$53,100

Supplemental Disclosure of Cash Flow Information
Interest paid	$5,500	—

Supplemental Disclosure of Non Cash Investing and Financing Activities
Deferred Financing Cost
Issuance of warrants for deferred financing cost	—	$7,200

*	The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006
1.	Organization of the Company

Nocopi Technologies, Inc. (the Company) is organized under the laws of the State of Maryland. Its main business activities are the development and distribution of document security products and the licensing of its patented reactive ink technologies for the Entertainment and Toy and the Document and Product Authentication markets in the United States and foreign countries. The Company operates in one principal industry segment.

2.	Significant Accounting Policies

Financial Statement Presentation — Amounts included in the accompanying financial statements have been rounded to the nearest hundred, except for number of shares and per share information.

Estimates — The preparation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Cash and cash equivalents — Cash equivalents consist principally of time deposits and highly liquid investments with an original maturity of three months or less placed with major banks and financial institutions. Cash equivalents are carried at the lower of cost, plus accrued interest, or market value and are held in money market accounts at a local bank.

Accounts receivable — as amounts become uncollectible, they will be charged to an allowance or operations in the period when a determination of uncollectibility is made. Any estimates of potentially uncollectible customer accounts receivable will be made based on an analysis of individual customer and historical write-off experience. The Company’s analysis includes the age of the receivable account, creditworthiness and general economic conditions.

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

Patent costs are charged to expense as incurred due to the uncertainty of their recoverability as a result of the Company’s adverse liquidity situation during previous periods.

Revenues — In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectibility of the sales revenue is reasonably assured. Subject to these criteria, the Company will generally recognize revenue upon shipment of product. Revenue from license fees and royalties will be recognized as earned over the license term.

Income taxes — Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair value — The carrying amounts reflected in the balance sheets for cash, cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments.

Earnings (loss) per share — The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” resulting in the presentation of basic and diluted earnings per share. The table below presents the computation of basic and diluted weighted average common shares outstanding:

	2007	2006
Basic shares outstanding	52,078,349	51,224,394
Incremental shares from assumed conversion of stock options and warrants	1,314,533

Diluted shares outstanding	53,392,882	51,224,394

Comprehensive income (loss) — The Company follows Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Since the Company has no items of comprehensive income (loss), Comprehensive income (loss) is equal to net income (loss).

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain measurements reported on the Statement of Operations.

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

In December 2007, the FASB issued SFAS No.141 (revised 2007), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for us starting January 1, 2009. Since the standard is generally applicable only for acquisitions completed in the future, we are unable to determine the effect this standard would have on the accounting for such acquisitions.

3.	Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and cash equivalents and accounts receivables. The Company places its temporary cash investments with high credit quality financial instruments to limit its credit exposure. There is a concentration of credit risk with respect to accounts receivable due to the number of major customers.

4.	Demand and Other Short-Term Loans

During 2007, the Company received an unsecured loan of $7,000 from Michael A. Feinstein, M.D., its Chairman of the Board to finance the Company’s working capital requirements. During 2007, the Company repaid loans in the amount of $106,000 provided by five individuals from 2005 to 2007 including $29,000 lent by Dr. Feinstein and a $15,000 loan from Herman M. Gerwitz, a Director. At December 31, 2007, the Company had no loans outstanding.

During 2006, the Company received unsecured loans totaling $34,000 from two individuals of which $19,000 was lent by Michael A. Feinstein, M.D., its Chairman of the Board, and $15,000 by Herman M. Gerwitz, a Director. The loans bear interest at 7% per year and are payable on demand. During the third quarter of 2006, the Company received unsecured short-term loans totaling $57,000 from four individuals who were non-affiliates of the Company. The loans bear interest at 7% per year and were repaid during 2006 and 2007. Additionally the Company granted 57,000 warrants to purchase common stock of the Company to these four individuals at prices ranging from $0.21 to $0.27. The warrants expire in five years. A deferred financing cost of $7,200 representing the fair value of the warrants was amortized to income over the four month term of the short-term loans. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-4.88%; volatility-60% and dividend yield-0. In December 2006, the Company repaid the entire $10,000 due one of the four individual lenders. The loans were used to finance the Company’s working capital requirements.

5.	Stockholders’ Equity (Deficiency)

During 2007, the Company sold 568,193 shares of its common stock to nine non-affiliated individual investors and 20,833 shares to Philip B. White, a Director, for a total of $282,700 pursuant to a valid private placement.

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

6.	Other Income (Expenses)

Included in Other income (expenses) for the year ended December 31, 2007 is $175,900 related to the reversal of certain accounts payable and accrued consulting fees that the Company, with legal counsel, has determined to be no longer statutorily payable.

7.	Income Taxes

The Company recorded a provision of $800 for estimated state income taxes for the year ended December 31, 2007. Management of the Company believes that it will be able to use available net operating loss carryforwards to offset federal and all other state income taxes in 2007. There is no income tax benefit for 2006 due to the availability of net operating loss carryforwards (“NOL’s”) for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At December 31, 2007 and 2006, the Company had NOL’s approximating $7,919,000 and $9,171,000, respectively. The operating losses at December 31, 2007 are available to offset future taxable income through the year 2026. As a result of the sale of the Company’s common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL’s may be limited. Additionally, the utilization of these NOL’s, if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no temporary differences for the years ended December 31, 2007 and 2006. The Company has established a 100% valuation allowance of approximately $3,247,000 and $3,760,000 at December 31, 2007 and 2006, respectively, for the deferred tax assets due to the uncertainty of their realization.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and no unrecognized tax benefits at December 31, 2007. There were no interest and penalties recognized in the statement of operations and in the balance sheet. Tax years from 2004 through 2007 remain subject to examination by major tax jurisdictions.

8.	Commitments and Contingencies

The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2013.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2007 are: $40,500 – 2008; $40,900 – 2009; $40,900 –2010; $42,200 – 2011; $43,400 – 2012 and $10,900 – 2013.

Total rental expense under operating leases was $37,600 in each of the years 2007 and 2006.

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.

9.	Stock Options and 401(k) Savings Plan

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

In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company prior to December 31, 2005. During the year ended December 31, 2006, the Company’s net loss increased by $12,000 as a result of the adoption of SFAS 123(R) as there was a stock-based compensation grant to an executive officer during the period. As of December 31, 2007 and 2006, there was no unrecognized compensation expenses related to non-vested market-based share awards.

A summary of stock options under the Company’s stock option plans follows:

		Exercise	Weighted
	Number of	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding at December 31, 2005	1,675,000	$.17 to $.45	.24
Options granted	400,000	.22	.22
Options canceled	325,000	.30 and .45	.39

Outstanding at December 31, 2006 and 2007	1,750,000	$.10 to $.22	$.16

		Exercise	Weighted
	Option	Price Range	Average
	Shares	Per Share	Exercise Price
Exercisable at year end:
2006	1,350,000	$.10 to $.17	$.15
2007	1,750,000	$.10 to $.22	$.16

Options available for future grant under all plans:
2006 and 2007	825,000
The following table summarizes information about stock options outstanding at December 31, 2007:

Range of exercise prices	$.10 to $.22

Number outstanding at December 31, 2007	1,750,000

Weighted average remaining contractual life (years)	2.04

Weighted average exercise price	$.16

Exercisable options:
Number outstanding at December 31, 2007	1,750,000

Weighted average remaining Contractual life (years)	2.04

Weighted average exercise price	$.16

There were no stock options granted during 2007. On April 30, 2006, the Company, under its directors stock option plan, granted options to each of its then four directors to purchase 100,000 shares each of its common stock at an exercise price of $0.215 per share, vesting on January 1, 2007, and expiring in five years. The options were contingent on the directors attending a certain percentage of Board of Directors meetings during 2006. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, The Company recognized consulting expense of $48,000 during the year ended December 31, 2006. The fair value was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-4.92%; volatility-59% and dividend yield-0.

At December 31, 2007, the Company has reserved 2,632,000 shares of common stock for possible future issuance upon exercise of stock options and warrants. The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2007 or 2006.
10.	Major Customer and Geographic Information

The Company’s three largest non-affiliated customers accounted for approximately 86% and 65% of revenues in 2007 and 2006, respectively, and approximately 100% and 75% of net accounts receivable at December 31, 2007 and 2006, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

The Company’s revenues by geographic region are as follows:

	2007	2006
North America	$1,054,500	$479,700
Asia	330,200	274,800
Europe	8,300	1,200
Australia and New Zealand	800	10,800

	$1,393,800	$766,500

11.	Subsequent Event

In January 2008, the Company signed an agreement with a licensee of the Company whereby the licensee acquired an interest in a patent held by an unrelated third party. The Company’s contribution, through royalty offsets, to the licensee’s acquisition of these patent rights is $40,000. The Company received, among other things, certain assurances regarding its continuing ability to manufacture and sell products to this licensee.

Exhibit Index
The following Exhibits are filed as part of this Annual Report on Form 10-KSB:

Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Articles of Amendment to Articles of Incorporation (3)

3.4	Article of Amendment to Articles of Incorporation (4)

3.5	Amendments to Bylaws (5)

4.1	Form of Certificate of Common Stock (12)

10.1†	Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (2)

10.2†	Nocopi Technologies, Inc. 1996 Stock Option Plan (3)

10.3†	Nocopi Technologies, Inc. 1999 Stock Option Plan (4)

10.4†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (4)

10.5	Director Indemnification Agreement (5)

10.6	Officer Indemnification Agreement (5)

10.7	Stock Purchase Agreement with Westvaco Brand Security, Inc. (6)

10.8	Registration Rights Agreement with Westvaco Brand Security, Inc. (6)

10.9	Subscription Agreement with Entrevest I Associates (7)

10.10	Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (7)

10.11	Settlement Agreement with Euro-Nocopi, S.A. (8)

10.12	Agreement of Terms with Entrevest I Associates (9)

10.13	Conversion Agreement (10)

10.14	Patent License Agreement with Giddy Up, LLC and Color Loco, LLC (13)

10.15	Addendum #1 to Patent License Agreement with Giddy Up, LLC and Color Loco, LLC (13)

10.16	Amendment dated July 18, 2007 to Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (14)

14.1	Code of Ethics (11)

31.1*	Certification of Chief Financial Officer required by Rule 13a-14(a).

Exhibit
Number	Description

31.2*	Certification of Chief Executive Officer required by Rule 13a-14(a).

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit filed with this Report.

†	Compensation plans and arrangements for executives and others.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10, as filed with the Commission on or about August 19, 1992

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1993

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 1998

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2002

(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2003

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2004

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2004

(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2004

(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2005

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2006

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2007