Form 10-Q
period 2008-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2008-05-15
CIK 888981

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 000-20333
NOCOPI TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	87-0406496

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

9C Portland Road, West Conshohocken, PA	19428

(Address of principal executive offices)	(Zip Code)
(610) 834-9600
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 52,278,037 shares of common stock, par value $.01, as of May 1, 2008

NOCOPI TECHNOLOGIES, INC.
INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Operations for Three Months ended March 31, 2008 and March 31, 2007	1

Balance Sheets at March 31, 2008 and December 31, 2007	2

Statements of Cash Flows for Three Months ended March 31, 2008 and March 31, 2007	3

Notes to Financial Statements	4-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-14

Item 4T. Controls and Procedures	15

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submissions of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

SIGNATURES	17

EXHIBIT INDEX	18

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended March 31
	2008	2007
Revenues
Licenses, royalties and fees	$194,200	$48,000
Product and other sales	77,600	110,500

	271,800	158,500

Cost of sales
Licenses, royalties and fees	22,900	20,400
Product and other sales	62,200	72,800

	85,100	93,200

Gross profit	186,700	65,300

Operating expenses
Research and development	42,300	38,600
Sales and marketing	67,900	37,500
General and administrative	136,300	62,000

	246,500	138,100

Net loss from operations	(59,800)	(72,800)

Other income (expenses)
Interest income	1,400	300
Interest and bank charges	(600)	(1,900)

	800	(1,600)

Net loss	$(59,000)	$(74,400)

Basic and diluted loss per common share	$(.00)	$(.00)

Basic and diluted weighted average common shares outstanding	52,275,837	51,686,811

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Balance Sheets*

	March 31	December 31
	2008	2007
	(unaudited)	(audited)
Assets

Current assets
Cash and cash equivalents	$265,300	$263,600
Accounts receivable less $5,000 allowance for doubtful accounts	206,000	221,900
Inventory	71,800	92,300
Prepaid and other	45,000	56,200

Total current assets	588,100	634,000

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	509,400	509,400

	581,900	581,900
Less: accumulated depreciation and amortization	551,800	548,500

	30,100	33,400

Total assets	$618,200	$667,400

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$373,500	$364,200
Accrued expenses	138,500	137,200
Accrued income taxes	–	800
Deferred revenue	5,000	5,000

Total current liabilities	517,000	507,200

Stockholders’ equity
Common stock, $.01 par value
Authorized - 75,000,000 shares Issued and outstanding – 52,275,837 shares	522,800	522,800
Paid-in capital	12,008,500	12,008,500
Accumulated deficit	(12,430,100)	(12,371,100)

	101,200	160,200

Total liabilities and stockholders’ equity	$618,200	$667,400

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Three Months ended March 31
	2008	2007
Operating Activities
Net loss	$(59,000)	$(74,400)
Adjustment to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	3,300	4,200

	(55,700)	(70,200)
(Increase) decrease in assets
Accounts receivable	15,900	(7,200)
Arbitration settlement receivable	—	50,000
Inventory	20,500	(13,500)
Prepaid and other	11,200	6,000
Increase (decrease) in liabilities
Accounts payable and accrued expenses	10,600	15,000
Accrued income taxes	(800)	—
Deferred revenue	—	(600)

	57,400	49,700

Net cash provided by (used in) operating activities	1,700	(20,500)

Investing Activities
Additions to fixed assets	—	(1,100)

Net cash used in investing activities	—	(1,100)

Financing Activities
Proceeds from demand loan	—	7,000
Repayment of short-term loan	—	(25,000)

Net cash used in financing activities	—	(18,000)

Increase (decrease) in cash and cash equivalents	1,700	(39,600)
Cash and cash equivalents at beginning of year	263,600	53,100

Cash and cash equivalents at end of period	$265,300	$13,500

Supplemental disclosure of cash flow information
Cash paid for interest	$2,700	$1,100
Cash paid for income taxes	$800	—

*	The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2007 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2007 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Certain amounts in the 2007 financial statements have been reclassified in order for them to be in conformity with the 2008 presentation. The interim operating results for the three months ended March 31, 2008 may not be necessarily indicative of the operating results expected for the full year.
Note 2. Stock Based Compensation
The Company follows SFAS 123(R), “Share-Based Payment” and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.
There were no stock options granted, exercised or cancelled during the three months ended March 31, 2008 and March 31, 2007.

The following table summarizes the Company’s stock option plans at March 31, 2008 and December 31, 2007:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding, December 31, 2007	1,750,000	$.10 to $.22	$.16

Outstanding, March 31, 2008	1,750,000	$.10 to $.22	$.16

Exercisable, March 31, 2008	1,750,000	$.10 to $.22	$.16

Weighted average remaining contractual life (years)	1.79
Note 3. Demand and Other Short-Term Loans
During the first quarter of 2007, the Company received (i) an unsecured loan of $7,000, bearing interest at 7%, from Michael A. Feinstein, M.D., its Chairman of the Board and (ii) repaid the entire $25,000 loaned to the Company by an individual in the third quarter of 2006. At March 31, 2008 and December 31, 2007, the Company had no loans outstanding.
Note 4. Income Taxes
There is no income tax benefit for the losses for the three months ended March 31, 2008 and March 31, 2007 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.
There was no change in unrecognized tax benefits during the period ended March 31, 2008 and there was no accrual for uncertain tax positions as of March 31, 2008.
Note 5. Loss per Share
Because the Company reported a net loss for the three months ended March 31, 2008 and March 31, 2007, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.

Note 6. Major Customer Information
The Company’s largest non-affiliate customers accounted for approximately 88% and 64% of revenues in the first quarter of 2008 and 2007, respectively, and approximately 94% and 100% of net of accounts receivable at March 31, 2008 and December 31, 2007, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.
Note 7. Subsequent Events
In April 2008, a warrant holder exercised warrants to purchase 10,000 shares of common stock at $.22 per share. On April 30, 2008, under the Company’s directors’ option plan (the “Plan”), options to acquire 100,000 shares of the Company’s common stock were granted to each of the five members of the Board of Directors of the Company, including one member who is also an executive officer of the Company, at $.45 per share. Under the terms of the Plan, the options will (i) vest on January 1, 2009, provided the director attended at least 75% of the year’s board meetings and (ii) will expire five years from the date of grant. In early May 2008, the Company’s four independent directors authorized the negotiation of an employment agreement with Michael A. Feinstein, M.D., the Company’s Chairman of the Board and Chief Executive Officer, whereby Dr. Feinstein will receive an annual salary of up to $85,000 beginning in June 2008 plus a performance bonus. The Company expects the employment agreement to be completed by late May 2008. Since becoming Chief Executive Officer in February 2000, Dr. Feinstein has not received cash or non-cash compensation for his services as an officer of the Company. Dr. Feinstein has participated in the Plan on the same basis as the Company’s independent directors.

Item 2.
NOCOPI TECHNOLOGIES, INC.
Management’s Discussion and Analysis
of Financial Condition and Results of Operation
Forward-Looking Information
     The following Management’s Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with the Condensed Financial Statements and related notes included elsewhere in this report as well as with our audited Financial Statements and Notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.
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
     Revenues for the first quarter of 2008 were $271,800 compared to $158,500 in the first quarter of 2007, an approximate 71% increase. Licenses, royalties and fees increased by $146,200, or approximately 305%, in the first quarter of 2008 to $194,200 from $48,000 in the first quarter of 2007. The increase in licenses, royalties and fees is due primarily to significant licensing revenues from three licensees in the Entertainment and Toy products business, one of which is a new license that began generating royalties in the second quarter of 2007 and two of which are licenses signed in 2006, offset in part by the non-renewal of one license during 2007. Product sales decreased by $32,900, or approximately 30%, to $77,600 in the first quarter of 2008 from $110,500 in the first quarter of 2007. Sales of both ink and security paper declined in the first quarter of 2008 compared to the first quarter of 2007. The Company believes that the decline in ink sales in the first quarter of 2008 from the first quarter of 2007 is due to timing differences in the placement of ink orders by overseas printers serving the Company’s licensees in the Entertainment and Toy products business. During the first quarter of 2008, the Company realized initial sales of Secure Rub Rx prescription paper, a new application developed by the Company in response to recent legislation requiring tamper-resistant features in prescription pads used by physicians nationwide in state Medicaid programs.
     The Company’s gross profit increased to $186,700 in the first quarter of 2008 or approximately 69% of revenues from $65,300 in the first quarter of 2007 or approximately 41% of gross revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher overall gross profit, both in absolute dollars and as a percentage of revenues, in the first quarter of 2008 compared to the first quarter of 2007 resulted principally from a higher percentage of gross revenues derived from licenses, royalties and fees compared to product sales.
     As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as the overall gross profit. Primarily due to the increase in revenues from licenses, royalties and fees in the first quarter of 2008 compared to the first quarter of 2007, the gross profit from licenses, royalties and fees increased to approximately 88% of revenues from licenses, royalties and fees in the first quarter of 2008 from approximately 58% in the first quarter of 2007.
     The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of lower sales of both inks and security paper products as well as higher fixed expenses due to a staff addition in mid-2007, the gross profit from product and other sales declined to approximately 20% of revenues from product and other sales in the first quarter of 2008 from approximately 34% in the first quarter of 2007.
     Research and development expenses increased to $42,300 in the first quarter of 2008 from $38,600 in the first quarter of 2007 due to higher levels of compensation.
     Sales and marketing expenses increased to $67,900 in the first quarter of 2008 from $37,500 in the first quarter of 2007. The increase reflects higher commission expense on the higher level of revenues in the first quarter of 2008 compared to the first quarter of 2007, expenses incurred in the development and implementation of a new Company web site that became active during the first quarter of 2008 and fees paid to a sales consultant who was engaged in late 2007 to market its existing line of security papers, inks and ink-jet products as well as a new application developed by the Company in response to recent legislation requiring tamper-resistant features in prescription pads used by physicians nationwide in state Medicaid programs.
     General and administrative expenses were $136,300 in the first quarter of 2008 compared to $62,000 in the first quarter of 2007. The increase in the first quarter of 2008 relates primarily to several factors: a) the Company’s one-time contribution of $40,000 to a licensee of the Company under an agreement whereby the licensee acquired an interest in a patent held by a third party and the Company received, among other things, certain assurances regarding its continuing ability to manufacture and sell products to this licensee; b) higher patent acquisition and maintenance expenses and c) higher compensation expense due in part to greater year-end securities law compliance obligations.

     Other income (expenses) increased in the first quarter of 2008 compared to the first quarter of 2007 due to higher interest income on invested cash and no interest expense as there were no loans outstanding in the first quarter of 2008.
     The net loss of $59,000 in the first quarter of 2008 compared to the net loss of $74,400 in the first quarter of 2007 results primarily from a higher gross profit on the higher level of revenues offset in part by a one time transaction with a licensee, higher commissions and other sales related expenses as well as higher compensation and patent related costs.
Plan of Operation, Liquidity and Capital Resources
     During the first quarter of 2008, the Company generated $1,700 from operations as its cash and cash equivalents increased to $265,300 at March 31, 2008 from $263,600 at December 31, 2007.
     While the Company has added new licensees in the Entertainment and Toy Market over the past two years and has obtained significant increases in revenues from licenses, royalties and product sales from these licensees and their third party printers, its working capital requirements have increased primarily in support of inventory and receivables related to these revenues; however, during 2007, the Company achieved significant increases in revenues and recorded net income of $386,000 and $56,100 of operating cash flow. While the Company recorded a net loss of $59,000 in the first quarter of 2008, it recorded a nominal positive cash flow in the first quarter of 2008 and maintained positive stockholders’ equity and working capital at March 31, 2008. At March 31, 2008, the Company had no loans outstanding. While the Company is not actively seeking additional investment at the present time due to the improvements in its revenues during 2007 and 2008, it may seek investment in the future, if needed, to support working capital requirements or to provide funding for new business opportunities. Management of the Company believes that maintenance of revenues at current levels will allow it to continue in operation for the foreseeable future. There can be no assurances that revenues in future periods will be sustained at levels achieved in 2007 and the first quarter of 2008.
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
     The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of capitalizing on the specific business relationships it has developed in the Entertainment and Toy Products business through ongoing development of applications for these licensees. The Company believes that these opportunities can provide increases in revenues and will continue to increase the Company’s production and technical staff as necessary. The Company will also invest in capital equipment needed to support any anticipated ink production requirements. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. The Company may seek to raise additional capital, in the form of debt, equity or both, if needed, to support its working capital requirements as well as to provide funding for other business opportunities. There can be no assurances that the Company will be successful in raising additional capital if such additional capital is sought.
Risk Factors
     The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond the Company’s control. These risks could cause actual operating and financial results to differ materially from those expressed in the Company’s forward looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC including our annual report on Form 10-KSB filed on March 31, 2008:
Dependency on Major Customer. The Company’s recent growth in revenues and return of profitability in 2007 has resulted primarily from relationships developed with a major customer and two of its operating companies. Revenues derived directly from this customer and indirectly, through its third party printers, equaled approximately 73% of the Company’s first quarter 2008 revenues and approximately 71% of the Company’s full year 2007 revenues. The Company also has substantial receivables from these businesses. While multi-year licenses exist with these organizations, the Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of these licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect its operating results and cash flow.
Possible Inability to Develop New Business. While the Company has raised cash through additional capital investment in 2007 and improved its operating cash flow, it intends to limit increases in its operating expenses. Management of the Company believes that any significant improvement in the Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to maintain positive operating cash flow in the future.
Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition in previous periods required it to significantly defer payments due vendors who supply raw materials and other components of its security inks, security paper that it purchases for resale, professional and other services. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. Delays in shipments to customers caused by the inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue to supply the Company with needed products could impact its ability to service its customers, thereby adversely affecting its customer and licensee relationships. Management of the Company believes that capital investment in 2007 and improvements in operating cash flow have allowed the Company to improve its relationships with its vendors and professional service providers. There are no assurances that the Company will be able to continue to maintain its vendor relationships in an acceptable manner.
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
Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. The Company also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, its technologies could possibly be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action had been and may continue to be limited by its adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on its rights. The Company’s adverse liquidity situation in previous years had also impacted its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company has been advised by its patent counsel that patent maintenance fees approximating $11,900 are due during 2008; to date, the Company has made payments of $9,600 and intends to pay the remaining $2,300 when the annuity becomes due. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected and the value of its technologies and intellectual property (including their value upon liquidation) could be substantially diminished.
Recently Issued Accounting Pronouncements
During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company’s financial statements. The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact its financial statements.
During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on January 1, 2008 and has elected not to measure any additional financial assets, liabilities or other items at fair value.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. This statement is not currently applicable to the Company since it has no majority-owned subsidiaries.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Item 4T. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified within the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by the Company in these reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     (a) Exhibits
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.
DATE: May 15, 2008	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board

DATE: May 15, 2008	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

18