Form 10-Q
period 2008-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2008-08-14
CIK 888981

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 52,285,837 shares of common stock, par value $.01, as of August 1, 2008.

NOCOPI TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2008	2007	2008	2007
Revenues
Licenses, royalties and fees	$109,900	$78,600	$304,100	$126,600
Product and other sales	127,600	354,000	205,200	464,500

	237,500	432,600	509,300	591,100

Cost of revenues
Licenses, royalties and fees	24,000	23,700	46,900	44,100
Product and other sales	76,000	150,900	138,200	223,700

	100,000	174,600	185,100	267,800

Gross profit	137,500	258,000	324,200	323,300

Operating expenses
Research and development	39,800	40,300	82,100	78,900
Sales and marketing	65,600	61,300	133,500	98,800
General and administrative	112,600	56,200	248,900	118,200

	218,000	157,800	464,500	295,900

Net income (loss) from operations	(80,500)	100,200	(140,300)	27,400

Other income (expenses)
Reversal of accounts payable and
accrued expenses	37,500	—	37,500	—
Interest income	900	900	2,300	1,200
Interest expense and bank charges	(500)	(1,800)	(1,100)	(3,700)

	37,900	(900)	38,700	(2,500)

Net income (loss) before income taxes	(42,600)	99,300	(101,600)	24,900
Income taxes	900	—	900	—

Net income (loss)	$(43,500)	$99,300	$(102,500)	$24,900

Net earnings (loss) per common share
Basic	$(.00)	$.00	$(.00)	$.00
Diluted	$(.00)	$.00	$(.00)	$.00
Weighted average common shares outstanding
Basic	52,284,170	52,074,913	52,280,004	51,880,863
Diluted	52,284,170	53,414,642	52,280,004	53,224,898

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Balance Sheets*

	June 30	December 31
	2008	2007
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$216,300	$263,600
Accounts receivable less $5,000 allowance for doubtful accounts	143,100	221,900
Inventory	93,700	92,300
Prepaid and other	36,600	56,200

Total current assets	489,700	634,000

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	510,600	509,400

	583,100	581,900
Less: accumulated depreciation and amortization	555,100	548,500

	28,000	33,400

Total assets	$517,700	$667,400

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$317,700	$364,200
Accrued expenses	104,600	137,200
Accrued income taxes	—	800
Deferred revenue	5,000	5,000

Total current liabilities	427,300	507,200

Stockholders’ equity
Common stock, $.01 par value Authorized - 75,000,000 shares Issued and outstanding 2008 - 52,285,837 shares; 2007 - 52,275,837 shares	522,900	522,800
Paid-in capital	12,041,100	12,008,500
Accumulated deficit	(12,473,600)	(12,371,100)

	90,400	160,200

Total liabilities and stockholders’ equity	$517,700	$667,400

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Six Months ended June 30
	2008	2007
Operating Activities
Net income (loss)	($102,500)	$24,900
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	6,600	9,200
Reversal of accounts payable and accrued expenses	(37,500)	—
Compensation expense — stock option grants	30,500	—

	(102,900)	34,100

(Increase) decrease in assets
Accounts receivable	78,800	(141,400)
Arbitration settlement receivable	—	50,000
Inventory	(1,400)	(11,300)
Prepaid and other	19,600	(11,100)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(41,600)	6,500
Accrued income taxes	(800)	—
Deferred revenue	—	4,700

	54,600	(102,600)

Net cash used in operating activities	(48,300)	(68,500)

Investing Activities
Additions to fixed assets	(1,200)	(15,600)

Net cash used in investing activities	(1,200)	(15,600)

Financing Activities
Exercise of warrants	2,200	—
Issuance of common stock	—	282,700
Proceeds from demand loan	—	7,000
Repayment of short-term loans	—	(35,000)

Net cash provided by financing activities	2,200	254,700

Increase (decrease) in cash and cash equivalents	(47,300)	170,600
Cash and cash equivalents at beginning of year	263,600	53,100

Cash and cash equivalents at end of period	$216,300	$223,700

Supplemental disclosure of cash flow information
Cash paid for interest	$2,700	$1,600
Cash paid for income taxes	$1,600	—

*	The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2007 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2007 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Certain amounts in the 2007 financial statements have been reclassified in order for them to be in conformity with the 2008 presentation. The interim operating results for the three and six months ended June 30, 2008 may not be necessarily indicative of the operating results expected for the full year.
Note 2. Stock Based Compensation
The Company follows SFAS 123(R), “Share-Based Payment” and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.
On April 30, 2008, under the Company’s directors’ option plan (the “Plan”), options to acquire 100,000 shares of the Company’s common stock were granted to each of the five members of the Board of Directors of the Company, including one member who is also an executive officer of the Company, at $.45 per share. Under the terms of the Plan, the options will (i) vest on January 1, 2009, provided the director attends at least 75% of the year’s board meetings and (ii) will expire five years from the date of grant. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), expense of approximately $121,700 is being recognized during 2008 over the vesting period of the options. During the three and six months ended June 30, 2008, expense of approximately $30,500 was recognized. As of June 30, 2008, the unrecognized portion of expense was approximately $91,200. There were no stock options granted, exercised or cancelled during the six months ended June 30, 2007.

The following table summarizes all stock option activity of the Company since December 31, 2007:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding, December 31, 2007	1,750,000	$.10 to $.22	$.16

Issued	500,000	$0.45	$.45

Outstanding options, June 30, 2008	2,250,000	$.10 to $.45	$.23

Weighted average remaining contractual life (years)	2.27

Exercisable options, June 30, 2008	1,750,000	$.10 to $.22	$.16

Weighted average remaining contractual life (years)	1.54
Note 3. Demand and Other Short-Term Loans
During the first six months of 2007, the Company received (i) an unsecured loan of $7,000, bearing interest at 7%, from Michael A. Feinstein, M.D., its Chairman of the Board and (ii) repaid the entire $35,000 loaned to the Company by two individuals in the third quarter of 2006. At June 30, 2008 and December 31, 2007, the Company had no loans outstanding.
Note 4. Stockholders’ Equity
During the second quarter of 2008, a warrant holder exercised warrants to acquire 10,000 shares of common stock of the Company at $.22 per share. During the second quarter of 2007, the Company sold 568,193 shares of its common stock to nine non-affiliated individual investors and 20,833 shares to Philip B. White, a Director, for a total of $282,700 pursuant to a valid private placement.
Note 5. Other Income (Expenses)
Included in Other income (expenses) for the three months and six months ended June 30, 2008 is $37,500 related to the reversal of certain accounts payable and accrued expenses that the Company, with legal counsel, has determined to be no longer statutorily payable.
Note 6. Income Taxes
There is no income tax benefit for the three months and six months ended June 30, 2008 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits. There was no provision for income taxes for the three months and six months ended June 30, 2007 due to the availability of net operating loss carryforwards. The Company recorded an income tax expense of $900 in the three months and six months ended June 30, 2008 for certain state income taxes due for 2007 in excess of the tax liability recorded in that year.
There was no change in unrecognized tax benefits during the period ended June 30, 2008 and there was no accrual for uncertain tax positions as of June 30, 2008.
Tax years from 2004 through 2007 remain subject to examination by U.S. federal and state jurisdictions.
Note 7. Earnings (loss) per Share
In accordance with SFAS No. 128, Earnings per Share, basic earnings (loss) per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three and six months ended June 30, 2008, common stock equivalents, consisting of stock options and warrants, were anti-dilutive for those periods.
Note 8. Commitment
During the second quarter of 2008, the Company entered into a three-year employment agreement, commencing June 1, 2008, with Michael A. Feinstein, M.D., Chairman of the Board and Chief Executive Officer of the Company. Dr. Feinstein will receive base compensation of $85,000 per year plus a performance bonus determined by the Company’s Board of Directors. Minimum annual payments under this employment agreement are: $49,600 — 2008; $85,000 — 2009; $85,000 — 2010 and $35,400 — 2011.
Note 9. Major Customer Information
During the second quarter of 2008, the Company made sales or obtained revenues equal to 10% or more of the Company’s total revenues for that quarter from three non-affiliated customers who individually accounted for approximately 34%, 31% and 19%, respectively, of the Company’s total revenues in the second quarter of 2008. During the second quarter of 2007, the Company made sales or obtained revenues equal to 10% or more of the Company’s total revenues for that quarter from three non-affiliated customers who individually accounted for approximately 52%, 24% and 10%, respectively, of the Company’s total revenues in the second quarter of 2007. During the first six months of 2008, the Company made sales or obtained revenues equal to 10% or more of the Company’s total revenues for the first six months of 2008 from three non-affiliated customers who individually accounted for approximately 47%, 22% and 17%, respectively, of the Company’s total revenues in the first six months of 2008. During the first six months of 2007, the Company made sales or obtained revenues equal to 10% or more of the Company’s total revenues for first six months of 2007 from three non-affiliated customers who individually accounted for approximately 40%, 29% and 13%, respectively, of the Company’s total revenues in the first six months of 2007. The Company’s non-affiliate customers whose individual balances amounted to more that 10% of net accounts receivable accounted for approximately 54%, 18% and 16%, respectively, of net accounts receivable at June 30, 2008 and 68%, 10% and 22%, respectively, of net accounts receivable at

December 31, 2007. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

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
          b) Product sales are recognized (i) upon shipment of products; (ii) when the price is fixed or determinable and (iii) when collectability is reasonably assured; and

          c) Fees for technical services are recognized when (i) the service has been rendered; (ii) an arrangement exists; (iii) the price is fixed or determinable based upon a per diem or hourly rate; and (iv) collectability is reasonably assured.
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
     Revenues for the second quarter of 2008 were $237,500 compared to $432,600 in the second quarter of 2007, a decrease of $195,100, or approximately 45%. Licenses, royalties and fees increased by $31,300, or approximately 40%, to $109,900 in the second quarter of 2008 from $78,600 in the second quarter of 2007. The increase in licenses, royalties and fees is due primarily to higher licensing revenues derived from three licensees in the Entertainment and Toy products business offset in part by the non-renewal of one license in 2007. Product and other sales were $127,600 in the second quarter of 2008 compared to $354,000 in the second quarter of 2007, a decrease of $226,400, or approximately 64%. In the second quarter of 2007, a new licensee in the Entertainment and Toy products business placed initial orders with the Company for the reactive inks used in its product lines that utilize the Company’s technologies. These initial quantities of ink, along with additional purchases subsequent to the second quarter of 2007, have proven adequate to manufacture sufficient product to meet the licensee’s customer demands through the current time. The Company has not received substantial ink orders from this licensee to date in 2008. Additionally, sales of the Company’s security paper declined in the second quarter of 2008 compared to the second quarter of 2007. For the first six months of 2008, revenues were $509,300, $81,800, or approximately 14%, lower than revenues of $591,100 in the first six months of 2007. Licenses, royalties and fees of $304,100 in the first half of 2008 were $177,500, or approximately 140%, higher than $126,600 in the first half of 2007, due primarily to the inception during the first half of 2007 of a license arrangement with one new licensee in the Entertainment and Toy Products business offset in part by the non-renewal of one license during 2007. Product and other sales declined by $259,300, or approximately 56%, to $205,200 in the first half of 2008 from $464,500 in the first half of 2007. As discussed above, the first half of 2007 included initial sales of the Company’s reactive inks sold to a new licensee in the Entertainment and Toy Products business that were not repeated in the first half of 2008. The Company experienced a decline in sales of its security papers in the first half of 2008 compared to the first half of 2007. The Company derived approximately $155,700 and $353,500 in the second quarter and first half of 2008, respectively, in revenues from licensees and their printers in the Entertainment and Toy Products market compared to approximately $325,900 and

$407,400 in the second quarter and first half of 2007, respectively. The Company believes that revenues from licensees in the Entertainment and Toy Products market will grow in future periods compared to the second quarter and first half of 2008.
     The Company’s gross profit decreased to $137,500 in the second quarter of 2008 or approximately 58% of revenues from $258,000 or approximately 60% of revenues in the second quarter of 2007. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. While revenues represented by licenses, royalties and fees increased in the second quarter of 2008 compared to the second quarter of 2007, the lower gross profit derived from product and other sales in the second quarter of 2008 compared to the second quarter of 2007 negatively impacted the gross profit in both absolute dollars and as a percentage of revenues.
     For the first six months of 2008, the gross profit was $324,200, or approximately 64% of revenues, compared to $323,300, or approximately 55% of revenues, in the first six months of 2007. The increase in the gross profit in absolute dollars and as a percentage of revenues in the first half of 2008 compared to the first half of 2007 resulted from the significant increase in revenues represented by licenses, royalties and fees in the first six months of 2008 compared to the first six months of 2007 which more than offset the lower gross profit derived from product and other sales resulting from the decline in product and other sales in the first six months of 2008 compared to the first half of 2007.
     As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as the overall gross profit. Primarily due to the increase in revenues from licenses, royalties and fees in the second quarter and first half of 2008 compared to the second quarter and first half of 2007, the gross profit from licenses, royalties and fees increased to approximately 78% of revenues from licenses, royalties and fees in the second quarter of 2008 from approximately 70% in the second quarter of 2007 and to approximately 85% of revenues from licenses, royalties and fees in the first six months of 2008 from approximately 65% in the first six months of 2007.
     The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of lower sales of both inks and security paper products as well as higher fixed expenses due to a staff addition in mid-2007, the gross profit from product and other sales declined to approximately 40% of revenues from product and other sales in the second quarter of 2008 from approximately 57% in the second quarter of 2007 and to approximately 33% of revenues from product and other sales in the first six months of 2008 from approximately 52% in the first six months of 2007.

     Research and development expenses of $39,800 and $82,100 in the second quarter and first six months of 2008 approximated the $40,300 and $78,900 in the second quarter and first six months of 2007.
     Sales and marketing expenses increased to $65,300 in the second quarter of 2008 from $61,300 in the second quarter of 2007. The increase primarily reflects expenses incurred in the Company’s participation at a trade show in which it premiered a new product offering, fees paid to a sales consultant engaged in late 2007 and maintenance of the Company’s new web site offset in part by lower commission expense related to the lower level of revenues in the second quarter of 2008 compared to the second quarter of 2007. In the first six months of 2008, sales and marketing expenses increased to $133,500 from $98,800 in the first six months of 2006. The increase primarily reflects expenses associated with its attendance at two trade shows, fees paid to a sales consultant engaged in late 2007 as well as development and maintenance expenses associated with the Company’s new web site offset in part by lower commission expense on the lower level of revenues in the first six months of 2008 compared to the first six months of 2007.
     General and administrative expenses increased to $112,600 in the second quarter of 2008 from $56,200 in the second quarter of 2007. The increase in the second quarter of 2008 compared to the second quarter of 2007 is due primarily to: a) $30,500 in expenses recorded in the second quarter of 2008 in connection with the issuance of 500,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors in April 2008. There were no options issued in the second quarter of 2007; b) higher compensation expense due in part to greater securities law compliance obligations and the inception of a three-year employment agreement with the Company’s Chief Executive Officer whereby the Chief Executive Officer will receive minimum compensation of $85,000 per year beginning in June 2008 and c) higher legal and accounting fees related to higher levels of services required. For the first six months of 2008, general and administrative expenses increased to $248,900 in the first six months of 2008 from $118,200 in the first six months of 2007 due primarily to: a) the Company’s one-time contribution of $40,000 to a licensee of the Company under an agreement whereby the licensee acquired an interest in a patent held by a third party and the Company received, among other things, certain assurances regarding its continuing ability to manufacture and sell products to this licensee; b) $30,500 in expenses recorded in the second quarter of 2008 in connection with the issuance of 500,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors in April 2008. There were no options issued in the second quarter of 2007;  c) higher compensation expense due in part to greater securities law compliance obligations and the inception of an employment agreement with the Company’s Chief Executive Officer; d) higher patent acquisition and maintenance expenses and e) higher legal and accounting fees related to higher levels of services required.
     Other income (expense) in the second quarter and first six months of 2008 includes the reversal of $37,500 of accounts payable and accrued expenses that the Company, with legal counsel, has determined to be no longer statutorily payable. Additionally, interest income on funds invested increased in the first six months of 2008 compared to the first six months of 2007 due to higher levels of funds invested. There was no interest expense in the second quarter and first six months of 2008 as there were no loans outstanding during those periods.
     The net loss of $43,500 in the second quarter of 2008 compared to net income of $99,300 in the second quarter of 2007 results primarily from a lower gross profit on a lower level of revenues, stock option expense and higher compensation expense offset in part by lower commission expense and the reversal of accounts payable and accrued expenses that are no longer statutorily payable. The net loss of $102,500 for the six months ended June 30, 2008 compared to net income of $24,900 in the six months ended June 30, 2007 results primarily from a one time transaction with a licensee, stock option expense and higher compensation expense offset in part by lower commission expense and the reversal of accounts payable and accrued expenses that are no longer statutorily payable.
Plan of Operation, Liquidity and Capital Resources
     The Company’s cash and cash equivalents decreased to $216,300 at June 30, 2008 from $263,600 at December 31, 2007. During the first half of 2008, the Company received $2,200 from the exercise of warrants to purchase 10,000 shares of its common stock and used $48,300 to fund operations and $1,200 to fund capital purchases.
     While the Company has added new licensees in the Entertainment and Toy Market over the past two years and has obtained significant increases in revenues from licenses, royalties and product sales from these licensees and their third party printers, its working capital requirements have increased primarily in support of inventory and receivables related to these revenues; however, during 2007, the Company achieved significant increases in revenues and recorded net income of $386,000 and $56,100 of operating cash flow. While the Company recorded a net loss of $102,500 in the first six months of 2008 and had negative cash flow during that period, it maintained positive stockholders’ equity and working capital at June 30, 2008. At June 30, 2008, the Company had no loans outstanding. While the Company is not actively seeking additional investment at the present time due to the improvements in its revenues during 2007 and 2008 compared to earlier years, it may seek investment in the future, if needed, to support working capital requirements or to provide funding for new business opportunities. At this time, management of the Company believes that maintenance of revenues at current levels will allow it to continue in operation for the foreseeable future. There can be no assurances that revenues in future periods will be sustained at levels achieved in 2007 and the first six months of 2008.
     While the investment received in the second quarter of 2007 and improvement in operations have positively impacted the Company’s liquidity situation, it continues to maintain a cost containment program including curtailment of discretionary research and development and sales and marketing expenses, where possible. Late in the second quarter of 2007, it increased employment by one individual, acquired capital equipment to increase its ink production capacity and, in the second quarter of 2008, finalized an employment agreement with its Chief Executive Officer.
     The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of capitalizing on the specific business relationships it has developed in the Entertainment and Toy Products business through ongoing applications development for these licensees. The Company is also actively pursuing potential opportunities for its applications in new markets. The Company believes that these initiatives can provide increases in revenues and it will continue to increase its production and technical staff as necessary and invest in capital equipment needed to support the anticipated ink production requirements. The Company may raise additional capital, in the form of debt, equity or both to support its increasing working capital requirements.

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
Dependency on Major Customer. The Company’s recent growth in revenues and return of profitability in 2007 has resulted primarily from relationships developed with a major customer and two of its operating companies. Revenues derived directly from this customer and indirectly, through its third party printers, equaled approximately 69% of the Company’s revenues in the first six months of 2008 and approximately 71% of the Company’s full year 2007 revenues. The Company also has substantial receivables from these businesses. While multi-year licenses exist with these organizations, the Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of these licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect its operating results and cash flow.
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
Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. The Company also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, its technologies could possibly be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action had been and may continue to be limited by its adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on its rights. The Company’s adverse liquidity situation in previous years had also impacted its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company has made payments of $11,900 for all known maintenance fees due during 2008. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected and the value of its technologies and intellectual property (including their value upon liquidation) could be substantially diminished.
Recent Accounting Pronouncements
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
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This FSP is not currently applicable to the Company since the Company does not have any intangible assets.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company’s financial reporting.
In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The Company does not currently have any convertible debt instruments. Therefore, application of this FSP is not expected to have an effect on the Company’s financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 18, 2008, a warrant holder exercised warrants to purchase 10,000 shares of the Company’s common stock at $.22 per share. No underwriters were involved in this transaction or received any commissions or other compensation. The shares were issued in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Proceeds of the transaction were used to fund the Company’s working capital requirements.
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable
Item 5. Other Information
     Not Applicable
Item 6. Exhibits
          (a) Exhibits

10.17	Employment Agreement with Michael A. Feinstein, M.D.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: August 14, 2008	/s/ Michael A. Feinstein, M.D. Michael A Feinstein, M.D.
Chairman of the Board & Chief Executive Officer

DATE: August 14, 2008	/s/ Rudolph A. Lutterschmidt Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

10.17	Employment Agreement with Michael A. Feinstein, M.D.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002