Form 10-Q
period 2008-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2008-11-14
CIK 888981

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 52,285,837 shares of common stock, par value $.01, as of November 1, 2008.

NOCOPI TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended		Nine Months ended
	September 30		September 30
	2008	2007	2008	2007
Revenues
Licenses, royalties and fees	$105,600	$174,400	$409,700	$301,000
Product and other sales	92,300	312,600	297,500	777,100

	197,900	487,000	707,200	1,078,100

Cost of revenues
Licenses, royalties and fees	21,900	37,600	68,800	81,700
Product and other sales	63,800	142,900	202,000	366,600

	85,700	180,500	270,800	448,300

Gross profit	112,200	306,500	436,400	629,800

Operating expenses
Research and development	41,000	40,500	123,100	119,400
Sales and marketing	49,500	75,000	183,000	173,800
General and administrative	158,100	53,500	407,000	171,700

	248,600	169,000	713,100	464,900

Net income (loss) from operations	(136,400)	137,500	(276,700)	164,900

Other income (expenses)
Reversal of accounts payable and accrued expenses	—	166,200	37,500	166,200
Interest income	500	2,300	2,800	3,500
Interest expense and bank charges	(500)	(1,700)	(1,600)	(5,400)

	—	166,800	38,700	164,300

Net income (loss) before income taxes	(136,400)	304,300	(238,000)	329,200
Income taxes	—	4,900	900	4,900

Net income (loss)	$(136,400)	$299,400	$(238,900)	$324,300

Net earnings (loss) per common share
Basic	$(.00)	$.01	$(.00)	$.01
Diluted	$(.00)	$.01	$(.00)	$.01

Weighted average common shares outstanding
Basic	52,285,837	52,275,837	52,281,948	52,012,521
Diluted	52,285,837	53,504,353	52,281,948	53,324,628

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Balance Sheets*

	September 30	December 31
	2008	2007
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$161,900	$263,600
Accounts receivable less $5,000 allowance for doubtful accounts	128,600	221,900
Inventory	99,600	92,300
Prepaid and other	32,100	56,200

Total current assets	422,200	634,000

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,900	509,400

	257,400	581,900
Less: accumulated depreciation and amortization	230,500	548,500

	26,900	33,400

Total assets	$449,100	$667,400

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities
Accounts payable	$334,400	$364,200
Accrued expenses	105,100	137,200
Accrued income taxes	—	800
Deferred revenue	10,000	5,000

Total current liabilities	449,500	507,200

Stockholders’ equity (deficiency)
Common stock, $.01 par value Authorized – 75,000,000 shares Issued and outstanding 2008 – 52,285,837 shares; 2007 – 52,275,837 shares	522,900	522,800
Paid-in capital	12,086,700	12,008,500
Accumulated deficit	(12,610,000)	(12,371,100)

	(400)	160,200

Total liabilities and stockholders’ equity (deficiency)	$449,100	$667,400

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Nine Months ended September 30
	2008	2007
Operating Activities
Net income (loss)	$(238,900)	$324,300
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	9,900	15,200
Reversal of accounts payable and accrued expenses	(37,500)	(166,200)
Compensation expense – stock option grants	76,100	—

	(190,400)	173,300

(Increase) decrease in assets
Accounts receivable	93,300	(229,500)
Arbitration settlement receivable	—	50,000
Inventory	(7,300)	3,200
Prepaid and other	24,100	(18,000)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(24,400)	(14,700)
Accrued income taxes	(800)	4,900
Deferred revenue	5,000	(800)

	89,900	(204,900)

Net cash used in operating activities	(100,500)	(31,600)

Investing Activities
Additions to fixed assets	(3,400)	(17,600)

Net cash used in investing activities	(3,400)	(17,600)

Financing Activities
Exercise of warrants	2,200	—
Issuance of common stock	—	282,700
Proceeds from demand loan	—	7,000
Repayment of short-term loans	—	(77,000)

Net cash provided by financing activities	2,200	212,700

Increase (decrease) in cash and cash equivalents	(101,700)	163,500
Cash and cash equivalents at beginning of year	263,600	53,100

Cash and cash equivalents at end of period	$161,900	$216,600

Supplemental disclosure of cash flow information
Cash paid for interest	$2,700	$5,500
Cash paid for income taxes	$2,000	—

*	The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2007 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2007 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Certain amounts in the 2007 financial statements have been reclassified in order for them to be in conformity with the 2008 presentation. The interim operating results for the three and nine months ended September 30, 2008 may not be necessarily indicative of the operating results expected for the full year.
Note 2. Management Plan
The Company recorded a net loss of $238,900 in the first nine months of 2008 and had negative cash flow during that period. At September 30, 2008, the Company had negative working capital and stockholder’s equity. At September 30, 2008, the Company had no loans outstanding; however, during the third quarter of 2008, it secured a $100,000 line of credit with a bank to provide working capital in the future, if needed. There have been no borrowings under the line of credit. While the Company is not actively seeking additional investment at the present time due to the improvements in its revenues during 2007 and 2008 compared to earlier years, it may seek investment in the future, if needed, to support working capital requirements or to provide funding for new business opportunities. There can be no assurances that the Company will be successful in obtaining additional investment if such additional investment is sought. At this time, management of the Company believes that its current cash reserves, borrowing capacity and revenue opportunities will allow it to remain in operation for at least one year from the date of this report. There can be no assurances that revenues in future periods will be sustained at levels that will allow the Company to return to and maintain positive cash flow.
Note 3. Stock Based Compensation
The Company follows SFAS 123(R), “Share-Based Payment” and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.
On April 30, 2008, under the Company’s directors’ option plan (the “Plan”), options to acquire 100,000 shares of the Company’s common stock were granted to each of the five members of the Board of Directors of the Company, including one member who is also an executive officer of the Company, at $.45 per share. Under the terms of the Plan, the options will (i) vest on January 1, 2009, provided the director attends at least 75% of the year’s board meetings and (ii) will expire five years from the date of grant. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), expense of approximately $121,700 is being recognized during 2008 over the vesting period of the options to account for the cost of services received by the Company in exchange for the grant of stock options. During the three and nine months ended September 30, 2008, expense of approximately $45,600 and $76,100, respectively, was recognized. As of September 30, 2008, the unrecognized portion of expense was approximately $45,600. There were no stock options granted, exercised or cancelled during the nine months ended September 30, 2007.
The following table summarizes all stock option activity of the Company since December 31, 2007:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding, December 31, 2007	1,750,000	$.10 to $.22	$.16

Issued	500,000	$0.45	$.45

Outstanding options, September 30, 2008	2,250,000	$.10 to $.45	$.23

Weighted average remaining contractual life (years)	2.02

Exercisable options, September 30, 2008	1,750,000	$.10 to $.22	$.16

Weighted average remaining contractual life (years)	1.29
Note 4. Fixed Assets
During the third quarter of 2008, the Company wrote off approximately $327,900 of fully depreciated furniture, fixtures and equipment that has been disposed of, along with an equal amount of accumulated depreciation. There was no effect on the Company’s results of operations.
Note 5. Line of Credit
In August 2008, the Company negotiated a $100,000 revolving line of credit with a bank. The line of credit is secured by all the assets of the Company and bears interest at the bank’s prime rate plus ..5%. The line of credit is subject to an annual review and quiet period. There have been no borrowings under the line of credit since its inception.
Note 6. Demand and Other Short-Term Loans
During the first nine months of 2007, the Company received (i) an unsecured loan of $7,000, bearing interest at 7%, from Michael A. Feinstein, M.D., its Chairman of the Board and

(ii) repaid loans in the amount of $77,000 provided by four individuals in 2005 and 2006 including the $15,000 loan from Herman Gerwitz, a Director. At September 30, 2008 and December 31, 2007, the Company had no loans outstanding.
Note 7. Stockholders’ Equity (Deficiency)
During the second quarter of 2008, a warrant holder exercised warrants to acquire 10,000 shares of common stock of the Company at $.22 per share. During the second quarter of 2007, the Company sold 568,193 shares of its common stock to nine non-affiliated individual investors and 20,833 shares to Philip B. White, a Director, for a total of $282,700 pursuant to a valid private placement.
Note 8. Other Income (Expenses)
Included in Other income (expenses) for the nine months ended September 30, 2008 is $37,500 related to the reversal of certain accounts payable and accrued expenses that the Company, with legal counsel, has determined to be no longer statutorily payable. In the three and nine months ended September 30, 2007, Other income (expenses) included the reversal of $166,200 of fees that had been accrued, but not paid, under a consulting agreement that terminated in December 2002. During the third quarter of 2007, the Company, with legal counsel, determined that the statute of limitations on the consultant’s ability to bring a claim had expired.
Note 9. Income Taxes
There is no income tax benefit for the three months and nine months ended September 30, 2008 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits. In the three months and nine months ended September 30, 2007, the Company recorded a provision of $4,900 for estimated federal corporate alternative minimum taxes. The Company recorded an income tax expense of $900 in the nine months ended September 30, 2008 for certain state income taxes due for 2007 in excess of the tax liability recorded in that year.
There was no change in unrecognized tax benefits during the period ended September 30, 2008 and there was no accrual for uncertain tax positions as of September 30, 2008.
Tax years from 2005 through 2007 remain subject to examination by U.S. federal and state jurisdictions.
Note 10. Earnings (loss) per Share
In accordance with SFAS No. 128, Earnings per Share, basic earnings (loss) per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three months and nine months ended September 30, 2008, common stock equivalents, consisting of stock options and warrants, were anti-dilutive for those periods.

Note 11. Commitment
During the second quarter of 2008, the Company entered into a three-year employment agreement, commencing June 1, 2008, with Michael A. Feinstein, M.D., Chairman of the Board and Chief Executive Officer of the Company. Dr. Feinstein receives base compensation of $85,000 per year plus a performance bonus determined by the Company’s Board of Directors. Minimum annual payments under this employment agreement are: $21,200 - 2008; $85,000 - 2009; $85,000 - 2010; and $35,400 - 2011.
Note 12. Major Customer and Geographic Information
The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended		Nine Months ended
	September 30		September 30
	2008	2007	2008	2007
Customer A	38%	53%	45%	46%
Customer B	23%	24%	22%	27%
Customer C	23%	13%	18%	12%
The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30	December 31
	2008	2007
Customer A	55%	68%
Customer B	21%	10%
Customer C	12%	22%
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.
The Company’s revenues by geographic region are as follows:

	Three Months ended		Nine Months ended
	September 30		September 30
	2008	2007	2008	2007
North America	$152,100	$370,200	$547,400	$778,400
Other	45,800	116,800	159,800	299,700

	$197,900	$487,000	$707,200	$1,078,100

Item 2.
NOCOPI TECHNOLOGIES, INC.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
Forward-Looking Information
     The following Management’s Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with the Condensed Financial Statements and related notes included elsewhere in this report as well as with the Company’s audited Financial Statements and Notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.
     The information in this discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include those described in “Risk Factors.” The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, and the uncertainty relating to the current financial crisis in today’s economic environment and the potential reduction in demand for the Company’s products, you should not consider this information to be a guarantee by the Company or any other person that its objectives and plans will be achieved. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.
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
     Revenues for the third quarter of 2008 were $197,900 compared to $487,000 in the third quarter of 2007, a decrease of $289,100, or approximately 59%. Licenses, royalties and fees decreased by $68,800, or approximately 39%, to $105,600 in the third quarter of 2008 from $174,400 in the third quarter of 2007. The decrease in licenses, royalties and fees is due primarily to lower licensing revenues derived from the Company’s licensees in the Entertainment and Toy Products business as their shipments to retail customers were significantly lower than in the same period of the previous year. Product and other sales were $92,300 in the third quarter of 2008 compared to $312,600 in the third quarter of 2007, a decrease of $220,300, or approximately 70%. In the second quarter of 2007, a new licensee in the Entertainment and Toy Products business placed initial orders with the Company for the reactive inks used in its product lines that utilize the Company’s technologies. These initial quantities of ink, along with additional purchases subsequent to the second quarter of 2007, have proven adequate to manufacture sufficient product to meet the licensee’s customer demands through the current time. The Company has not received substantial ink orders from this licensee to date in 2008. Additionally, sales of the Company’s security paper declined in the third quarter of 2008 compared to the third quarter of 2007.
     For the first nine months of 2008, revenues were $707,200, $370,900, or approximately 34%, lower than revenues of $1,078,100 in the first nine months of 2007. Licenses, royalties and fees of $409,700 in the first nine months of 2008 were $108,700, or approximately 36%, higher than $301,000 in the first nine months of 2007, due primarily to the inception during the first half of 2007 of a license arrangement with one new licensee in the Entertainment and Toy Products business from whom royalty revenues commenced in the second quarter of 2007 offset in part by the non-renewal of one license during 2007. Product and other sales declined by $479,600, or approximately 62%, to $297,500 in the first nine months of 2008 from $777,100 in the first nine months of 2007. As discussed above, the first nine months of 2007 included initial sales of the Company’s reactive inks sold to a new licensee in the Entertainment and Toy Products business that were not repeated in the first nine months of 2008. The Company experienced a decline in sales of its security papers in the nine months of 2008 compared to the first nine months of 2007. The Company derived approximately $119,600 and $473,100 in the third quarter and first nine months of 2008, respectively, in revenues from licensees and their printers in the Entertainment and Toy Products market compared to approximately $376,000 and $783,400 in the third quarter and first nine months of 2007, respectively. The Company believes that revenues from licensees in the Entertainment and Toy Products market will grow in future periods compared to the third quarter and first nine months of 2008 as its licensees expand their lines of products utilizing the Company’s technologies, develop new and expand existing retail outlets for their products and ink inventories at the licensed printers require replenishment. There can be no assurances that revenues from licensees in the Entertainment and Toy Products market will increase in future periods, nor can the timing of such potential revenue increases be predicted, particularly given the uncertain economic conditions currently being experienced worldwide.
     The Company’s gross profit decreased to $112,200 in the third quarter of 2008 or approximately 57% of revenues from $306,500 or approximately 63% of revenues in the third quarter of 2007. Licenses, royalties and fees carry a substantially higher gross profit than product sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a significantly lower gross profit than licenses, royalties and fees. As both revenues represented by licenses, royalties and fees and from product and other sales decreased in the third quarter of 2008 compared to the third quarter of 2007, the gross profit in both absolute dollars and as a percentage of revenues was negatively affected.
     For the first nine months of 2008, the gross profit was $436,400, or approximately 62% of revenues, compared to $629,800, or approximately 58% of revenues, in the first nine months of 2007. While the gross profit in absolute dollars decreased in the first nine months of 2008 compared to the first nine months of 2007, the gross profit, expressed as a percentage of revenues increased in the first nine months of 2008 compared to the first nine months of 2007 resulting from the increase in revenues represented by licenses, royalties and fees in the first nine months of 2008 compared to the first nine months of 2007.
     As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as the overall gross profit. Primarily due to the increase in revenues from licenses, royalties and fees in the first nine months of 2008 from the first nine months of 2007, the gross profit from licenses royalties and fees increased to approximately 83% of revenues from licenses royalties and fees in the first nine months of 2008 from approximately 73% in the first nine months of 2007. The gross profit from licenses, royalties and fees improved nominally in the third quarter of 2008 to approximately 79% of revenues from licenses, royalties and fees from approximately 78% in the third quarter of 2007.
     The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of lower sales of both inks and security paper products as well as higher fixed expenses due to a staff addition in mid-2007, the gross profit from product and other sales declined to approximately 31% of revenues from product and other sales in the third quarter of 2008 from approximately 54% in the third quarter of 2007 and to approximately 32% of revenues from product and other sales in the first nine months of 2008 from approximately 53% in the first nine months of 2007.
     Research and development expenses of $41,000 and $123,100 in the third quarter and first nine months of 2008 approximated the $40,500 and $119,400 in the third quarter and first nine months of 2007.
     Sales and marketing expenses decreased to $49,500 in the third quarter of 2008 from $75,000 in the third quarter of 2007. The decrease primarily reflects lower commission expense related to the lower level of revenues in the third quarter of 2008 compared to the third quarter of 2007 offset in part by fees paid to a sales consultant engaged late in the third quarter of 2007 and expenses associated with the maintenance of the Company’s new web site. In the first nine months of 2008, sales and marketing expenses increased to $183,000 from $173,800 in the first nine months of 2007. The increase primarily reflects expenses associated with the Company’s attendance at two trade shows, fees paid to a sales consultant engaged late in the third quarter of 2007 as well as development and maintenance expenses associated with the Company’s new web site offset in part by lower commission expense on the lower level of revenues in the first nine months of 2008 compared to the first nine months of 2007.
     General and administrative expenses increased to $158,100 in the third quarter of 2008 from $53,500 in the third quarter of 2007. The increase in the third quarter of 2008 compared to the third quarter of 2007 is due primarily to: a) $45,600 in expenses recorded in the third quarter of 2008 in connection with the issuance of 500,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors in April 2008 (there were no options issued in 2007); b) higher compensation expense due in part to greater securities law compliance obligations and the inception of a three-year employment agreement with the Company’s Chief Executive Officer whereby the Chief Executive Officer receives minimum compensation of $85,000 per year beginning in June 2008; c) higher patent acquisition and maintenance expenses and d) higher legal and accounting fees related to higher levels of services required. For the first nine months of 2008, general and administrative expenses increased to $407,000 from $171,700 in the first nine months of 2007 due primarily to: a) the Company’s one-time contribution of $40,000 to a licensee of the Company under an agreement whereby the licensee acquired an interest in a patent held by a third party and the Company received, among other things, certain assurances regarding its continuing ability to manufacture and sell products to this licensee; b) $76,100 in expenses recorded through September 30, 2008 in connection with the issuance of 500,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors in April 2008 (there were no options issued in 2007);  c) higher compensation expense due in part to greater securities law compliance obligations and the inception in June 2008 of an employment agreement with the Company’s Chief Executive Officer; d) higher patent acquisition and maintenance expenses and e) higher legal and accounting fees related to higher levels of services required.
     Other income (expenses) in the first nine months of 2008 includes the reversal of $37,500 of accounts payable and accrued expenses that the Company, with legal counsel, has determined to be no longer statutorily payable. Other income (expenses) in the third quarter and first nine months of 2007 included the reversal of $166,200 of accrued consulting fees that the Company, with legal counsel, determined to be no longer statutorily payable. Additionally, interest income on funds invested decreased in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 due to lower levels of funds invested and lower interest rates associated with the financial crisis in today’s economy. There was no interest expense in the third quarter and first nine months of 2008 as there were no loans outstanding during those periods.
     The net loss of $136,400 in the third quarter of 2008 compared to net income of $299,400 in the third quarter of 2007 results primarily from a lower gross profit on a lower level of revenues, stock option expense, higher compensation expense and no income from the reversal of accounts payable and accrued expenses offset in part by lower commission expense. The net loss of $238,900 for the nine months ended September 30, 2008 compared to net income of $324,300 in the nine months ended September 30, 2007 results primarily from a one time transaction with a licensee, stock option expense, higher compensation expense and lower income derived from the reversal of accounts payable and accrued expenses that are no longer statutorily payable offset in part by lower commission expense.
Plan of Operation, Liquidity and Capital Resources
     The Company’s cash and cash equivalents decreased to $161,900 at September 30, 2008 from $263,600 at December 31, 2007. During the nine months of 2008, the Company received $2,200 from the exercise of warrants to purchase 10,000 shares of its common stock and used $100,500 to fund operations and $3,400 to fund capital purchases.
     While the Company has added new licensees in the Entertainment and Toy Market over the past two years and has obtained significant increases in revenues from licenses, royalties and product sales from these licensees and their third party printers, its working capital requirements have increased primarily in support of inventory and receivables related to these revenues; however, during 2007, the Company achieved significant increases in revenues and recorded net income of $386,000 and $56,100 of operating cash flow. The Company recorded a net loss of $238,900 in the first nine months of 2008 and had negative cash flow during that period. At September 30, 2008, the Company had negative working capital and stockholder’s equity. At September 30, 2008, the Company had no loans outstanding; however, during the third quarter of 2008, it secured a $100,000 line of credit with a bank to provide working capital in the future, if needed. There have been no borrowings under the line of credit. While the Company is not actively seeking additional investment at the present time due to the improvements in its revenues during 2007 and 2008 compared to earlier years, it may seek investment in the future, if needed, to support working capital requirements or to provide funding for new business opportunities. There can be no assurances that the Company will be successful in obtaining additional investment if such additional investment is sought. At this time, management of the Company believes that its current cash reserves, borrowing capacity and revenue opportunities will allow it to remain in operation for at least one year from the date of this report. There can be no assurances that revenues in future periods will be sustained at levels that will allow it to return to and maintain positive cash flow.
     While the investment received in 2007 and improvement in operations positively impacted the Company’s liquidity situation, it continues to maintain a cost containment program including curtailment of discretionary research and development and sales and marketing expenses, where possible. In 2007, it increased employment by one individual, acquired capital equipment to increase its ink production capacity and, in the second quarter of 2008, finalized an employment agreement with its Chief Executive Officer.
     The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of capitalizing on the specific business relationships it has developed in the Entertainment and Toy Products business through ongoing applications development for these licensees. The Company is also actively pursuing potential opportunities for its applications in new markets. The Company believes that these initiatives can provide increases in revenues and it will continue to increase its production and technical staff as necessary and invest in capital equipment needed to support potential growth in its ink production requirements. The Company may raise additional capital, in the form of debt, equity or both to support its working capital requirements. There can be no assurances that the Company will be successful in raising additional capital if such additional capital is sought.
     The Company generates a significant portion of its total revenues from licensees in the Entertainment and Toy Products market. A slowdown in consumer spending, particularly during this holiday season, due to the current negative economic environment could adversely affect the sales of these licensees’ products that are generally sold through retail outlets. The Company’s revenues, results of operations and liquidity would likewise be negatively impacted.
Risk Factors
     The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond the Company’s control. These risks could cause actual operating and financial results to differ materially from those expressed in the Company’s forward looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC including the Company’s annual report on Form 10-KSB filed on March 31, 2008:
     Dependency on Major Customer. The Company’s recent growth in revenues and return of profitability in 2007 has resulted primarily from relationships developed with a major customer and two of its operating companies. Revenues derived directly from this customer and indirectly, through its third party printer, equaled approximately 67% of the Company’s revenues in the first nine months of 2008 and approximately 71% of the Company’s full year 2007 revenues. The Company also has substantial receivables from these businesses. While multi-year licenses exist with these organizations, the Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of these licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect its operating results and cash flow.
     Possible Inability to Develop New Business. While the Company has raised cash through additional capital investment in 2007 and improved its operating cash flow, it intends to limit increases in its operating expenses. Management of the Company believes that any significant improvement in the Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to return to and maintain positive operating cash flow in the future.
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
Economic Conditions. The Company’s revenue is susceptible to changes in general economic conditions, and a recession, slowdown in consumer spending or other significant downturn in the U.S. economy as a whole, or in any geographic markets from which the Company derives revenue, could substantially impact its sales, liquidity, ability to develop new customers, and overall results of operations.
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
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular format. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable
Item 5. Other Information
     Not Applicable
Item 6. Exhibits
                    (a) Exhibits
3.1	Amended and Restated Articles of Incorporation.

3.2	Amended and Restated Bylaws.

10.18	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated August 19, 2008 between the Company and Sovereign Bank.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2008	NOCOPI TECHNOLOGIES, INC.
/s/ Michael A. Feinstein, M.D.
Michael A Feinstein, M.D.
Chairman of the Board & Chief Executive Officer

DATE: November 14, 2008	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX
3.1	Amended and Restated Articles of Incorporation.

3.2	Amended and Restated Bylaws.

10.18	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated August 19, 2008 between the Company and Sovereign Bank.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.