Form 10-K
period 2008-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2009-03-31
CIK 888981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-20333
Nocopi Technologies, Inc.

(Exact name of registrant as specified in its charter)

Maryland	87-0406496

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9C Portland Road, West Conshohocken, PA	19428

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number (610) 834-9600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under section 12(g) of the Act:
Common Stock $.01 par value

(Title of class)

(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $14,677,000 at June 30, 2008 closing price of $.30.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 52,285,837 shares of common stock, $.01 par value at March 13, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
None

NOCOPI TECHNOLOGIES, INC.

PART I
ITEM 1. BUSINESS
Background
Nocopi Technologies, Inc. (hereinafter “Nocopi”, “Registrant” or the “Company”) is a Maryland corporation organized in 1983 to exploit a technology developed by its founders for impeding the reproduction of documents on office copiers. In its early stages of development, Nocopi’s business consisted primarily of selling copy resistant paper to protect corporate documents and information. More recently, Registrant has increasingly focused on developing and marketing technologies for document and product authentication which can reduce losses caused by fraudulent document reproduction or by product counterfeiting and/or diversion and, since 2003, has focused on developing specialty reactive inks that it believes have applications in the large educational and toy market. In March 2009, Registrant formed a new sales and marketing division, named the Loss Prevention Division, to market security products incorporating its technologies and other point of sale products directly to loss prevention departments within retailers. Registrant derives revenues by licensing its technologies, both to end-users and to value-added resellers, and by selling products incorporating its technologies and technical support services.
While Registrant experienced a significant decline in its financial condition from the late 1990’s through 2006, in 2007, primarily as a result of licenses signed in 2006 and early 2007 with Elmer’s Products and two of Elmer’s operating companies, Giddy Up and Color Loco, it recorded net income and positive cash flow from operations for the first time in a number of years. Registrant also had positive working capital and stockholders’ equity at year-end 2007 and, during 2007, repaid $106,000 of short-term loans that it had incurred through March 2007. During 2008, primarily as a result of a significant decline in ink sales to Elmer’s and its licensed printers as they used previously purchased inventories for 2008 production, Registrant recorded a net loss of $271,700 and had negative operating cash flow of $175,200 and had negative working capital of $11,900 at December 31, 2008. The cash requirements were internally funded utilizing Registrant’s cash reserves. At December 31, 2008, Registrant had no short-term loans outstanding. There can be no assurances that future revenues and earnings will return to levels achieved in 2007. During the periods of adverse liquidity, from the late 1990’s through 2006, Registrant relied on capital investment and various short-term loans to provide liquidity needed to avoid a cessation of its operations. In 2007, Registrant received $282,700 in capital investment from nine individual investors and a director, received a demand loan of $7,000 from its Chairman of the Board and repaid $106,000 of short-term loans including $44,000 lent by its Chairman of the Board and another director. During 2008, Registrant’s negative cash flow was funded primarily with cash generated during 2007.
Registrant intends to raise additional capital, in the form of debt, equity or both to support its working capital requirements as well as to provide funding for other business opportunities including its new Loss Prevention Division. There are no assurances that Registrant will be able to attract additional capital when it seeks to do so.
In late 2003, Registrant developed and began to market a new technology, named Rub-it & Color, which consists of a system of removable dyes in a large variety of colors that can be activated through rubbing with a fingernail or a firm object. Registrant believed this technology had applications in children’s activity products such as a coloring book without crayons and in educational testing review products. Registrant demonstrated this technology to several potential licensees, participated in trade shows including, in 2004 to 2009, the American International Toy Fair in New York City receiving several industry awards. In April 2006, Registrant signed multi-year license agreements with Giddy Up and Color Loco, two major established and leading children’s books publishers with proven track records of innovation and major channels of distribution and has subsequently amended these agreements to expand the licenses. In October 2006, both Giddy Up and Color Loco became wholly owned by privately-held Elmer’s Products, Inc., an industry leader in adhesives, arts and crafts and educational products. Products incorporating Registrant’s technologies, including Giddy Up’s Rub-n-Color™ activity books and kits have been on sale in leading retail outlets since January 2007 and have received coverage in the press and on television. In February 2007, Registrant entered into a multi-year license agreement with Elmer’s Products, Inc. whereby Registrant’s technologies are incorporated into products sold under the Elmer’s brand including its Go Paint!™ line of children’s products. Retail sales of these products commenced in the second quarter of 2007. Management of the Company believes that the relationship with Elmer’s continues to offer significant opportunities to further increase revenues in the Educational and Toy Products markets and improve the Company’s overall financial position. As mentioned above, in March 2009, Registrant formed a new sales and marketing division, named the Loss Prevention Division, to market security products incorporating its technologies and other point of sale products directly to loss prevention departments within retailers. There can be no assurances that these initiatives and business relationships will generate additional operating revenues.
Entertainment and Toy Technologies and Products
As mentioned above, in late 2003, after the re-employment of two former members of the Registrant’s technical staff, a new technology was developed that consists of removable dyes that can be produced in a variety of colors and can be revealed by rubbing with a fingernail or other firm object such as a plastic pen cap. This technology has been named Rub-it & Color. Registrant believes that this new technology does not compromise the confidentiality of its security and authentication technologies. Applications include children’s activity products such as a coloring book without crayons or a restaurant place mat, educational instruction books and testing review manuals. Registrant has obtained certifications of non-toxicity from the Consumer Products Services, Inc. and the American Society for Testing and Materials Laboratories. In February 2004, Registrant inaugurated its marketing efforts for this new technology at the American International Toy Fair in New York City and attended the Toy Fair again each February from 2005 through 2009. During 2004, Registrant received awards from Creative Child Magazine and Spectrum Magazine for its Rub-it & Color Activity Book. As a result of its participation and marketing activities, Registrant identified a number of potential licensees in the children’s and educational markets. In April 2006, Registrant signed multi-year license agreements with Giddy Up and Color Loco, two major established and leading children’s books publishers with proven track records of innovation and major channels of distribution. Registrant has subsequently amended these agreements to expand the licenses. In October 2006, both Giddy Up and Color Loco became wholly owned by privately-held Elmer’s Products, Inc., an industry leader in adhesives, arts and crafts and educational products. Products incorporating Registrant’s technologies, including Giddy Up’s Rub-n-Color™ activity books and kits have been on sale in leading retail outlets since January 2007 and have received coverage in the press and on television. In February 2007, Registrant entered into a multi-year license agreement with Elmer’s Products, Inc. whereby Registrant’s technologies are incorporated into products sold under the Elmer’s brand including its Go Paint!™ line of children’s products. In March 2007, Registrant received initial ink orders from Elmer’s and Elmer’s began actively marketing products incorporating Registrant’s technologies in the second quarter of 2007. Revenues derived directly from Elmer’s, including Giddy Up and Color Loco, and from its third party printers, accounted for approximately 63% of Registrant’s 2008 revenues, approximately 45% from Elmer’s and its operating companies and approximately 18% from its third party printers. In early 2008 Registrant joined with a Elmer’s in a transaction whereby Elmer’s acquired an interest in a patent related to reactive ink formulation held by a third party. There can be no assurances that the Registrant’s available resources, even with additional investment, if obtained, for marketing and further technical development of this new product line will be sufficient to increase the Company’s revenues.
In September 2008, Registrant signed a multi-year license agreement with privately-held Family Hospitality LLC to sell or resell its Classy Kid branded products to the restaurant industry using Registrant’s Rub-it & Color technology in children’s menus and placements for restaurant use and butcher paper for use on tables. Placements incorporating Registrant’s technologies will be sold directly by Family Hospitality and through distributors of Family Hospitality including the Hoffmaster Group, a leading distributor of products to the restaurant industry. There can be no assurances that the marketing efforts of Registrant’s licensee will generate significant additional revenues for the Registrant.
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
Registrant’s proprietary document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document. The invisible printing can be activated or revealed by use of a special highlighter pen when authentication is required. This technology is marketed under the trademark COPIMARK. Other variations of the COPIMARK technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi’s RUB & REVEAL system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as merchandise receipts, checks, travelers’ checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). Registrant’s related invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. Management believes that the “track and trace” capability provided by this technology should be attractive to brand owners and marketers. Registrant continues to pursue opportunities for its patented anti-counterfeiting and anti-diversion technologies as a potential solution to counterfeit and diverted pharmaceutical products. While this market incentive has not developed revenues to date, Registrants continues to pursue opportunities in this market and, in late 2007, met with representatives of the United States Pharmacopeia global officials on pharmaceutical product counterfeiting and diversion. There are no assurances that initiatives currently underway will result in additional revenues in the future.
In March 2009, Registrant announced the formation of a new sales and marketing division, named the Loss Prevention Division, which will focus on sales of products to prevent and fight retail receipt and document fraud. Registrant has participated in this market segment for a number of years through a licensing arrangement with Computer Imaging Supplies (CIS), a division of Nashua Corporation, which gave CIS exclusive rights to sell products incorporating Registrant’s technologies to businesses in this specific market. The license, which expired in December 2008, was renewed but on a non-exclusive basis, thus allowing Registrant to enter this market to sell its security products directly to loss prevention departments within retail businesses and chains. Registrant will also make non-exclusive licenses available to other printers who serve this market segment. Registrant is employing two individuals with significant experience in selling, marketing and developing products and programs specifically targeted at refund fraud, counterfeiting and diversion scams in the retail industry. In addition to products incorporating its RUB & REVEAL technology which it will be offering for sale, Registrant has developed a new patent pending ink-based technology, named Multi-Mark Security Ink, which Registrant believes will provide high levels of security and ease of authentication on a large variety of paper and film-based substrates. This new technology is being introduced in conjunction with the inception of Registrant’s new Loss Prevention Division. Registrant believes that additional capital will be needed to fund the start-up of this new division. There can be no assurances that the Registrant will be successful in obtaining additional capital in desired amounts and, even if it does, that this new business division will contribute significant additional revenues and cash flow to the Company.
Document Security Products
Registrant continues to offer a line of burgundy colored papers that deter photocopying and transmission by facsimile. This colored paper inhibits photocopier reproduction at the cost of loss of easy legibility to the reader. Registrant currently offers its copy resistant papers in three grades, each balancing improved copy resistance against diminished legibility. Registrant also sells user defined, pre-printed forms on which selected areas are colored to inhibit reproduction. An example is a doctor’s prescription form with the signature area protected. This product line is called SELECTIVE NOCOPI. Registrant also offers several inks that impede photocopying by color copiers. This technology is called COLORBLOC.
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

In early 2008, Registrant introduced a new product, Secure Rub Rx, a specially designed prescription paper base stock that incorporates all three tamper resistant characteristics mandated by the U.S. Department of Health & Human Services for Medicaid prescriptions beginning in October 2008 including certain tamper resistant requirements that became effective in April 2008. There are no assurances that Registrant will obtain significant additional revenues from its investment in developing and marketing this new product.
The following table illustrates the approximate percentage of Registrant’s revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31
Product Type	2008	2007
Entertainment and Toy Technologies and Products	63%	72%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	31%	22%
Document Security Products	6%	6%
Marketing
The marketing approach of Registrant is to offer sufficient flexibility in its products and technologies so as to provide cost effective solutions to a wide variety of counterfeiting, diversion and copier fraud problems. As a technology company, Registrant generates revenues primarily by collecting license fees from market-specific manufacturers that incorporate Registrant’s technologies into their manufacturing processes and products and, in certain cases, sales of Registrant’s inks to these licensees and their designated manufacturers. Registrant also licenses its technologies directly to end-users.
Registrant has identified a number of major markets for its technologies and products, including security printers, manufacturers of labels, packaging materials and specialty paper products and distributors of brand name products. Within each market, key potential users have been identified, and several have been licensed. Within North America, sales efforts include direct selling by Company personnel to create end user demand and selling through licensee sales forces and sales agents with support from company personnel. Registrant has determined that technical sales supported by its personnel is of great importance to increasing its licensees’ sales of products incorporating Registrant’s technologies and, therefore, seeks to maintain, to the extent permitted by its limited resources, its commitment to providing such support.
In recent years, Registrant’s management has refocused the Company’s marketing efforts somewhat in view of the limited resources available to the Company for marketing and the need to improve the Registrant’s cash flow. Current marketing efforts are focused on Registrant’s more mature technologies that can be utilized by customers with relatively fewer development efforts.
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
Except in Europe, Registrant markets its technologies through its own employees and through independent sales representatives. In the third quarter of 2007, Registrant engaged a sales consultant to assist in marketing the Company’s existing line of security papers, inks and ink-jet products as well as Registrant’s newer security products including Secure Rub Rx. The relationship with this consultant has led to the formation of the new Loss Prevention Division. In Europe, its security technologies are marketed by Contrast Technologies (formerly Euro-Nocopi, S.A.), a former affiliate of Registrant which holds certain European marketing rights with respect to those technologies.
Registrant is presently considering a number of marketing strategies for its “Rub-it & Color” product line including licensing and direct sales through product retailers in addition to the markets presently being served by current licensees.

Registrant has recently taken several steps to improve the marketing of its technologies. These include, in late 2007, the engagement of a sales consultant to market the Company’s existing line of security papers, inks and ink-jet products as well as newly developed applications and, in February 2008, the inauguration of a completely new web site and online store developed in conjunction with Minerva Design, a creative marketing and communications agency associated with a number of well known brands. In early 2009, as described above, Registrant formed its new Loss Prevention Division. Additionally, in 2009, Registrant is increasing its marketing efforts to former and potential customers in the anti-counterfeiting and anti-diversion marketplace through its internal sales resources.
Major Customers
During 2008, Registrant made sales or obtained revenues equal to 10% or more of Registrant’s 2008 total revenues from three non-affiliated customers who individually accounted for approximately 45%, 23% and 18%, respectively, of 2008 revenues of the Company.
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
Patents
Nocopi has received various patents and/or has patents pending in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. There can be no assurance, however, that such protection will be obtained on patents pending. Registrant currently has obtained patent protection on substantially all of its security inks including the RUB & REVEAL system and has patents pending on the recently marketed Rub-it & Color technology and new Multi-Mark Security Ink. Patents on Registrant’s line of burgundy colored papers, presently a minor portion of Registrant’s product line, have expired.
When a new product or process is developed, the developer may seek to preserve for itself the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited. Generally speaking, in order for a patent to be granted, the product or process must be new and be inventively different from what has been previously patented or otherwise known anywhere in the world. Patents generally have a duration of twenty years from the date of application depending on the jurisdiction concerned, after which time any person is free to exploit the product or process covered by a patent. A person who is the owner of a patent has, within the jurisdiction in which the patent is granted, the exclusive right, either directly or through licensees, to prevent any person from infringing on the patent.
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
During the years ended December 31, 2008 and 2007, Nocopi expended approximately $166,900 and $164,600 respectively, on research and development.
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
The loss prevention market includes numerous potential competitors, including large publicly traded companies such as NCR Corporation and regional paper converters, many of whom have greater financial resources and presence in these markets than Registrant.
Registrant currently has limited resources and competes with businesses that have greater financial resources than Registrant. There can be no assurance that, in addition, other businesses with greater resources than Registrant will not enter Registrant’s markets and compete successfully with Registrant.
Contrast Technologies (formerly Euro-Nocopi, S.A.)
Contrast Technologies (formerly Euro-Nocopi, S.A.) is a former affiliate of Registrant which, since June 2003, has held a perpetual royalty-free license to exploit Registrant’s technologies in Europe.

Employees
At March 13, 2009, Registrant had four full-time and three part-time employees.
Financial Information about Foreign and Domestic Operations
Registrant conducts its operations solely in the United States; however, it does have licensees in Europe and Asia. These licensees accounted for approximately 19% of Registrant’s gross revenues in 2008 and approximately 24% in 2007. Certain information concerning Registrant’s foreign and domestic operations is contained in Note 12 to Registrant’s Financial Statements included elsewhere in this Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
Not required for a smaller reporting company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Registrant’s corporate headquarters, research and ink production facilities are located at 9C Portland Road, West Conshohocken, Pennsylvania 19428. Its telephone number is (610) 834-9600. These premises consist of approximately 5,000 square feet of space in a multi-tenant building leased by the Registrant from an unaffiliated third party pursuant to a lease expiring in March 2013. Current monthly rent under this lease is $3,290 escalating one to three percent on each anniversary date of the lease beginning in April 2009. Registrant is also responsible for its pro-rata share of the operating costs of the building. Registrant incurred leasehold improvement expenditures of approximately $72,500 through December 31, 2008 and believes that additional leasehold improvement expenditures will not be significant. Registrant believes that this space will be adequate for its current needs and that additional space will be available as needed.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year ended December 31, 2008, no matters were submitted to a vote of Registrant’s security holders.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	High Bid	Low Bid
January 1, 2007 to March 31, 2007	$.87	$.45
April 1, 2007 to June 30, 2007	$.76	$.51
July 1, 2007 to September 30, 2007	$.66	$.38
October 1, 2007 to December 31, 2007	$.78	$.40

January 1, 2008 to March 31, 2008	$.61	$.32
April 1, 2008 to June 30, 2008	$.47	$.23
July 1, 2008 to September 30, 2008	$.35	$.15
October 1, 2008 to December 31, 2008	$.16	$.07

January 1, 2009 to March 13, 2009	$.11	$.06
As of March 13, 2009, 52,285,837 shares of Registrant’s common stock were outstanding. The number of holders of record of Registrant’s common stock was approximately 600. However, Registrant estimates that it has a significantly greater number of common stockholders because a number of shares of Registrant’s common stock are held of record by broker-dealers for their customers in street name. In addition to the 52,285,837 shares of common stock which are outstanding, Registrant, at March 13, 2009, has reserved for the issuance of 2,622,000 shares of its common stock which underlie options and warrants to purchase common stock of the Registrant.
The Company did not pay dividends in 2008 or 2007 and does not anticipate paying any such dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.
Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 12 on page 23 of this report on Form 10-K.
Recent Sales of Unregistered Securities
During April 2008, a warrant holder exercised warrants to acquire 10,000 shares of common stock of the Company at $.22 per share. During April 2007, the Company sold an aggregate of 104,166 shares of its common stock, par value $0.01 per share, to two individual investors (who were acquainted with a member of the Company’s Board of Directors) for $50,000, or $0.48 per share; during May 2007, the Company sold an aggregate of 364,583 shares of its common stock, par value $.01 per share, to five individual investors (who were acquainted with a member of the Company’s Board of Directors and are employed by a licensee of the Company) for $175,000, or $0.48 per share, 41,667 shares of its common stock, par value $.01 per share, to one individual investor (who was acquainted with a member of the Company’s Board of Directors) for $20,000, or $0.48 per share and 20,833 shares of its common stock, par value $.01 per share, to a member of the Company’s Board of Directors for $10,000, or $.48 per share, and during June 2007, the Company sold 57,777 shares of its common stock, par value $.01 per share, to one individual investor (who was acquainted with a member of the Company’s Board of Directors) for $27,733, or $0.48 per share. All shares were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in these transactions or received any commissions or other compensation. Proceeds of the sales were used to fund the Company’s working capital requirements.
Issuer Repurchases of Equity Securities
None
ITEM 6. SELECTED FINANCIAL DATA
Not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding, among other things, anticipated improvements in operations, the Company’s plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this report are forward-looking statements. The words “believe,’’ “expect,’’ “anticipate,’’ “should,’’ “plan,’’ “will,’’ “may,’’ “intend,’’ “estimate,’’ “potential,’’ “continue’’ and similar expressions, as they relate to the Company, are intended to identify forward-looking statements.
The Company has based these forward-looking statements largely on its current expectations and projections about future events, financial trends, market opportunities, competition, and the adequacy of the Company’s available cash resources, which the Company believes may affect its financial condition, results of operations, business strategy and financial needs. This Form 10-K also contains forward-looking statements attributed to third parties. All such statements can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. For these reasons, and because of the uncertainty relating to the current financial crisis in today’s economic environment and the potential reduction in demand for the Company’s products, you should not consider this information to be a guarantee by the Company or any other person that its objectives and plans will be achieved. When you consider these forward-looking statements, you should keep in mind the “Risk Factors” and other cautionary statements set forth in this Item 7 and elsewhere in this Form 10-K. The Company’s forward-looking statements speak only as of the date made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes, and keeping in mind this cautionary statement regarding forward-looking information.
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

The Company believes that, as fixed cost reductions beyond those it has achieved in recent years may not be achievable, its operating results are substantially dependent on revenue levels. Because revenues derived from licenses and royalties carry a much higher gross profit margin than other revenues, operating results are also substantially affected by changes in revenue mix.
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
Revenues for 2008 were $941,300, a decrease of approximately 32%, or $452,500, from $1,393,800 in 2007. Licenses, royalties and fees increased in 2008 by approximately 15% to $591,400 from $512,000 in 2007. The increase in licenses, royalties and fees is due primarily to the inception in the first half of 2007 of a license with one new licensee in the Entertainment and Toy Products business from whom revenues commenced in the second quarter of 2007 and higher licensing revenues from two other licensees in the Entertainment and Toy Products business in 2008 offset in part by the non-renewal of one license during 2007. Product and other sales decreased by $531,900, or approximately 60% to $349,900 in 2008 from $881,800 in 2007. In the second quarter of 2007, a new licensee in the Entertainment and Toy Products business placed initial orders with the Company for the reactive inks used in its product lines that utilize the Company’s technologies. These initial quantities of ink, along with additional purchases subsequent to the second quarter of 2007, have proven adequate to manufacture sufficient product to meet the licensee’s customer demands through the current time. The Company did not receive substantial ink orders from this licensee in 2008 and to date in 2009. Ink orders from the licensed printer of its other two licensees in the Entertainment and Toy Products business were approximately $155,800 lower in 2008 compared to 2007. Additionally, sales of the Company’s security paper declined in 2008 compared to 2007. The Company derived $598,200 or approximately 63% of total revenues, from licensees in the Entertainment and Toy Products business in 2008 compared to $1,003,100 or approximately 72% of total revenues, in 2007. The Company’s licensees in the Entertainment and Toy Products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. There can be no assurances that the marketing and product development activities of licensees in the Entertainment and Toy Products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions currently being experienced worldwide.
Gross profit decreased to $598,200 or approximately 64% of revenues in 2008 from $845,300 or approximately 61% of revenues in 2007. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. While gross profit in absolute dollars decreased in 2008 compared to 2007, gross profit, expressed as a percentage of revenues increased in 2008 compared to 2007 resulting from the increase in revenues represented by licenses, royalties and fees in 2008 compared to 2007.
As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Primarily due to the increase in revenues from licenses, royalties and fees in 2008 compared to 2007, the gross profit from licenses royalties and fees increased to approximately 85% of revenues from licenses royalties and fees in 2008 from approximately 79% in 2007.
The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of lower sales of both inks and security paper products as well as higher fixed expenses due to a staff addition in mid-2007, the gross profit from product and other sales declined to approximately 28% of revenues from product and other sales in 2008 from approximately 50% in 2007.
Research and development expenses of $166,900 in 2008 were comparable to $164,600 in 2007.
Sales and marketing expenses increased to $246,600 in 2008 from $241,600 in 2007. The increase primarily reflects expenses associated with the Company’s attendance at two trade shows, fees paid to sales consultants, one of whom was engaged late in the third quarter of 2007, as well as higher travel expenses associated with the higher level of sales activities including trade show travel offset in part by lower commission expense on the lower level of revenues in 2008 as compared to 2007.
General and administrative expenses increased to $547,000 in 2008 from $227,700 in 2007. The increase in 2008 compared to 2007 is due primarily to: a) the Company’s one-time contribution of $40,000 to a licensee of the Company under an agreement whereby the licensee acquired an interest in a patent held by a third party and the Company received, among other things, certain assurances regarding its continuing ability to manufacture and sell products to this licensee; b) $121,700 in expenses recorded in connection with the issuance of 500,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors in April 2008 (there were no options issued in 2007); c) higher compensation expense due in part to greater securities law compliance obligations and the inception in June 2008 of an employment agreement with the Company’s Chief Executive Officer; d) higher patent acquisition and maintenance expenses and e) higher legal and accounting fees related to higher levels of services required.
Other income (expenses) includes, in 2008, the reversal of $91,000 of accounts payable and accrued expenses that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired. In 2007, Other income (expenses) includes the reversal of $175,900 of accounts payable and accrued expenses that the Company, with legal counsel, has determined to be no longer statutorily payable including $166,200 of consulting fees that had been accrued, but not paid, under a consulting agreement that terminated in December 2002. During the third quarter of 2007, the Company, with legal counsel, determined that the statute of limitations on the consultant’s ability to bring a claim expired. Interest income decreased in 2008 to $2,800 from $6,200 in 2007 due to lower levels of funds invested in 2008 and lower short-term interest rates. There was no interest expense in 2008 as there were no loans outstanding during the year.
The net loss of $271,700 in 2008 compared to net income of $386,000 in 2007 results primarily from a lower gross profit on a lower level of revenues in 2008 compared to 2007, a one time transaction with a licensee and stock option expense in 2008, higher compensation expense and lower income derived from the reversal of accounts payable and accrued expenses that are no longer statutorily payable, offset in part by lower commission expense.
Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during 2008 and 2007.
Plan of Operation, Liquidity and Capital Resources
The Company’s cash and cash equivalents decreased to $87,200 at December 31, 2008 from $263,600 at December 31, 2007. During 2008, the Company received $2,200 from the exercise of warrants to purchase 10,000 shares of its common stock and used $175,200 to fund operations and $3,400 to fund capital purchases.
While the Company has added new licensees in the Entertainment and Toy Market over the past three years and has obtained significant increases in revenues from licenses, royalties and product sales from these licensees and their third party printers, its working capital requirements have increased primarily in support of inventory and receivables related to these revenues. During 2007, the Company achieved significant increases in revenues and recorded net income of $386,000 and $56,100 of operating cash flow. The Company recorded a net loss of $271,700 in 2008 and had negative operating cash flow of $175,200 during that period. At December 31, 2008, the Company had negative working capital of $11,900 and $12,400 in stockholder’s equity. At December 31, 2008, the Company had no loans outstanding. During the third quarter of 2008, the Company secured a $100,000 line of credit with a bank to provide working capital in the future, if needed. There have been no borrowings under the line of credit.

There can be no assurances that the bank will continue to make the line of credit available in the future.
In March 2009, the Company announced the formation of a new sales and marketing division, named the Loss Prevention Division, which will focus on sales of products to prevent and fight retail receipt and document fraud. This opportunity results from the renewal of a license agreement with a licensee who previously had exclusive rights to utilize the Company’s technologies in that specific market. The new non-exclusive arrangement permits the Company to sell its products and technologies to end-users and to license its technologies to others. The Company is employing, in 2009, two individuals with significant sales and marketing experience in the retail loss prevention industry. There can be no assurances that the Company will be successful in generating significant revenues from this market and that any revenues generated will result in positive cash flow for the Company. Management of the Company believes that it will need to obtain additional capital in the near future to fund the start-up and capital expenses of this new venture, to support working capital requirements associated with its existing revenue base and to fund operating losses that it believes will continue during 2009 related to the uncertainty associated with the worldwide economic downturn and losses that it believes will be incurred in developing revenues for its new Loss Prevention Division. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to return its historical business to profitability and develop its new Loss Prevention Division so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined future date.
There can be no assurances that the Company will be successful in obtaining additional investment. There can be no assurances that revenues in future periods will be sustained at levels that will allow it to return to and maintain positive cash flow.
The Company continues to maintain a cost containment program including curtailment of discretionary research and development and sales and marketing expenses, where possible. In 2007, it increased employment by one individual, acquired capital equipment to increase its ink production capacity and, in the second quarter of 2008, finalized an employment agreement with its Chief Executive Officer.
The Company’s plan of operation for the twelve months beginning with the date of this annual report consists of concentrating available human and financial resources on the successful start-up of its Loss Prevention Division and to continue to capitalize on the specific business relationships it has developed in the Entertainment and Toy Products business through ongoing development of applications for these licensees. The Company believes that these opportunities can provide increases in revenues and will continue to increase the Company’s production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support any ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. The Company plans to raise additional capital, in the form of debt, equity or both, to support its working capital requirements as well as to provide funding for its new and other business opportunities. There can be no assurances that the Company will be successful in raising additional capital, or that such additional capital will enable the Company to generate additional revenues and return to positive cash flow.
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
Dependency on Major Customer. The Company’s recent growth in revenues over the past two years compared to earlier periods has resulted primarily from relationships developed with a major customer and two of its operating companies. Revenues derived directly from this customer and indirectly, through its third party printers, equaled approximately 63% of the Company’s 2008 revenues. The Company also has substantial receivables from these businesses. While multi-year licenses exist with these organizations, the Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of these licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. As the Company’s licensees are subject to, and have been adversely affected, by economic conditions related to the current economic conditions, the Company’s revenues may be adversely impacted. Two of the license agreements with this customer are currently in force through year-end 2009 and a third through year-end 2010. The agreements contain renewal options. There can be no assurances that the licenses will continue in force at the same, or more favorable, terms beyond the current termination dates.
Possible Inability to Develop New Business. While the Company raised cash through additional capital investment in 2007 and generated cash flow from operations in 2007, it has had limited increases in its operating expenses until this time. However, additional expenditures will be required in 2009 to fund the new Loss Prevention Division. Management of the Company believes that any significant improvement in the Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources including its new Loss Prevention Division. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to return to and maintain positive operating cash flow in the future.
Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition in previous periods required it to significantly defer payments due vendors who supply raw materials and other components of its security inks, security paper that it purchases for resale, professional and other services. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. Delays in shipments to customers caused by the inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue supplying the Company with needed products could impact the Company’s ability to service its customers, thereby adversely affecting its customer and licensee relationships. Management of the Company believes that the capital investment and positive operating cash flow in 2007 have allowed the Company to improve its relationships with its vendors and professional service providers. There are, however, no assurances that the Company will be able to continue to maintain its vendor relationships in an acceptable manner.
Uneven Pattern of Quarterly and Annual Operating Results. The Company’s revenues, which are derived primarily from licensing, royalties and sales of products incorporating its technologies, are difficult to forecast due to the long sales cycle of its technologies, the potential for customer delay or deferral of implementation of its technologies, the size and timing of inception of individual license agreements, the success of its licensees and strategic partners in exploiting the market for the licensed products, modifications of customer budgets, and uneven patterns of royalty revenue and product orders. As the Company’s revenue base is not substantial, delays in finalizing license contracts, implementing the technology to initiate the revenue stream and customer ordering decisions can have a material adverse effect on the Company’s quarterly and annual revenue expectations and, as the Company’s operating expenses are substantially fixed, income expectations will be subject to a similar adverse outcome. As licensees for the Entertainment and Toy Products markets are added and the Company’s new Loss Prevention Division begins operations, the unpredictability of the Company’s revenue stream may be further impacted.
Volatility of Stock Price. The market price for the Company’s common stock has historically experienced significant fluctuations and may continue to do so. From inception through 2006 and again in 2008, the Company operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company’s common stock is not listed on a national or regional securities exchange and, consequently, it receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow the Company’s stock and its stock is also thinly traded. The Company’s market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.
Access to Capital. The Company anticipates that it will need to raise capital in the near future to fund its historical and new business operations. The current crisis in the financial markets has caused serious deterioration in the net worth and liquidity of many investors, including that of potential investors in the Company, and seriously eroded investor confidence in general thereby making it more difficult for the Company to raise capital. If the Company is unable to secure capital, in the form debt, equity or both, its ability to maintain its business operations in their current form may be adversely affected. There can be no assurances that the Company will be successful in obtaining additional investment in sufficient amounts to fund its ongoing business operations.
Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. The Company also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, its technologies could possibly be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action had been and may continue to be limited by its adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on its rights. The Company’s adverse liquidity situation in previous years had also impacted its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company has been advised by its patent counsel that no patent maintenance fees are known to be due during 2009. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected and the value of its technologies and intellectual property (including their value upon liquidation) could be substantially diminished.
Economic Conditions. The Company’s revenue is susceptible to changes in general economic conditions and the worsening global recession that is expected to continue through at least 2009. Decreasing consumer confidence, further slowdown in consumer spending or other downturn in the U.S. economy as a whole or in any geographic markets from which the Company derives revenue, could substantially impact its sales, liquidity and overall results of operations, as these factors may result in decreased demand for the Company’s products from its customers and licensees, and the Company’s ability to develop new customers and licensees. Due to the uncertainty surrounding the financial crisis, and the Company’s ability to predict the effect such conditions will have on its customers and licensees, the Company cannot predict the scope or magnitude of the negative effect that such an ongoing global financial crisis and economic slowdown will have on it.
Recently Adopted Accounting Pronouncements
SFAS No. 157 — Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only, which didn’t have any impact on the company’s financial statements. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their financial statements.
SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of its assets or liabilities.

SFAS No. 162 — The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company’s financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
SFAS No. 141R — Business Combinations
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
SFAS No. 160 — Noncontrolling interest in Consolidated Financial Statements
On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet determined the impact of the adoption of SFAS No. 160 on its financial statements and footnote disclosures.
SFAS No. 161 — Disclosures about Derivative Instruments and Hedging
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.
FSA 142-3 — Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its financial statements.
EITF 03-6-1 — Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company’s financial reporting.
APB 14-1 — Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)
In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is currently not applicable to the Company since the Company does not have any convertible debt.
EITF 07-5 — Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock
In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of EITF Issue No. 07-5 on its financial statements and footnote disclosure.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for a smaller reporting company.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
For information required with respect to this Item 8, see index to Financial Statements and Schedules on page F-1 of this report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The directors, officers and named executive officer of the Company, their ages, present positions with the Company, and a summary of their business experience are set forth below.
Michael A. Feinstein, M.D., 62, Chairman of the Board of Directors since December 1999 and Nocopi’s Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than thirty years, serving for more than twenty-five years as the President of a group medical practice including three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle University and his M.D. from Jefferson Medical College. He has represented Nocopi in numerous licensing negotiations, governmental meetings and capital raises.
William P. Curtis, Jr., 47, a director since November 2008 is a Partner at Porter & Curtis, L.L.C, of Media, Pennsylvania, an insurance brokerage and risk management consulting company. The technical focus of Porter & Curtis is in risk financing, specifically in the alternative financing area (insurance and reinsurance), and risk management including claims administration. Prior to forming Porter & Curtis, Mr. Curtis, along with Partner Kenneth Porter, founded and successfully managed a retail brokerage operation for Arthur J. Gallagher & Company, the fourth largest insurance broker in the world. Mr. Curtis is licensed as a Pennsylvania Attorney and a Resident Insurance Broker. He has a Bachelor of Science in Accounting and a M.B.A. in Finance from St. Joseph’s University in Philadelphia and a Juris Doctor from Temple University School of Law. In addition, he holds the Chartered Property Casualty Underwriter (CPCU), Associate in Risk Management (ARM), and Associate in Reinsurance (ARe) professional designations from the Insurance Institute of America.
Herman M. Gerwitz, CPA, 55, a director since May 2005, is the CFO of Keystone Property Group. Mr. Gerwitz has been with Keystone full time since 1998 and has been responsible for all the financial matters of a Real Estate Development Company that has grown to over 3 million square feet of commercial real estate and a $100,000,000 Real Estate Fund. Prior to joining Keystone, Mr. Gerwitz has spent 20 years as a partner in a public accounting firm. He has received a BBA from Temple University with master’s coursework at Widener University. He is a member of both the Pennsylvania and American Institutes of Certified Public Accountants since 1983.
Stanley G. Hart, 48, a director since March 2001, is President of three companies: S.G. Hart & Associates, LLC, a strategic brand protection consulting company, Brand Equity Builders, Inc., a market research and branding company and Ritter & Associates, Inc., a retail research and reporting company. Mr. Hart has served in these positions since 2003, 2006 and 2007, respectively. From its formation in 2000 until its merger in 2003, Mr. Hart was President and CEO of Westvaco Brand Security, Inc., a wholly owned subsidiary of MeadWestvaco Corporation. Prior thereto, Mr. Hart served Westvaco Corporation (parent company of Westvaco Brand Security, Inc.) for more than ten years in various management capacities. Mr. Hart has over 25 years of international general management experience within the market research, brand strategy, chemical and packaging industries. With five years as an expatriate, Mr. Hart’s diverse experience includes new ventures, international business, and mergers and acquisitions. Mr. Hart has a B.A. degree in Chemistry from the University of North Carolina at Chapel Hill, and a MBA from the Fuqua School of Business at Duke University.
Richard Levitt, 52, a director since December 1999, has been engaged in the computer and network services segment of the computer industry since 1981. Mr. Levitt is currently a Senior Account Executive for Dell Computer in Pittsburgh, PA. He is in the Corporate Business Group and is responsible for developing major accounts in Western Pennsylvania. Mr. Levitt has been with Dell since November 2005. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years grew to over 100 employees and $50 million in annual sales. Since founding XiTech, he had served as one of its corporate principals, as a Network Consultant and as the Manager of its Network Sales Force. Mr. Levitt left XiTech in 2004. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University.
Philip B. White, 70, of Ocean City, Maryland was elected to the Board of Directors in August 2006. Mr. White is currently an international consultant in the private sector providing regulatory and industry standards advice to international companies regulated by the Food and Drug Administration, the Consumer Product Safety Commission, and the Environmental Protection Agency. He also served as a Technical Advisor and Regulatory Liaison to Nocopi from 2002 to 2005. Before establishing his own global consulting practice in 2000, Mr. White was Director of Medical Device Consulting at the international firm of AAC Consulting Group (now Kendle), Rockville, Md., from 1994 to 2000. He retired from a 33-year career with the U.S. Food and Drug Administration in 1994. His last FDA position was Director of the Office of Standards and Regulations in the Center for Devices and Radiological Health. Previous FDA positions included Regional Director of FDA’s enforcement activities in the Southwestern Region, Deputy FDA Assistant Commissioner for Program Coordination, and Supervisory Food and Drug Inspector. He has served on the Board of Directors of the American National Standards Institute, the Association for Advancement of Medical Instrumentation, and the Regulatory Affairs Professionals Society. He is a 1961 graduate of Wilkes University, Wilkes-Barre, PA with a B.A. Degree in Biology. He also did graduate studies in 1967 and 1968 specializing in the Federal Food Drug and Cosmetic Act at the New York University Graduate Law School in New York City.
Rudolph A. Lutterschmidt, 62, has been Vice President and Chief Financial Officer of the Company for more than five years, serving in this capacity on a part-time basis since January 2000. Since July 2006, Mr. Lutterschmidt has been a consultant to several southeast Pennsylvania businesses including Murex Investments, a Philadelphia investment fund, where he provided financial guidance to two of its portfolio companies. From April 2005 to July 2006, Mr. Lutterschmidt was employed by BCA Employee Management Group, Inc., a Human Resource Outsource firm located in West Chester, PA. From January 2002 to March 2005, Mr. Lutterschmidt was employed by

CitySort LP, a data to delivery mailing business, serving as its Chief Financial Officer from January 2002 to February 2005. He is a graduate of Syracuse University, a member of Financial Executives International, the Institute of Management Accountants and is a Certified Management Accountant.
Terry W. Stovold, 46, Director of Worldwide Technical Sales since 2003, has been employed by Nocopi for more than twenty years. Mr. Stovold received a Forestry Technician College degree from Algonquin College and studied business at McGill University. He holds numerous U.S. and foreign patents in the fields of printing technology and printing inks with multiple patents pending.
The terms of the current directors will expire at the 2009 annual meeting of stockholders of the Company.
Corporate Governance
The Board of Directors has determined that all of the directors, with the exception of Michael A. Feinstein, M.D., who serves as acting Chief Executive Officer, are independent as that term is defined by the SEC. The Company did not make any material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors during 2009.
Audit Committee Financial Expert
The Company has established a standing audit committee in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934 that makes recommendations to the Company’s Board of Directors regarding the selection of an independent registered public accounting firm, reviews the results and scope of the Company’s audits and other accounting-related services and reviews and evaluates the Company’s internal control functions. The audit committee does not presently have a written charter. The audit committee is comprised of Michael A. Feinstein, M.D., its Chairman of the Board, and Herman M. Gerwitz, CPA. The Board of Directors has determined that Mr. Gerwitz is an “audit committee financial expert” as currently defined under the SEC rules implementing Section 407 of the Sarbanes Oxley Act of 2002 and that Mr. Gerwitz meets the criteria for independence as defined by the SEC.
Code of Ethics
The Company has adopted a Code of Ethics that applies to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and persons performing similar functions. A copy of the Company’s Code of Ethics is incorporated by reference to Exhibit 14.1 of this report on Form 10-K.
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
Based solely on the Company’s review of the copies of any Section 16(a) forms received by it, the Company believes that with respect to the fiscal year ended December 31, 2008, all the Reporting Persons complied with all applicable filing requirements except as follows:
Michael A. Feinstein, M.D., Chairman of the Board, directly and indirectly acquired stock of the Company on multiple occasions and failed to file a Form 4 on a timely basis. Dr. Feinstein and Messrs. Gerwitz, Hart, Levitt and White directly acquired stock options and failed to file a Form 4 on a timely basis. All such reports have been filed. All directors are current with no filing delinquencies.
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth information concerning compensation for 2008 and 2007 paid to Michael A. Feinstein, M.D., the Company’s Chairman who has served since February 2000 as the Company’s Chief Executive Officer, and Terry W. Stovold, Director of Worldwide Technical Sales, the only employee to receive compensation in 2008 greater than $100,000 (the “Named Executive”).

							Nonqualified
Name						Nonequity	deferred
and				Stock	Option	incentive plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael A. Feinstein, M.D.
Chairman, President and	2008	49,583			24,340				73,923
Chief Executive Officer	2007

Terry W. Stovold
Director of Worldwide	2008	36,000						81,233 (1)	117,233
Technical Sales	2007	36,000						122,657 (1)	158,657

(1)	Sales commissions
Dr. Feinstein entered into a written employment agreement effective June 1, 2008 under which he serves as President and Chief Executive Officer of the Company for an initial term of three years with successive one year renewal terms. The employment agreement provides for an annual base salary of $85,000 which may be increased annually at the discretion of the Board of Directors and an annual performance bonus determined by the Board of Directors. In certain situations, including a change in control, Dr. Feinstein may be eligible to receive his base salary for a period of up to twelve months following the termination of employment. The employment agreement prohibits him from competing with the Company during the term of this agreement and for two years after the termination of his employment with the Company.
In addition to his salary, Mr. Stovold receives a 10% commission on royalties and product sales from licensees and customers that were acquired through his personal sales efforts.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards
(a)	(b)	(c)	(d)	(e)	(f)
			Equity
			Income
	Number	Number	Plan
	Of	Of	Awards
	Securities	Securities	Number of Securities
	Underlying	Underlying	Underlying
	Options	Options	Unexercised	Option	Option
	(#)	(#)	Options	Exercise	Expiration
Name	Exercisable	Unexercisable	(#)	Price	Date
Michael A. Feinstein, M.D.	150,000		150,000	$.17	April 29, 2009
Michael A. Feinstein, M.D.	100,000		100,000	$.10	April 29, 2010
Michael A. Feinstein, M.D.	100,000		100,000	$.215	April 29, 2011
Michael A. Feinstein, M.D.		100,000	100,000	$.45	April 29, 2013

Terry W. Stovold	0		0

There are no outstanding stock awards.
If Dr. Feinstein’s employment is terminated as a result of a change in control, Dr. Feinstein is entitled to receive severance payments equal to twelve months of his then base salary.
Director Compensation
The following table summarizes compensation earned by the Company’s non-executive directors for the year ended December 31, 2008. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of the Company.

	Fees
	earned				Nonqualified
	or			Nonequity	deferred
	paid in	Stock	Option	incentive plan	compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William P. Curtis, Jr.	0	0	0	0	0	0	0
Herman M. Gerwitz (1)	0	0	24,340	0	0	0	24,340
Stanley G. Hart (2)	0	0	24,340	0	0	0	24,340
Richard Levitt (3)	0	0	24,340	0	0	0	24,340
Philip B. White (4)	0	0	24,340	0	0	0	24,340

At December 31, 2008:

(1)	Mr. Gerwitz held 200,000 exercisable stock options and 100,000 non-exercisable stock options.

(2)	Mr. Hart held 350,000 exercisable stock options and 100,000 non-exercisable stock options.

(3)	Mr. Levitt held 350,000 exercisable stock options and 100,000 non-exercisable stock options.

(4)	Mr. White held 150,000 exercisable stock options and 100,000 non-exercisable stock options.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of March 13, 2009, the stock ownership of (1) each person or group known by the Registrant to beneficially own 5% or more of Registrant’s common stock and (2) each director and Named Executive (as set forth under the heading “Executive Compensation”) individually, and (3) all directors and executive officers of the Company as a group. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 9C Portland Road, West Conshohocken, Pennsylvania, 19428.

Common Stock
	Number
	Of Shares
	Beneficially	Percentage of
Name of Beneficial Owner	Owned	Class (1)
5% Stockholders
Westvaco Brand Security, Inc. (2) One High Ridge Park Stamford, CT 06905	3,917,030	7.2%
Philip N. Hudson P.O. Box 160892 San Antonio, TX 78280-3092 (3)	3,777,777	6.9%
Ross. L Campbell 675 Lewis Lane Ambler, PA 19002 (4)	3,264,457	6.0%

Directors, Officers and Named Executive
Michael A Feinstein, M.D. (5)	3,387,281	6.2%
Willian P. Curtis, Jr	197,011	*
Herman M. Gerwitz (6)	498,500	*
Stanley G. Hart (7)	450,000	*
Richard Levitt (8)	700,000	1.3%
Philip B. White (9)	472,833	*
Terry W. Stovold	0	*
All Executive Officers and Directors as a Group (7 individuals) (10)	5,806,225	10.7%

*	Less than 1.0%.

(1)	Where the Number of Shares Beneficially Owned (reported in the preceding column) includes shares which may be purchased upon the exercise of outstanding stock options which are or within sixty days will become exercisable (“presently exercisable options”) the percentage of class reported in this column has been calculated assuming the exercise of such presently exercisable options.

(2)	As reflected in a Schedule 13D dated March 14, 2001 filed on behalf of Westvaco Brand Security, Inc.

(3)	As reflected in a Schedule 13D dated August 11, 2008 filed on behalf of Philip N. Hudson.

(4)	As reflected in a Schedule 13D dated April 4, 2005 filed on behalf of Ross L. Campbell.

(5)	Includes 656,000 shares held by a pension plan of which Dr. Feinstein is a trustee, 100,000 shares held in an IRA and 450,000 presently exercisable stock options.

(6)	Includes 50,000 shares held by a trust on behalf of a child of Mr. Gerwitz, 6,000 shared held in an IRA and 300,000 presently exercisable stock options.

(7)	Includes 450,000 presently exercisable stock options.

(8)	Includes 450,000 presently exercisable stock options.

(9)	Includes 250,000 presently exercisable stock options and 150,000 presently exercisable stock options held by Mr. White’s wife.

(10)	Includes 2,150,000 presently exercisable stock options.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2008

			Number of securities
			remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding options,	plans (excluding
	of outstanding options,	warrants and rights	securities reflected in
Plan Category	warrants and rights	compensation plans	column (a))
	(a)	(b)	(c)

Equity Compensation plans approved by security holders	575,000	$.20	-0-
Equity Compensation plans not approved by security holders (1)	1,675,000	$.24	325,000
Warrants issued in connection with short-term loans (2)	47,000	$.23	-0-

Total	2,297,000	$.23	325,000

(1)	Registrant’s 1999 Stock Option Plan was adopted by the Registrant’s Board of Directors in February 1999. The Plan provides for the grant of incentive or non-qualified options to purchase up to 2,000,000 shares of common restricted stock of the Registrant to employees, directors, consultants and advisors. The Plan is administered by the Board of Directors or a committee of not less than two board members appointed by the board and terminates on the tenth anniversary of its adoption.

(2)	Warrants issued in connection with the receipt of $57,000 of short term-notes were approved by the Board of Directors. In 2008, 10,000 warrants were exercised. The warrants expire in five years.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
During 2007, the Company received an unsecured loan of $7,000 from Michael A. Feinstein, M.D., the Company’s Chairman of the Board and repaid $29,000, including unsecured loans of $22,000 outstanding at the beginning of 2007. Interest of approximately $2,700 on the loans, at 7%, was paid in 2008.
During 2007, the Company repaid, with interest, an unsecured loan of $15,000 that was outstanding at the beginning of 2007, from Herman M. Gerwitz, a director. The loan bore interest at 7%, for a total payment of approximately $16,200 including interest of approximately $1,200.
During 2007, the Company sold 20,833 unregistered shares of its common stock to Philip B. White, a director for $10,000 ($.48 per share).
During 2008, each of the Company’s then five directors, Dr. Feinstein and Messrs. Gerwitz, Hart, Levitt and White received options to purchase 100,000 shares of the Company’s common stock at $.45 per share. The options expire in 2013.
The Board of Directors has determined that all the directors, with the exception of Michael A. Feinstein, M.D., who serves as President and Chief Executive Officer, are independent as that term is defined by the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Company has retained the public accounting firm of Morison Cogen, LLP, whose principal business address is 150 Monument Rd., Suite 500, Bala Cynwyd, PA 19004, to perform its annual audit for inclusion of its report on Form 10-K and perform SAS 100 reviews of quarterly information in connection with Form 10-Q filings.
Audit Fees
During 2008 and 2007, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $29,000 and $25,000, respectively.
Audit-Related Fees
During 2008, the aggregate fees billed for professional services rendered by our principal accountant for assurance and related services reasonably related to the performance of the audit or review of financial statements was $1,200. During 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.
Tax Fees
During 2008 and 2007, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $4,000 in each year.
All Other Fees
During 2008 and 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.
Audit Committee Approval
The Audit Committee, consisting of Michael A. Feinstein, M.D., Chairman, President and Chief Executive Officer, and Herman M. Gerwitz, CPA, evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. All non-audit services were approved by the audit committee. We do not rely on pre-approval policies and procedures.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

Date: March 31, 2009	By: /s/ Michael A. Feinstein, M.D. Michael A. Feinstein, M.D. Title: Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D. Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009

/s/ Rudolph A. Lutterschmidt Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2009

/s/ William P. Curtis, Jr. William P. Curtis, Jr.	Director	March 31, 2009

/s/ Herman M. Gerwitz Herman M. Gerwitz	Director	March 31, 2009

/s/ Stanley G. Hart Stanley G. Hart	Director	March 31, 2009

/s/ Richard Levitt Richard Levitt	Director	March 31, 2009

/s/ Philip B. White Philip B. White	Director	March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
of Nocopi Technologies, Inc.
West Conshohocken, Pennsylvania
We have audited the accompanying balance sheets of Nocopi Technologies, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed Note 3 to the financial statements, the Company has incurred losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ MORISON COGEN, LLP
Bala Cynwyd, Pennsylvania
March 27, 2009

Nocopi Technologies, Inc.
Balance Sheets*

	December 31
	2008	2007
Assets

Current assets
Cash and cash equivalents	$87,200	$263,600
Accounts receivable less $5,000 allowance for doubtful accounts	167,100	221,900
Inventory	97,200	92,300
Prepaid and other	35,900	56,200

Total current assets	387,400	634,000

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,900	509,400

	257,400	581,900
Less: accumulated depreciation and amortization	233,100	548,500

	24,300	33,400

Total assets	$411,700	$667,400

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$272,200	$364,200
Accrued expenses	117,100	137,200
Accrued income taxes	—	800
Deferred revenue	10,000	5,000

Total current liabilities	399,300	507,200

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, $1.00 par value
Authorized - 300,000 shares
Issued and outstanding — none
Common stock, $.01 par value
Authorized - 75,000,000 shares
Issued and outstanding
2008 - 52,285,837 shares; 2007 - 52,275,837 shares	522,900	522,800
Paid-in capital	12,132,300	12,008,500
Accumulated deficit	(12,642,800)	(12,371,100)

	12,400	160,200

Total liabilities and stockholders’ equity	$411,700	$667,400

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Operations*

	Years ended December 31
	2008	2007
Revenues
Licenses, royalties and fees	$591,400	$512,000
Product and other sales	349,900	881,800

	941,300	1,393,800

Cost of revenues
Licenses, royalties and fees	90,200	106,100
Product and other sales	252,900	442,400

	343,100	548,500

Gross profit	598,200	845,300

Operating expenses
Research and development	166,900	164,600
Sales and marketing	246,600	241,600
General and administrative	547,000	227,700

	960,500	633,900

Net income (loss) from operations	(362,300)	211,400

Other income (expenses)
Reversal of accounts payable and accrued expenses	91,000	175,900
Interest income	2,800	6,200
Interest expense and bank charges	(2,300)	(6,700)

	91,500	175,400

Net income (loss) before income taxes	(270,800)	386,800
Income taxes	900	800

Net income (loss)	$(271,700)	$386,000

Net income (loss) per common share
Basic	$(.01)	$.01
Diluted	$(.01)	$.01

Weighted average common shares outstanding
Basic	52,282,920	52,078,349
Diluted	52,282,920	53,392,882

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Stockholders’ Equity (Deficiency)*
For the Period January 1, 2007 through December 31, 2008

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance — January 1, 2007	51,686,811	$516,900	$11,731,700	$(12,757,100)	$(508,500)
Sales of common stock	589,026	5,900	276,800		282,700
Net income				386,000	386,000

Balance — December 31, 2007	52,275,837	522,800	12,008,500	(12,371,100)	160,200
Exercise of warrants	10,000	100	2,100		2,200
Stock option compensation			121,700		121,700
Net loss				(271,700)	(271,700)

Balance — December 31, 2008	52,285,837	$522,900	$12,132,300	$(12,642,800)	$12,400

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*

	Years ended December 31
	2008	2007
Operating Activities
Net income (loss)	($271,700)	$386,000
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	12,500	20,000
Decrease in allowance for doubtful accounts	—	(15,000)
Reversal of accounts payable and accrued expenses	(91,000)	(175,900)
Compensation expense — stock option grants	121,700	—

	(228,500)	215,100

(Increase) decrease in assets
Accounts receivable	54,800	(114,900)
Arbitration settlement receivable	—	50,000
Inventory	(4,900)	(34,000)
Prepaid and other	20,300	(31,400)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(21,100)	(28,700)
Accrued income taxes	(800)	800
Deferred revenue	5,000	(800)

	53,300	(159,000)

Net cash provided by (used in) operating activities	(175,200)	56,100

Investing Activities
Additions to fixed assets	(3,400)	(29,300)

Net cash used in investing activities	(3,400)	(29,300)

Financing Activities
Exercise of warrants	2,200	—
Issuance of common stock	—	282,700
Proceeds from demand and other loans	—	7,000
Demand and other loan repayments	—	(106,000)

Net cash provided by financing activities	2,200	183,700

Increase (decrease) in cash and cash equivalents	(176,400)	210,500
Cash and cash equivalents
Beginning of year	263,600	53,100

End of year	$87,200	$263,600

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,700	$5,500
Cash paid for income taxes	$2,400	—

Supplemental Disclosure of Non Cash Investing Activities
Write-off of fully depreciated furniture, fixtures and equipment
Furniture, fixtures and equipment	($327,900)	—
Accumulated depreciation	$327,900	—

*	The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
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
Earnings (loss) per share — The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for the year ended December 31, 2008, common stock equivalents, consisting of stock options and warrants, were anti-dilutive for that period. The table below presents the computation of basic and diluted weighted average common shares outstanding:

	2008	2007
Basic shares outstanding	52,282,920	52,078,349
Incremental shares from assumed conversion of stock options and warrants	—	1,314,533

Diluted shares outstanding	52,282,920	53,392,882

Comprehensive income (loss) — The Company follows Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” Since the Company has no items of comprehensive income (loss), Comprehensive income (loss) is equal to net income (loss).
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
Recently Adopted Accounting Pronouncements
SFAS No. 157 — Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only, which didn’t have any impact on the company’s financial statements. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their financial statements.
SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of its assets or liabilities.
SFAS No. 162 — The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
SFAS No. 141R — Business Combinations
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
SFAS No. 160 — Noncontrolling interest in Consolidated Financial Statements
On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet determined the impact of the adoption of SFAS No. 160 on its financial statements and footnote disclosures.
SFAS No. 161 — Disclosures about Derivative Instruments and Hedging
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.
FSA 142-3 — Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its financial statements.
EITF 03-6-1 — Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in

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
APB 14-1 — Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)
In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is currently not applicable to the Company since the Company does not have any convertible debt.
EITF 07-5 — Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock
In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of EITF Issue No. 07-5 on its financial statements and footnote disclosure.
3. Going Concern
Since its inception, with the exception of the year ended December 31, 2007 during which it generated net income of $386,000, the Company has incurred significant losses and, as of December 31, 2008, had accumulated losses of $12,642,800. For the year ended December 31, 2008, the Company’s net loss from operations was $362,300 compared to net income from operations of $211,400 in the year ended December 31, 2007. The Company had negative working capital of $11,900 at December 31, 2008 compared to positive working capital of $126,800 at December 31, 2007. Due in part to the recession which has and is continuing to negatively impact the country’s economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.
During 2007, the Company raised $282,700 in a valid private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended whereby 568,193 shares of the Company’s common stock were sold to nine non-affiliated individual investors and 20,833 were sold to a Director of the Company. These investments, combined with cash generated from operations during the year ended December 31, 2007, have permitted the Company to continue in operation to the current date. During 2008, the Company negotiated a $100,000 revolving line of credit with a bank as an additional potential source of capital. There have been no borrowings under the line of credit since its inception. There can be no assurances that the bank will continue to make the line of credit available in the future. Management of the Company believes that it will need additional capital in the near future both to fund investments needed to increase its operating revenues to levels that will sustain its operations, to fund the start-up of a new business line and to fund operating deficits that it anticipates will continue until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined future date.
The Company’s independent registered public accountants have included a “going concern” explanatory paragraph in their audit report accompanying the 2008 financial statements. The paragraph states that the Company’s recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
5. Line of Credit
In August 2008, the Company negotiated a $100,000 revolving line of credit with a bank to provide a source of working capital, if required. The line of credit is secured by all the assets of the Company and bears interest at the bank’s prime rate plus .5%. The line of credit is subject to an annual review and quiet period. There have been no borrowings under the line of credit since its inception.
6. Demand and Other Short-Term Loans
During 2007, the Company received (i) an unsecured loan of $7,000 from Michael A. Feinstein, M.D., its Chairman of the Board and (ii) repaid loans in the amount of $106,000 provided by five individuals from 2005 to 2007 including $29,000 lent by Dr. Feinstein and a $15,000 loan from Herman M. Gerwitz, a Director. At December 31, 2008 and 2007, the Company had no loans outstanding.
7. Stockholders’ Equity
During 2008, a warrant holder exercised warrants to acquire 10,000 shares of common stock of the Company at $.22 per share. During 2007, the Company sold 568,193 shares of its common stock to nine non-affiliated individual investors and 20,833 shares to Philip B. White, a Director, for a total of $282,700 pursuant to a valid private placement.
8. Other Income (Expenses)
Other income (expenses) includes, for the year ended December 31, 2008, the reversal of $91,000 of accounts payable and accrued expenses that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired. For the year ended December 31, 2007, Other income (expenses) includes the reversal of $175,900 of accounts payable and accrued expenses that the Company, with legal counsel, has determined to be no longer statutorily payable including $166,200 of consulting fees that had been accrued, but not paid, under a consulting agreement that terminated in December 2002. During the third quarter of 2007, the Company, with legal counsel, determined that the statute of limitations on the consultant’s ability to bring a claim expired.
9. Income Taxes
The Company recorded an income tax expense of $900 in the year ended December 31, 2008 for certain state income taxes due for 2007 in excess of the tax liability recorded in that year. The Company recorded a provision of $800 for estimated state income taxes for the year ended December 31, 2007. There is no income tax benefit for 2008 due to the availability of net operating loss carryforwards (“NOL’s”) for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At December 31, 2008 and 2007, the Company had NOL’s approximating $8,297,000 and $7,919,000, respectively. The operating losses at December 31, 2008 are available to offset future taxable income; however, if not utilized, they expire in varying amounts through the year 2027. As a result of the sale of the Company’s common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL’s may be limited. Additionally, the utilization of these NOL’s, if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no temporary differences for the years ended December 31, 2008 and 2007. The Company has established a 100% valuation allowance of approximately $3,402,000 and $3,247,000 at December 31, 2008 and 2007, respectively, for the deferred tax assets due to the uncertainty of their realization.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and no unrecognized tax benefits at December 31, 2007. There was no change in unrecognized tax benefits during the year ended December 31, 2008 and there was no accrual for uncertain tax positions as of December 31, 2008.

There were no interest and penalties recognized in the statement of operations and in the balance sheet. Tax years from 2005 through 2008 remain subject to examination by U.S. federal and state tax jurisdictions.
10. Commitments and Contingencies
The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2013.
Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2008 are: $40,900 — 2009; $40,900 — 2010; $42,200 — 2011; $43,400 — 2012 and $10,900 — 2013.
Total rental expense under operating leases was $41,200 and $37,600 in 2008 and 2007, respectively.
The Company has a three-year employment agreement, effective in June 2008, with Michael A. Feinstein, M.D., its Chairman of the Board and Chief Executive Officer. Dr. Feinstein receives base compensation of $85,000 per year plus a performance bonus determined by the Company’s Board of Directors. Future minimum compensation payments under this employment agreement are: $85,000 — 2009; $85,000 — 2010; and $35,400 — 2011.
From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.
11. Stock Options and 401(k) Savings Plan
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
In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company prior to December 31, 2005. As of December 31, 2008 and 2007, there was no unrecognized compensation expenses related to non-vested market-based share awards.
A summary of stock options under the Company’s stock option plans follows:

		Exercise	Weighted
	Number of	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding at December 31, 2006 and 2007	1,750,000	$.10 to $.22	.16
Options granted	500,000	.45	.45

Outstanding at December 31, 2008	2,250,000	$.10 to $.45	$.23

		Exercise	Weighted
	Option	Price Range	Average
	Shares	Per Share	Exercise Price
Exercisable at year end:
2007 and 2008	1,750,000	$.10 to $.22	$.16

Options available for future grant under all plans:
2007	825,000
2008	325,000
     The following table summarizes information about stock options outstanding at December 31, 2008:

Range of exercise prices	$.10 to $.45

Number outstanding at December 31, 2008	2,250,000

Weighted average remaining contractual life (years)	1.77

Weighted average exercise price	$.23

Exercisable options:
Number outstanding at December 31, 2008	1,750,000

Weighted average remaining contractual life (years)	1.04

Weighted average exercise price	$.16

On April 30, 2008, the Company, under its directors stock option plan, granted options to each of its then five directors, including one member who is also an executive officer of the Company, to purchase 100,000 shares each of its common stock at an exercise price of $0.45 per share, vesting on January 1, 2009, and expiring five years from the date of grant. The options were contingent on the directors attending a certain percentage of Board of Directors meetings during 2008. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company recognized compensation expense of $121,700 during the year ended December 31, 2008 over the vesting period of the options to account for the cost of employee and director services received by the Company in exchange for the grant of stock options. The fair value was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-3.03%; volatility-61% and dividend yield-0. There were no stock options granted during 2007.
At December 31, 2008, the Company has reserved 2,622,000 shares of common stock for possible future issuance upon exercise of stock options and warrants. The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2008 or 2007.
12. Major Customer and Geographic Information
The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Year ended December 31
	2008	2007
Customer A	45%	47%
Customer B	23%	15%
Customer C	18%	24%
The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2008	2007
Customer A	65%	68%
Customer B	28%	22%
Customer C	—	10%
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

     The Company’s revenues by geographic region are as follows:

	Year ended December 31
	2008	2007
North America	$765,300	$1,054,500
Asia	174,400	330,200
Europe	1,600	8,300
Australia and New Zealand	—	800

	$941,300	$1,393,800

13. Subsequent Events
In February 2009, the Company granted options to acquire 200,000 shares of its common stock to five employees of the Company, options to acquire 75,000 shares of its common stock to two consultants and options to acquire 50,000 shares of its common stock to an officer of the Company at $.12 per share. The options vest after one year and expire after five years.
In March 2009, the Company announced the formation of a new sales and marketing division that will focus on sales of products to prevent and fight retail receipt and document fraud. In conjunction with this new initiative, the Company is in the process of negotiating employment agreements with three individuals, one of whom is a current employee of the Company.

Exhibit Index
The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (15)

3.2	Amended and Restated Bylaws (15)

4.1	Form of Certificate of Common Stock (11)

10.1†	Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (1)

10.2†	Nocopi Technologies, Inc. 1996 Stock Option Plan (2)

10.3†	Nocopi Technologies, Inc. 1999 Stock Option Plan (3)

10.4†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (3)

10.5	Director Indemnification Agreement (4)

10.6	Officer Indemnification Agreement (4)

10.7	Stock Purchase Agreement with Westvaco Brand Security, Inc. (5)

10.8	Registration Rights Agreement with Westvaco Brand Security, Inc. (5)

10.9	Subscription Agreement with Entrevest I Associates (6)

10.10	Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (6)

10.11	Settlement Agreement with Euro-Nocopi, S.A. (7)

10.12	Agreement of Terms with Entrevest I Associates (8)

10.13	Conversion Agreement (9)

10.14	Patent License Agreement with Giddy Up, LLC and Color Loco, LLC (12)

10.15	Addendum #1 to Patent License Agreement with Giddy Up, LLC and Color Loco, LLC (12)

10.16	Amendment dated July 18, 2007 to Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (13)

10.17†	Employment Agreement with Michael A. Feinstein, M.D. (14)

10.18	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated August 19, 2008 between the Company and Sovereign Bank (15)

14.1	Code of Ethics (10)

31.1*	Certification of Chief Financial Officer required by Rule 13a-14(a)

Exhibit
Number	Description

31.2*	Certification of Chief Executive Officer required by Rule 13a-14(a)

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit filed with this Report.

†	Compensation plans and arrangements for executives and others.

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1993

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 1998

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2002

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2003

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2004

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2004

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2004

(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2005

(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2006

(13)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2007

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2008

(15)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008