Form 10-Q
period 2009-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2009-05-15
CIK 888981

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009.
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 52,285,837 shares of common stock, par value $.01, as of May 1, 2009

NOCOPI TECHNOLOGIES, INC.
INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Operations for Three Months ended March 31, 2009 and March 31, 2008	1

Balance Sheets at March 31, 2009 and December 31, 2008	2

Statements of Cash Flows for Three Months ended March 31, 2009 and March 31, 2008	3

Notes to Financial Statements	4-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-18

Item 4T. Controls and Procedures	19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	20

Item 4. Submissions of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

SIGNATURES	21

EXHIBIT INDEX	22

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended March 31
	2009	2008
Revenues
Licenses, royalties and fees	$70,500	$194,200
Product and other sales	43,100	77,600

	113,600	271,800

Cost of revenues
Licenses, royalties and fees	20,000	22,900
Product and other sales	47,200	62,200

	67,200	85,100

Gross profit	46,400	186,700

Operating expenses
Research and development	42,200	42,300
Sales and marketing	73,900	67,900
General and administrative	109,600	136,300

	225,700	246,500

Net loss from operations	(179,300)	(59,800)

Other income (expenses)
Interest income	—	1,400
Bank charges	(200)	(600)

	(200)	800

Net loss	($179,500)	($59,000)

Basic and diluted loss per common share	($.00)	($.00)

Basic and diluted weighted average common shares outstanding	52,285,837	52,275,837

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Balance Sheets*

	March 31	December 31
	2009	2008
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$43,400	$87,200
Accounts receivable less $5,000 allowance for doubtful accounts	79,300	167,100
Inventory	90,200	97,200
Prepaid and other	31,900	35,900

Total current assets	244,800	387,400

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,900	184,900

	257,400	257,400
Less: accumulated depreciation and amortization	235,400	233,100

	22,000	24,300

Total assets	$266,800	$411,700

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities
Accounts payable	$263,900	$272,200
Accrued expenses	143,900	117,100
Deferred revenue	24,200	10,000

Total current liabilities	432,000	399,300

Stockholders’ equity (deficiency)
Common stock, $.01 par value
Authorized — 75,000,000 shares
Issued and outstanding — 52,285,837 shares	522,900	522,900
Paid-in capital	12,134,200	12,132,300
Accumulated deficit	(12,822,300)	(12,642,800)

Total stockholders’ equity (deficiency)	(165,200)	12,400

Total liabilities and stockholders’ equity (deficiency)	$266,800	$411,700

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Three Months ended March 31
	2009	2008
Operating Activities
Net loss	($179,500)	($59,000)
Adjustment to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	2,300	3,300
Compensation expense — stock option grants	1,900	—

	(175,300)	(55,700)

Decrease in assets
Accounts receivable	87,800	15,900
Inventory	7,000	20,500
Prepaid and other	4,000	11,200
Increase (decrease) in liabilities
Accounts payable and accrued expenses	18,500	10,600
Accrued income taxes	—	(800)
Deferred revenue	14,200	—

	131,500	57,400

Net cash provided by (used in) operating activities	(43,800)	1,700

Increase (decrease) in cash and cash equivalents	(43,800)	1,700
Cash and cash equivalents at beginning of year	87,200	263,600

Cash and cash equivalents at end of period	$43,400	$265,300

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2,700
Cash paid for income taxes	$—	$800

*	See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2008 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2008 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2009 may not be necessarily indicative of the operating results expected for the full year.
Note 2. Going Concern
Since its inception, the Company has incurred significant losses and, as of March 31, 2009, had accumulated losses of $12,822,300. For the three months ended March 31, 2009, the Company had a net loss from operations of $179,300 and negative cash flow from operations of $43,800. At March 31, 2009, the Company had negative working capital of $187,200 and a stockholders’ deficiency of $165,200. For the year ended December 31, 2008, the Company’s net loss from operations was $362,300. Due in part to the recession that has and is continuing to negatively impact the country’s economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business and its newly formed Loss Prevention Division. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.
During 2008, the Company negotiated a $100,000 revolving line of credit with a bank as an additional potential source of capital. There were no borrowings under the line of credit through March 31, 2009; in early April 2009, the Company borrowed $50,000 under the line of credit to fund its operating activities. There can be no assurances that the bank will continue to make the line of credit available in the future. Management of the Company believes that it will need additional capital in the immediate future to fund investments needed to increase its operating revenues to levels that will sustain its operations, to fund the start-up of a new business line and to fund operating deficits that it anticipates will continue until revenues from traditional product lines increase and revenues from new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations in the near future.
Note 3. Stock Based Compensation
The Company follows SFAS 123(R), “Share-Based Payment” and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.
In February 2009, the Board of Directors of the Company granted options to acquire 200,000 shares of its common stock to five employees of the Company, options to acquire 75,000 shares of its common stock to two consultants and options to acquire 50,000 shares of its common stock to an officer of the Company at $.12 per share. The options vest after one year and expire after five years. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), expense of approximately $22,900 is being recognized over the vesting period of the options through February 2010 to account for the cost of services received by the Company in exchange for the grant of stock options. During the three months ended March 31, 2009, expense of approximately $1,900 was recognized. As of March 31, 2009, the unrecognized portion of expense was approximately $21,000. There were no stock options granted, exercised or cancelled during the three months ended March 31, 2008.

The following table summarizes all stock option activity of the Company since December 31, 2008:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding options December 31, 2008	2,250,000	$.10 to $.45	$.23

Issued	325,000	$0.12	$0.12

Outstanding options March 31, 2009	2,575,000	$.10 to $.45	$.21

Weighted average remaining contractual life (years)	1.95

Exercisable options March 31, 2009	2,250,000	$.10 to $.45	$.23

Weighted average remaining contractual life (years)	1.52
Note 4. Line of Credit
In August 2008, the Company negotiated a $100,000 revolving line of credit with a bank to provide a source of working capital. The line of credit is secured by all the assets of the Company and bears interest at the bank’s prime rate plus .5%. At March 31, 2009, the interest rate applicable to the Company’s line of credit was 3.75%. The line of credit is subject to an annual review and quiet period. There were no borrowings under the line of credit through March 31, 2009; in early April 2009, the Company borrowed $50,000 under the line of credit to fund its operating activities.
Note 5. Income Taxes
There is no income tax benefit for the losses for the three months ended March 31, 2009 and March 31, 2008 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.
There was no change in unrecognized tax benefits during the period ended March 31, 2009 and there was no accrual for uncertain tax positions as of March 31, 2009.

Tax years from 2005 through 2008 remain subject to examination by U.S. federal and state jurisdictions.
Note 6. Loss per Share
In accordance with SFAS No. 128, Earnings per Share, basic earnings (loss) per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three months ended March 31, 2009 and March 31, 2008, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.
Note 7. Major Customer and Geographic Information
The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended March 31
	2009	2008
Customer A	40%	58%
Customer B	19%	15%
Customer C	16%	14%
Customer D	13%	6%
The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31	December 31
	2009	2008
Customer A	55%	65%
Customer B	11%	28%
Customer C	22%	—
Customer D	6%	3%
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.

The Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2009	2008
North America	$94,900	$232,000
Other	18,700	39,800

	$113,600	$271,800

Note 8. Subsequent Events
The Company is presently negotiating employment agreements with three individuals, one of whom is a current employee of the Company, related to the Company’s formation of a new sales and marketing division that focuses on sales of products to prevent and fight retail receipt and document fraud.
At April 29, 2009, options to purchase 950,000 shares of the Company’s common stock held by directors, officers and others expired.

Item 2.
NOCOPI TECHNOLOGIES, INC.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
Forward-Looking Information
     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding, among other things, anticipated improvements in operations, the Company’s plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this report are forward-looking statements. The words “believe,’’ “expect,’’ “anticipate,’’ “should,’’ “plan,’’ “will,’’ “may,’’ “intend,’’ “estimate,’’ “potential,’’ “continue’’ and similar expressions, as they relate to the Company, are intended to identify forward-looking statements.
     The Company has based these forward-looking statements largely on its current expectations and projections about future events, financial trends, market opportunities, competition, and the adequacy of the Company’s available cash resources, which the Company believes may affect its financial condition, results of operations, business strategy and financial needs. This Form 10-Q also contains forward-looking statements attributed to third parties. All such statements can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. For these reasons, and because of the uncertainty relating to the current financial crisis in today’s economic environment and the potential reduction in demand for the Company’s products, you should not consider this information to be a guarantee by the Company or any other person that its objectives and plans will be achieved. When you consider these forward-looking statements, you should keep in mind the “Risk Factors” and other cautionary statements set forth in this Item 2 and elsewhere in this Form 10-Q. The Company’s forward-looking statements speak only as of the date made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Financial Statements and related notes included elsewhere in this report as well as with the Company’s audited Financial Statements and Notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009, and keeping in mind this cautionary statement regarding forward-looking information.

Results of Operations
     The Company’s revenues are derived from (i) royalties paid by licensees of the Company’s technologies, (ii) fees for the provision of technical services to licensees and (iii) the direct sale of (a) products incorporating the Company’s technologies, such as inks, security paper and pressure sensitive labels, and (b) equipment used to support the application of the Company’s technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by the Company’s licensees and/or additional royalties, which typically vary with the licensee’s sales or production of products incorporating the licensed technology. Technical services, in the form of on-site or telephone consultations by members of the Company’s technical staff, may be offered to licensees of the Company’s technologies. The consulting fees are billed at agreed upon per diem or hourly rates at the time the services are rendered. Service fees and sales revenues vary directly with the number of units of service or product provided.
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

     Revenues for the first quarter of 2009 were $113,600 compared to $271,800 in the first quarter of 2008, a decrease of approximately 58%. Licenses, royalties and fees decreased by $123,700, or approximately 64%, in the first quarter of 2009 to $70,500 from $194,200 in the first quarter of 2008. The decrease in licenses, royalties and fees is due primarily to significant declines in licensing revenues from three licensees in the entertainment and toy products business and lower royalties from a licensee in the retail receipt and document fraud market resulting from the conversion of an exclusive license to a non-exclusive license at a lower royalty rate at the beginning of 2009 offset in part by revenues from two licenses signed in late 2008 and early 2009. The conversion to a non-exclusive license with this licensee in the retail receipt and document fraud market enables the Company to enter this market to sell its security products directly to loss prevention departments within retail businesses and chains and to license other printers who serve this market segment. Product sales decreased by $34,500, or approximately 44%, to $43,100 in the first quarter of 2009 from $77,600 in the first quarter of 2008. Sales of both ink and security paper declined in the first quarter of 2009 compared to the first quarter of 2008. The lower level of ink sales in the first quarter of 2009 compared to the first quarter of 2008 is due primarily to lower ink requirements of a third party printer of the Company’s major licensee in the entertainment and toy products business related to the licensees’ declines in sales during the current period of economic decline. Additionally, ink sales to the Company’s licensee in the retail receipt and document fraud market declined in the first quarter of 2009 compared to the first quarter of 2008. The Company derived revenues of approximately $64,500 from licensees and their printers in the entertainment and toy products market in the first quarter of 2009 compared to approximately $197,800 in the first quarter of 2008. Sales of security paper also declined in the first quarter of 2009 compared to the first quarter of 2008.
     The Company’s gross profit decreased to $46,400 in the first quarter of 2009, or approximately 41% of revenues, from $186,700 in the first quarter of 2008, or approximately 69% of gross revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.
     As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as the overall gross profit. Primarily due to the decrease in revenues from licenses, royalties and fees in the first quarter of 2009 compared to the first quarter of 2008, the gross profit from licenses, royalties and fees decreased to approximately 72% of revenues from licenses, royalties and fees in the first quarter of 2009 from approximately 88% in the first quarter of 2008.
     The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of lower sales of both inks and security paper products and an approximate constant fixed component of costs in the first quarter of 2009 compared to the first quarter of 2008, there was a negative gross profit from product and other sales of approximately 10% of revenues in the first quarter of 2009 compared to a gross profit of approximately 20% of revenues in the first quarter of 2008.
     Research and development expenses of $42,200 in the first quarter of 2009 were comparable to $42,300 in the first quarter of 2008.
     Sales and marketing expenses increased to $73,900 in the first quarter of 2009 from $67,900 in the first quarter of 2008. The increase reflects fees paid to two sales consultants involved in the start up of the Company’s new Loss Prevention Division offset in part by lower commission expense on the lower level of sales, lower costs associated with the Company’s web site and other expense reductions.
     General and administrative expenses were $109,600 in the first quarter of 2009 compared to $136,300 in the first quarter of 2008. The decrease in the first quarter of 2009 is due primarily to: a) the non-recurrence of the Company’s one-time contribution in the first quarter of 2008 of $40,000 to a licensee of the Company under an agreement whereby the licensee acquired an interest in a patent held by a third party and the Company received, among other things, certain assurances regarding its continuing ability to manufacture and sell products to this licensee; b) no patent acquisition and maintenance expenses in the first quarter of 2009; and c) lower insurance expense in the first quarter of 2009 compared to the first quarter of 2008 related to favorable policy renewals offset in part by a) higher compensation expense due in part to the inception in June 2008 of an employment agreement with the Company’s Chief Executive Officer; and b) higher legal and audit expense in the first quarter of 2009 compared to the first quarter of 2008 due to greater year-end compliance obligations.
     Other income (expenses) decreased in the first quarter of 2009 compared to the first quarter of 2008 due to lower interest income on invested cash.
     The net loss of $179,500 in the first quarter of 2009 compared to the net loss of $59,000 in the first quarter of 2008 results primarily from a lower gross profit on the lower level of revenues, higher compensation expense as well as consulting fees related to the start up Company’s new Loss Prevention Division offset in part by the non-recurrence of a one time transaction with a licensee, lower commissions and other sales related expenses and lower patent related costs.
     Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during the first quarter of 2009 and the first quarter of 2008.

Plan of Operation, Liquidity and Capital Resources
     During the first quarter of 2009, the Company’s cash and cash equivalents decreased to $43,400 at March 31, 2009 from $87,200 at December 31, 2008, as $43,800 was used to support its operating activities.
     While the Company has added new licensees in the entertainment and toy market over the past three years and had obtained significant increases in revenues from licenses, royalties and product sales from these licensees and their third party printers through the end of 2008, its working capital requirements have increased primarily in support of inventory and receivables related to these revenues. During the first quarter of 2009, the Company’s revenues declined significantly as a result of declines in licensing revenues from its principal licensees in the entertainment and toy products business and incurred expenditures related to the inception of a new division that will sell the Company’s security products directly to loss prevention departments within retail businesses and chains and to license other printers who serve this market segment. Primarily resulting from these two factors, the Company recorded a net loss of $179,500 in the first quarter of 2009 and had negative operating cash flow of $43,800 during that period. At March 31, 2009, the Company had negative working capital of $187,200 and stockholders’ deficiency of $165,200. For the full year of 2008, the Company had a net loss of $271,700 and had negative operating cash flow of $175,200 during the year. At December 31, 2008, the Company had negative working capital of $11,900 and $12,400 in stockholders’ equity. During the third quarter of 2008, the Company secured a $100,000 line of credit with a bank to provide working capital in the future. There were no borrowings under the line of credit through March 31, 2009; in early April 2009, the Company borrowed $50,000 under the line of credit to fund its operating activities. There can be no assurances that the bank will continue to make the line of credit available in the future.
     In March 2009, the Company announced the formation of a new sales and marketing division, named the Loss Prevention Division, which will focus on sales of products to prevent and fight retail receipt and document fraud. This opportunity results from the renewal of a license agreement with a licensee who previously had exclusive rights to utilize the Company’s technologies in that specific market. The new non-exclusive arrangement permits the Company to sell its products and technologies to end-users and to license its technologies to others. The Company will employ, in 2009, two individuals with significant sales and marketing experience in the retail loss prevention industry. There can be no assurances that the Company will be successful in generating significant revenues from this market or that any revenues generated will result in positive cash flow for the Company. Management of the Company believes that it will need to obtain additional capital in the immediate future to fund the start-up and capital expenses of this new venture, to support working capital requirements associated with its existing revenue base and to fund operating losses that it believes will continue during 2009 as a result of the uncertainty associated with the worldwide economic downturn and losses that it believes will be incurred in developing revenues for its new Loss Prevention Division. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to return its historical business to profitability and develop its new Loss Prevention Division so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations in the near future.
     The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of capitalizing on the specific business relationships it has developed in the entertainment and toy products business through ongoing applications development for these licensees. The Company is also actively pursuing potential opportunities for its applications in new markets including the retail loss prevention market. The Company believes that these initiatives can provide increases in revenues and it will continue to increase its production and technical staff as necessary and invest in capital equipment needed to support potential growth in its ink production requirements. The Company plans to raise additional capital, in the form of debt, equity or both to support its working capital requirements. There can be no assurances that the Company will be successful in raising additional capital.
     The Company generates a significant portion of its total revenues from licensees in the entertainment and toy products market. A continuation of the slowdown in consumer spending that was experienced in the first quarter of 2009 due to the current negative economic environment may adversely affect the sales of these licensees’ products that are generally sold through retail outlets over the balance of the year. The Company’s revenues, results of operations and liquidity would likewise be negatively impacted as they were in the first quarter of 2009.
Risk Factors
     The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond the Company’s control. These risks could cause actual operating and financial results to differ materially from those expressed in the Company’s forward looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC including the Company’s annual report on Form 10-K filed on March 31, 2009:
Dependency on Major Customer. The Company derives a significant percentage of its revenues through a relationship with a major customer and two of its operating companies. Revenues obtained directly from this customer and indirectly, through its third party printers, equaled approximately 56% of the Company’s first quarter 2009 revenues and approximately 63% of the Company’s 2008 full year revenues. The Company also has substantial receivables from these businesses. While multi-year licenses exist with these organizations, the Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of these licensees to return to levels of sales of products utilizing the Company’s technologies achieved in earlier periods could adversely affect the Company’s operating results and cash flow. As the Company’s licensees are subject to, and have been adversely affected, by economic conditions related to the current economic conditions, the Company’s revenues may be adversely impacted. Two of the license agreements with this customer are currently in force through year-end 2009 and a third through year-end 2010. The agreements contain renewal options. There can be no assurances that the licenses will continue in force at the same, or more favorable, terms beyond the current termination dates.

Possible Inability to Develop New Business. While the Company raised cash through additional capital investment in 2007 and generated cash flow from operations in 2007, it has had limited increases in its operating expenses until this time. However, additional expenditures will be required in 2009 to fund the new Loss Prevention Division. Management of the Company believes that any significant improvement in the Company’s cash flow from operations must result from increases in revenues from traditional sources and from new revenue sources including its new Loss Prevention Division. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to return to and maintain positive operating cash flow in the future.
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
Volatility of Stock Price. The market price for the Company’s common stock has historically experienced significant fluctuations and may continue to do so. From inception through 2006 and again in 2008 and the first quarter of 2009, the Company operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company’s common stock is not listed on a national or regional securities exchange and, consequently, it receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow the Company’s stock and its stock is also thinly traded. The Company’s market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.
Access to Capital. The Company will need to raise capital in the immediate future to fund its historical and new business operations. The current crisis in the financial markets has caused serious deterioration in the net worth and liquidity of many investors, including that of potential investors in the Company, and seriously eroded investor confidence in general thereby making it more difficult for the Company to raise capital. If the Company is unable to secure capital, in the form debt, equity or both, its ability to maintain its business operations in their current form may be adversely affected. There can be no assurances that the Company will be successful in obtaining additional investment in sufficient amounts to fund its ongoing business operations.
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
Recently Adopted Accounting Pronouncements
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented. FSP APB 14-1 is currently not applicable to the Company.
In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”), which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company does not currently have any instruments that would be affected by the adoption of EITF Issue No. 07-5.
In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. The Company does not currently have any share-based awards that would qualify as participating securities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this statement in each period did not have a material impact on its financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will not have a material impact on the Company’s financial statements.
In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.
In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.
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

NOCOPI TECHNOLOGIES, INC.
DATE: May 15, 2009	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: May 15, 2009	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.