Form 10-Q
period 2009-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2009-08-14
CIK 888981

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 53,551,462 shares of common stock, par value $.01, as of August 1, 2009.

NOCOPI TECHNOLOGIES, INC.
INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Operations for Three and Six Months Ended June 30, 2009 and June 30, 2008	1
Balance Sheets at June 30, 2009 and December 31, 2008	2
Statements of Cash Flows for Six Months Ended June 30, 2009 and June 30, 2008	3
Notes to Financial Statements	4-8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-18
Item 4T. Controls and Procedures	19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults upon Senior Securities	20
Item 4. Submissions of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20

SIGNATURES	21

EXHIBIT INDEX	22

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2009	2008	2009	2008
Revenues
Licenses, royalties and fees	$95,300	$109,900	$165,800	$304,100
Product and other sales	92,200	127,600	135,300	205,200

	187,500	237,500	301,100	509,300

Cost of revenues
Licenses, royalties and fees	23,300	24,000	43,300	46,900
Product and other sales	66,200	76,000	113,400	138,200

	89,500	100,000	156,700	185,100

Gross profit	98,000	137,500	144,400	324,200

Operating expenses
Research and development	40,900	39,800	83,100	82,100
Sales and marketing	95,700	65,600	169,600	133,500
General and administrative	88,300	112,600	197,900	248,900

	224,900	218,000	450,600	464,500

Net loss from operations	(126,900)	(80,500)	(306,200)	(140,300)

Other income (expenses)
Reversal of accounts payable and accrued expenses	69,100	37,500	69,100	37,500
Interest income	—	900	—	2,300
Interest expense and bank charges	(800)	(500)	(1,000)	(1,100)

	68,300	37,900	68,100	38,700

Net loss before income taxes	(58,600)	(42,600)	(238,100)	(101,600)
Income taxes	—	900	—	900

Net loss	$(58,600)	$(43,500)	$(238,100)	$(102,500)

Basic and diluted net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and diluted weighted average common shares outstanding	52,541,045	52,284,170	52,413,441	52,280,004

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Balance Sheets*

	June 30	December 31
	2009	2008
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$54,400	$87,200
Accounts receivable less $5,000 allowance for doubtful accounts	115,500	167,100
Inventory	81,500	97,200
Prepaid and other	22,100	35,900

Total current assets	273,500	387,400

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,900	184,900

	257,400	257,400
Less: accumulated depreciation and amortization	237,700	233,100

	19,700	24,300

Total assets	$293,200	$411,700

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities
Line of credit	$75,000	—
Accounts payable	263,200	$272,200
Accrued expenses	114,600	117,100
Deferred revenue	17,200	10,000

Total current liabilities	470,000	399,300

Stockholders’ equity (deficiency)
Common stock, $.01 par value
Authorized — 75,000,000 shares
Issued and outstanding
2009 — 52,926,462 shares; 2008 — 52,285,837 shares	529,300	522,900
Paid-in capital	12,174,800	12,132,300
Accumulated deficit	(12,880,900)	(12,642,800)

Total stockholders’ equity (deficiency)	(176,800)	12,400

Total liabilities and stockholders’ equity (deficiency)	$293,200	$411,700

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Six Months ended June 30
	2009	2008
Operating Activities
Net loss	$(238,100)	$(102,500)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	4,600	6,600
Reversal of accounts payable and accrued expenses	(69,100)	(37,500)
Compensation expense — stock option grants	7,900	30,500

	(294,700)	(102,900)

(Increase) decrease in assets
Accounts receivable	51,600	78,800
Inventory	15,700	(1,400)
Prepaid and other	13,800	19,600
Increase (decrease) in liabilities
Accounts payable and accrued expenses	57,600	(41,600)
Accrued income taxes	—	(800)
Deferred revenue	7,200	—

	145,900	54,600

Net cash used in operating activities	(148,800)	(48,300)

Investing Activities
Additions to fixed assets	—	(1,200)

Net cash used in investing activities	—	(1,200)

Financing Activities
Net borrowings under line of credit	75,000	—
Issuance of common stock	41,000	—
Exercise of warrants	—	2,200

Net cash provided by financing activities	116,000	2,200

Decrease in cash and cash equivalents	(32,800)	(47,300)
Cash and cash equivalents at beginning of year	87,200	263,600

Cash and cash equivalents at end of period	$54,400	$216,300

Supplemental disclosure of cash flow information
Cash paid for interest	$400	$2,700
Cash paid for income taxes	—	$1,600

*	See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2008 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2008 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2009 may not be necessarily indicative of the operating results expected for the full year.
Note 2. Going Concern
Since its inception, the Company has incurred significant losses and, as of June 30, 2009, had accumulated losses of $12,880,900. For the six months ended June 30, 2009, the Company had a net loss from operations of $306,200 and negative cash flow from operations of $148,800. At June 30, 2009, the Company had negative working capital of $196,500 and a stockholders’ deficiency of $176,800. For the year ended December 31, 2008, the Company’s net loss from operations was $362,300. Due in part to the recession that has and is continuing to negatively impact the country’s economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business and its newly formed Loss Prevention Division. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.
During 2008, the Company negotiated a $100,000 revolving line of credit with a bank as an additional potential source of capital. During the second quarter of 2009, the Company borrowed $75,000 under the line of credit to fund its operating activities. There can be no assurances that the bank will continue to make the line of credit available in the future. During the second quarter of 2009, the Company raised $41,000 in a private placement whereby 640,625 shares of the Company’s common stock were sold to two non-affiliated individual investors. Management of the Company is continuing to seek potential investors to fund investments needed to increase its operating revenues to levels that will sustain its operations, to fund the start-up of a new business line and to fund operating deficits that it anticipates will continue until revenues from traditional product lines increase and revenues from new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations in the near future.
Note 3. Stock Based Compensation
The Company follows SFAS 123(R), “Share-Based Payment” and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.
In February 2009, the Board of Directors of the Company, under the Company’s 1999 Stock Option Plan, granted options to acquire 200,000 shares of its common stock to five employees of the Company, options to acquire 75,000 shares of its common stock to two consultants and options to acquire 50,000 shares of its common stock to an officer of the Company at $.12 per share. The options vest after one year and expire after five years. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), compensation expense of approximately $22,900 is being recognized over the vesting period of the options through February 2010 to account for the cost of services received by the Company in exchange for the grant of stock options. During the three months and six months ended June 30, 2009, compensation expense of approximately $6,000 and $7,900, respectively, was recognized. As of June 30, 2009, the unrecognized portion of compensation expense was approximately $15,000.
On April 30, 2008, under the Company’s directors’ option plan (the “Plan”), options to acquire 100,000 shares of the Company’s common stock were granted to each of the five members of the Board of Directors of the Company, including one member who is also an executive officer of the Company, at $.45 per share. Under the terms of the Plan, the options (i) vested on January 1, 2009 and (ii) will expire five years from the date of grant. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), compensation expense of approximately $121,700 was recognized during 2008 to account for the cost of employee and director services received by the Company in exchange for the grant of stock options. During the three and six months ended June 30, 2008, compensation expense of approximately $30,500 was recognized.
The Company’s 1999 Stock Option Plan terminated in February 2009 and no further stock options can be granted under the plan; however, options granted before the termination date may be exercised through their expiration date.

The following table summarizes all stock option activity of the Company since December 31, 2008:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding options - December 31, 2008	2,250,000	$.10 to $.45	$.23

Issued	325,000	$.12	$.12

Canceled	950,000	$.17	$.17

Outstanding options - June 30, 2009	1,625,000	$.10 to $.45	$.24

Weighted average remaining contractual life (years)	2.79

Exercisable options - June 30, 2009	1,300,000	$.10 to $.45	$.27

Weighted average remaining contractual life (years)	2.32
Note 4. Line of Credit
In August 2008, the Company negotiated a $100,000 revolving line of credit with a bank to provide a source of working capital. The line of credit is secured by all the assets of the Company and bears interest at the bank’s prime rate plus .5%. At June 30, 2009, the interest rate applicable to the Company’s line of credit was 3.75%. The line of credit is subject to an annual review and quiet period. The Company presently is required to pay interest only on borrowings under the line of credit. During the three months ended June 30, 2009, the Company borrowed $75,000 of the $100,000 available under the line of credit.
Note 5. Stockholders’ Equity (Deficiency)
During the second quarter of 2009, the Company sold 640,625 shares of its common stock to two non-affiliated individuals for a total of $41,000 pursuant to a private placement. During the second quarter of 2008, a non-affiliated warrant holder exercised warrants to acquire 10,000 shares of common stock of the Company at $.22 per share.
Note 6. Other Income (Expenses)
Other income (expenses) includes, for the three months and six months ended June 30, 2009, the reversal of $69,100 of accounts payable related to invoices received from 2001 through 2003 from a business for consulting services that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired. Other income (expenses) included, for the three months and six months ended June 30, 2008, the reversal of $37,500 of accounts payable and accrued expenses that the Company, with legal counsel, determined to be no longer statutorily payable as the statute of limitations to bring a claim had expired.
Note 7. Income Taxes
There is no income tax benefit for the three months and six months ended June 30, 2009 and June 30, 2008 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits. The Company recorded an income tax expense of $900 in the three months and six months ended June 30, 2008 for certain state income taxes due for 2007 in excess of the tax liability recorded in that year.
There was no change in unrecognized tax benefits during the period ended June 30, 2009 and there was no accrual for uncertain tax positions as of June 30, 2009.
Tax years from 2005 through 2008 remain subject to examination by U.S. federal and state jurisdictions.
Note 8. Loss per Share
In accordance with SFAS No. 128, Earnings per Share, basic earnings (loss) per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three months and six months ended June 30, 2009 and June 30, 2008, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.
Note 9. Major Customer and Geographic Information
The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended		Six Months ended
	June 30		June 30
	2009	2008	2009	2008
Customer A	34%	34%	36%	47%
Customer B	30%	31%	25%	22%
Customer C	17%	19%	18%	17%
Customer D	8%	6%	10%	6%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30	December 31
	2009	2008
Customer A	55%	65%
Customer B	24%	—
Customer C	17%	28%
Customer D	—	3%
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.
The Company’s revenues by geographic region are as follows:

	Three Months ended		Six Months ended
	June 30		June 30
	2009	2008	2009	2008
North America	$131,800	$163,300	$226,700	$395,300
Other	55,700	74,200	74,400	114,000

	$187,500	$237,500	$301,100	$509,300

Note 10. Subsequent Events
The Company continues negotiations for employment agreements with three individuals, one of whom is a current employee of the Company, related to the Company’s formation of a new sales and marketing division that focuses on sales of products to prevent and fight retail receipt and document fraud.
In July 2009, the Company sold 625,000 shares of its common stock to a non-affiliated investor for a total of $35,000 pursuant to a private placement.

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
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Financial Statements and related notes included elsewhere in this report as well as with the Company’s audited Financial Statements and Notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009, and keeping in mind this entire cautionary statement regarding forward-looking information.

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
     Revenues for the second quarter of 2009 were $187,500 compared to $237,500 in the second quarter of 2008, a decrease of $50,000, or approximately 21%. Licenses, royalties and fees decreased by $14,600, or approximately 13%, to $95,300 in the second quarter of 2009 from $109,900 in the second quarter of 2008. The decrease in licenses, royalties and fees is due primarily to lower licensing revenues derived from three licensees in the entertainment and toy products business and lower royalties from a licensee in the retail receipt and document fraud market resulting from the conversion of an exclusive license to a non-exclusive license at a lower royalty rate at the beginning of 2009 offset in part by revenues from two licenses signed in late 2008 and early 2009. The conversion to a non-exclusive license with this licensee in the retail receipt and document fraud market enables the Company to enter this market to sell its security products directly to loss prevention departments within retail businesses and chains and to license other printers who serve this market segment. Product and other sales decreased by $35,400, or approximately 28%, to $92,200 in the second quarter of 2009 from $127,600 in the second quarter of 2008. Sales of both ink and security paper declined in the second quarter of 2009 compared to the second quarter of 2008. The lower level of ink sales in the second quarter of 2009 compared to the second quarter of 2008 is due primarily to lower ink requirements of the third party printers of the Company’s major licensee in the entertainment and toy products business due to the licensees’ decline in sales during the current period of economic decline. The Company derived revenues of approximately $121,100 from licensees and their printers in the entertainment and toy products market in the second quarter of 2009 compared to approximately $155,700 in the second quarter of 2008. Sales of security paper also declined in the second quarter of 2009 compared to the second quarter of 2008.
     For the first six months of 2009, revenues were $301,100, $208,200, or approximately 41%, lower than revenues of $509,300 in the first six months of 2008. Licenses, royalties and fees of $165,800 in the first half of 2009 were $138,300, or approximately 45%, lower than $304,100 in the first half of 2008, due primarily to the same factors that caused the revenue decline in the second quarter of 2009 compared to the second quarter of 2008. Product and other sales declined by $69,900, or approximately 34%, to $135,300 in the first half of 2009 from $205,200 in the first half of 2008. The lower level of ink sales in the first half of 2009 compared to the first half of 2008 is due primarily to lower ink requirements of the third party printers of the Company’s major licensee in the entertainment and toy products business related to the licensees’ declines in sales during the current period of economic decline. The Company derived revenues of approximately $185,600 from licensees and their printers in the entertainment and toy products market in the first half of 2009 compared to approximately $353,500 in the first half of 2008. Additionally, ink sales to the Company’s licensee in the retail receipt and document fraud market declined in the first half of 2009 compared to the first half of 2008. The Company also experienced a decline in sales of its security papers in the first half of 2009 compared to the first half of 2008.
     The Company’s gross profit decreased to $98,000 in the second quarter of 2009 or approximately 52% of revenues from $137,500 or approximately 58% of revenues in the second quarter of 2008. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in the second quarter of 2009 compared to the second quarter of 2008 results primarily from lower gross revenues from licenses, royalties and fees and product and other sales in the second quarter of 2009 compared to the second quarter of 2008.
     For the first six months of 2009, the gross profit was $144,400, or approximately 48% of revenues, compared to $324,200, or approximately 64% of revenues, in the first six months of

2008. The decrease in the gross profit in absolute dollars and as a percentage of revenues in the first half of 2009 compared to the first half of 2008 resulted from lower gross revenues of both licenses, royalties and fees and product and other sales in the first half of 2009 compared to the first half of 2008.
     As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as the overall gross profit. Primarily due to the decrease in revenues from licenses, royalties and fees in the second quarter of 2009 compared to the second quarter of 2008, the gross profit from licenses, royalties and fees decreased to approximately 76% of revenues from licenses, royalties and fees in the second quarter of 2009 from approximately 78% in the second quarter of 2008 and to approximately 74% of revenues from licenses, royalties and fees in the first half of 2009 from approximately 85% in the first half of 2008.
     The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of lower sales of both inks and security paper products in the second quarter of 2009 compared to the second quarter of 2008, the gross profit from product and other sales declined to approximately 28% of revenues in the second quarter of 2009 compared to approximately 40% of revenues from product and other sales in the second quarter of 2008 and to approximately 16% of revenues from product and other sales in the first half of 2009 compared to approximately 33% of revenues from product and other sales in the first half of 2008.
     Research and development expenses of $40,900 and $83,100 in the second quarter and first six months of 2009 were comparable to $39,800 and $82,100 in the second quarter and first six months of 2008.
     Sales and marketing expenses increased to $95,700 in the second quarter of 2009 from $65,600 in the second quarter of 2008 and to $169,600 in the first six months of 2009 from $133,500 in the first six months of 2008. The increase in both the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008 reflects fees paid to two sales consultants involved in the start up of the Company’s new Loss Prevention Division, participation in three Loss Prevention trade shows in the second quarter of 2009 and related travel expenses offset in part by lower commission expense on the lower level of sales and lower costs associated with the Company’s web site in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008.
     General and administrative expenses decreased to $88,300 in the second quarter of 2009 from $112,600 in the second quarter of 2008. The decrease in the second quarter of 2009 compared to the second quarter of 2008 is due primarily to: a) $6,000 in expenses recorded in the second quarter of 2009 in connection with the issuance of 325,000 options to purchase shares of the Company’s common stock in February 2009 to employees, an officer and others compared to $30,500 in expenses recorded in the second quarter of 2008 in connection with the issuance of 500,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors in April 2008; b) no patent acquisition and maintenance expenses in the second quarter of 2009; c) lower insurance expense in the second quarter of 2009 compared to the second quarter of 2008 related to favorable policy renewals and d) lower legal expenses due to lower requirements in the second quarter of 2009 compared to the second quarter of 2008 offset in part by higher compensation expense due to the inception in June 2008 of an employment agreement with the Company’s Chief Executive Officer.
     For the first six months of 2009, general and administrative expenses decreased to $197,900 from $248,900 in the first six months of 2008 due primarily to: a) the non-recurrence of the Company’s one-time contribution in the first half of 2008 of $40,000 to a licensee of the Company under an agreement whereby the licensee acquired an interest in a patent held by a third party and the Company received, among other things, certain assurances regarding its continuing ability to manufacture and sell products to this licensee; b) $7,900 in expenses recorded in the first half of 2009 in connection with the issuance of 325,000 options to purchase shares of the Company’s common stock in February 2009 to employees, an officer and others compared to $30,500 in expenses recorded in the first half of 2008 in connection with the issuance of 500,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors in April 2008; c) no patent acquisition and maintenance expenses in the first half of 2009; and d) lower insurance expense in the first half of 2009 compared to the first half of 2008 related to favorable policy renewals offset in part by higher compensation expense due to the inception in June 2008 of an employment agreement with the Company’s Chief Executive Officer.
     Other income (expenses) includes, for the three months and six months ended June 30, 2009, the reversal of $69,100 of accounts payable related to invoices received from 2001 through 2003 from a business for consulting services that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired. Other income (expenses) included, for the three months and six months ended June 30, 2008, the reversal of $37,500 of accounts payable and accrued expenses that the Company, with legal counsel, determined to be no longer statutorily payable as the statute of limitations to bring a claim had expired. Additionally, the Company incurred interest expense in the second quarter and first six months of 2009 on funds borrowed under its line of credit. There was no interest expense in the second quarter and first six months of 2008 as there were no loans outstanding during those periods.
     The net loss of $58,600 in the second quarter of 2009 compared to the net loss of $43,500 in the second quarter of 2008 results primarily from a lower gross profit on a lower level of revenues, higher compensation expense as well as consulting fees, business show and travel expense related to the start up Company’s new Loss Prevention Division offset in part by lower commissions and other sales related expenses, lower stock option compensation expense, lower patent related costs and higher income related to the reversal of accounts payable that are no longer statutorily payable. The net loss of $238,100 for the six months ended June 30, 2009 compared to the net loss of $102,500 in the six months ended June 30, 2008 results primarily from a lower gross profit on the lower level of revenues, higher compensation expense as well as consulting fees, business show and travel expense related to the start up Company’s new Loss Prevention Division offset in part by the non-recurrence of a one time transaction with a licensee, lower commissions and other sales related expenses, lower stock option compensation expense, lower patent related costs and higher income related to the reversal of accounts payable that are no longer statutorily payable.

     Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during the second quarter and first half of 2009 and the second quarter and first half of 2008.
Plan of Operation, Liquidity and Capital Resources
     The Company’s cash and cash equivalents decreased to $54,400 at June 30, 2009 from $87,200 at December 31, 2008. During the first half of 2009, the Company received $41,000 from the sale of 640,625 shares of its common stock, borrowed $75,000 from a bank under its line of credit and used $148,800 to fund operations.
     While the Company has added new licensees in the entertainment and toy market over the past three years and had obtained significant increases in revenues from licenses, royalties and product sales from these licensees and their third party printers through the end of 2008, its working capital requirements have increased primarily in support of inventory and receivables related to these revenues. During the first half of 2009, the Company’s revenues declined significantly as a result of declines in licensing revenues from its principal licensees in the entertainment and toy products business and incurred expenditures related to the inception of a new division that will sell the Company’s security products directly to loss prevention departments within retail businesses and chains and to license other printers who serve this market segment. Primarily resulting from these two factors, the Company recorded a net loss of $238,100 in the first six months of 2009 and had negative operating cash flow of $148,800 during that period. At June 30, 2009, the Company had negative working capital of $196,500 and stockholders’ deficiency of $176,800. For the full year of 2008, the Company had a net loss of $271,700 and had negative operating cash flow of $175,200 during the year. At December 31, 2008, the Company had negative working capital of $11,900 and $12,400 in stockholders’ equity. During the third quarter of 2008, the Company secured a $100,000 line of credit with a bank as an additional potential source of working capital. During the second quarter of 2009, the Company borrowed $75,000 under the line of credit to fund its operating activities. The Company is presently required to pay interest only on borrowings under the line of credit. There can be no assurances that the bank will continue to make the line of credit available in the future.
     The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of capitalizing on the specific business relationships it has developed in the entertainment and toy products business through ongoing applications development for these licensees. The Company is also actively pursuing potential opportunities for its applications in new markets including the retail loss prevention market. The Company believes that these initiatives can provide increases in revenues and it will continue to increase its production and technical staff as necessary and invest in capital equipment needed to support potential growth in its ink production requirements. The Company has received and continues to seek additional capital, in the form of debt, equity or both to support its working capital requirements. There can be no assurances that the Company will be successful in raising additional capital.
     The Company generates a significant portion of its total revenues from licensees in the entertainment and toy products market. A continuation of the slowdown in consumer spending that was experienced in the first half of 2009 due to the current negative economic environment may adversely affect the sales of these licensees’ products that are generally sold through retail outlets over the balance of the year. The Company’s revenues, results of operations and liquidity would likewise be negatively impacted as they were in the first half of 2009.
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
Dependency on Major Customer. The Company derives a significant percentage of its revenues through a relationship with a major customer and two of its operating companies. Revenues obtained directly from this customer and indirectly, through its third party printers, equaled approximately 64% of the Company’s second quarter 2009 revenues, approximately 61% of the Company’s first half 2009 revenues and approximately 63% of the Company’s 2008 full year revenues. The Company also has substantial receivables from these businesses. While multi-year licenses exist with these organizations, the Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of these licensees to return to levels of sales of products utilizing the Company’s technologies achieved in earlier periods could adversely affect the Company’s operating results and cash flow. As the Company’s licensees are subject to, and have been adversely affected, by economic conditions related to the current economic conditions, the Company’s revenues may be adversely impacted. Two of the license agreements with this customer are currently in force through year-end 2009 and a third through year-end 2010. The agreements contain mutual renewal options. There can be no assurances that the licenses will continue in force at the same, or more favorable, terms beyond the current termination dates.
Possible Inability to Develop New Business. While the Company raised cash through additional capital investment in 2007 and generated cash flow from operations in 2007, it has had limited increases in its operating expenses until this time. However, additional expenditures are required in 2009 to fund the new Loss Prevention Division. Management of the Company believes that any significant improvement in the Company’s cash flow from operations must result from increases in revenues from traditional sources and from new revenue sources including its new Loss Prevention Division. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to return to and maintain positive operating cash flow in the future.
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
Volatility of Stock Price. The market price for the Company’s common stock has historically experienced significant fluctuations and may continue to do so. From inception through 2006 and again in 2008 and the first six months of 2009, the Company operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company’s common stock is not listed on a national or regional securities exchange and, consequently, it receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow the Company’s stock and its stock is also thinly traded. The Company’s market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.
Access to Capital. The Company presently needs to raise additional capital to fund its historical and new business operations. The current crisis in the financial markets has caused serious deterioration in the net worth and liquidity of many investors, including that of potential investors in the Company, and seriously eroded investor confidence in general thereby making it more difficult for the Company to raise capital. If the Company is unable to secure capital, in the form of debt, equity or both, its ability to maintain its business operations in their current form may be adversely affected. There can be no assurances that the Company will be successful in obtaining additional investment in sufficient amounts to fund its ongoing business operations.
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
Economic Conditions. The Company’s revenue is susceptible to changes in general economic conditions and the current global recession, the effects of which are expected to continue through at least 2009. Decreasing consumer confidence, further slowdown in consumer spending or other downturn in the U.S. economy as a whole or in any geographic markets from which the Company derives revenue, could substantially impact its sales, liquidity and overall results of operations, as these factors may result in decreased demand for the Company’s products from its customers and licensees, and the Company’s ability to develop new customers and licensees. Due to the uncertainty surrounding the economy, and the Company’s inability to predict the effect such conditions will have on its customers and licensees, the Company cannot predict the scope or magnitude of the negative effect that the recent global financial crisis and economic slowdown will have on it.
Recently Adopted Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial statements.
In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on the Company’s financial statements.
In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on the Company’s financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.
However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS No. 165 was adopted for its interim period ending June 30, 2009. Subsequent events have been evaluated through August 14, 2009, the date the financial statements were issued as further discussed in EITF Topic No. D-86.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).
This Statement is a revision to FIN 46(R) and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.
This Statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements.
This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This pronouncement is not currently applicable to the Company.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have an effect on the Company’s financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 27, 2009, the Company sold 250,000 shares of its Common Stock, par value $.01 per share, to an individual investor (who was acquainted with a member of the Company’s Board of Directors) for $16,000, or $0.064 per share; on June 11, 2009, the Company sold 390,625 shares of its Common Stock, par value $.01 per share, to an individual investor (who was acquainted with a member of the Company’s Board of Directors) for $25,000, or $0.064 per share. All shares were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in these transactions or received any commissions or other compensation. Proceeds of the sales were used to fund the Company’s working capital requirements.
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

DATE: August 14, 2009	NOCOPI TECHNOLOGIES, INC.
/s/ Michael A. Feinstein, M.D.
Michael A Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: August 14, 2009	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002