Form 10-Q
period 2009-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2009-11-16
CIK 888981

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 54,072,296 shares of common stock, par value $.01, as of November 1, 2009.

NOCOPI TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended		Nine Months ended
	September 30		September 30
	2009	2008	2009	2008

Revenues
Licenses, royalties and fees	$81,400	$105,600	$247,200	$409,700
Product and other sales	94,600	92,300	229,900	297,500

	176,000	197,900	477,100	707,200

Cost of revenues
Licenses, royalties and fees	22,300	21,900	65,600	68,800
Product and other sales	73,900	63,800	187,300	202,000

	96,200	85,700	252,900	270,800

Gross profit	79,800	112,200	224,200	436,400

Operating expenses
Research and development	41,000	41,000	124,100	123,100
Sales and marketing	67,400	49,500	237,000	183,000
General and administrative	90,400	158,100	288,300	407,000

	198,800	248,600	649,400	713,100

Net loss from operations	(119,000)	(136,400)	(425,200)	(276,700)

Other income (expenses)
Reversal of accounts payable and accrued expenses	—	—	69,100	37,500
Interest income	—	500	—	2,800
Interest expense and bank charges	(1,100)	(500)	(2,100)	(1,600)

	(1,100)	—	67,000	38,700

Net loss before income taxes	(120,100)	(136,400)	(358,200)	(238,000)
Income taxes	—	—	—	900

Net loss	$(120,100)	$(136,400)	$(358,200)	$(238,900)

Basic and diluted net loss per common share	$(.00)	$(.00)	$(.01)	$(.00)

Basic and diluted weighted average common shares outstanding	53,447,295	52,285,837	52,758,059	52,281,948

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Balance Sheets*

	September 30	December 31
	2009	2008
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$35,800	$87,200
Accounts receivable less $5,000 allowance for doubtful accounts	100,500	167,100
Inventory	66,300	97,200
Prepaid and other	17,000	35,900

Total current assets	219,600	387,400

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,900	184,900

	257,400	257,400
Less: accumulated depreciation and amortization	240,000	233,100

	17,400	24,300

Total assets	$237,000	$411,700

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities
Line of credit	$100,000	—
Accounts payable	253,000	$272,200
Accrued expenses	129,000	117,100
Deferred revenue	10,900	10,000

Total current liabilities	492,900	399,300

Stockholders’ equity (deficiency)
Common stock, $.01 par value Authorized - 75,000,000 shares Issued and outstanding 2009 - 53,551,462 shares; 2008 - 52,285,837 shares	535,500	522,900
Paid-in capital	12,209,600	12,132,300
Accumulated deficit	(13,001,000)	(12,642,800)

Total stockholders’ equity (deficiency)	(255,900)	12,400

Total liabilities and stockholders’ equity (deficiency)	$237,000	$411,700

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Nine Months ended September 30
	2009	2008
Operating Activities
Net loss	$(358,200)	$(238,900)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	6,900	9,900
Reversal of accounts payable and accrued expenses	(69,100)	(37,500)
Compensation expense — stock option grants	13,900	76,100

	(406,500)	(190,400)

(Increase) decrease in assets
Accounts receivable	66,600	93,300
Inventory	30,900	(7,300)
Prepaid and other	18,900	24,100
Increase (decrease) in liabilities
Accounts payable and accrued expenses	61,800	(24,400)
Accrued income taxes	—	(800)
Deferred revenue	900	5,000

	179,100	89,900

Net cash used in operating activities	(227,400)	(100,500)

Investing Activities
Additions to fixed assets	—	(3,400)

Net cash used in investing activities	—	(3,400)

Financing Activities
Net borrowings under line of credit	100,000	—
Issuance of common stock	76,000	—
Exercise of warrants	—	2,200

Net cash provided by financing activities	176,000	2,200

Decrease in cash and cash equivalents	(51,400)	(101,700)
Cash and cash equivalents at beginning of year	87,200	263,600

Cash and cash equivalents at end of period	$35,800	$161,900

Supplemental disclosure of cash flow information
Cash paid for interest	$1,200	$2,700
Cash paid for income taxes	—	$2,000

*	See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2008 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2008 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2009 may not be necessarily indicative of the operating results expected for the full year.
Note 2. Going Concern
Since its inception, the Company has incurred significant losses and, as of September 30, 2009, had accumulated losses of $13,001,000. For the nine months ended September 30, 2009, the Company had a net loss from operations of $425,200 and negative cash flow from operations of $227,400. At September 30, 2009, the Company had negative working capital of $273,300 and a stockholders’ deficiency of $255,900. For the year ended December 31, 2008, the Company’s net loss from operations was $362,300. Due in part to the recession that has and is continuing to negatively impact the country’s economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business and its retail loss prevention activities. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.
In 2008, the Company negotiated a $100,000 revolving line of credit with a bank as an additional potential source of capital. During the first nine months of 2009, the Company borrowed the entire $100,000 under the line of credit to fund its operating activities. There can be no assurances that the bank will continue to make the line of credit available in the future. During the first nine months of 2009, the Company raised $76,000 in a private placement whereby 1,265,625 shares of the Company’s common stock were sold to three non-affiliated individual investors. Management of the Company is continuing to seek potential investors to fund investments needed to increase its operating revenues to levels that will sustain its operations, to fund new sales and marketing activities and to fund operating deficits that it anticipates will continue until revenues from traditional product lines increase and revenues from new product initiatives can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations in the near future.

Note 3. Stock Based Compensation
The Company follows FASB ASC 718, Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.
In February 2009, the Board of Directors of the Company, under the Company’s 1999 Stock Option Plan, granted options to acquire 200,000 shares of its common stock to five employees of the Company, options to acquire 75,000 shares of its common stock to two consultants and options to acquire 50,000 shares of its common stock to an officer of the Company at $.12 per share. The options vest after one year and expire after five years. In accordance with the fair value method as described in accounting requirements of FASB ASC 718, compensation expense of approximately $22,900 is being recognized over the vesting period of the options through February 2010 to account for the cost of services received by the Company in exchange for the grant of stock options. During the three months and nine months ended September 30, 2009, compensation expense of approximately $6,000 and $13,900, respectively, was recognized. As of September 30, 2009, the unrecognized portion of compensation expense was approximately $9,000.
On April 30, 2008, under the Company’s directors’ option plan (the “Plan”), options to acquire 100,000 shares of the Company’s common stock were granted to each of the five members of the Board of Directors of the Company, including one member who is also an executive officer of the Company, at $.45 per share. Under the terms of the Plan, the options (i) vested on January 1, 2009 and (ii) will expire five years from the date of grant. In accordance with the fair value method as described in accounting requirements of FASB ASC 718, compensation expense of approximately $121,700 was recognized during 2008 to account for the cost of employee and director services received by the Company in exchange for the grant of stock options. During the three months and nine months ended September 30, 2008, compensation expense of approximately $45,600 and $76,100, respectively, was recognized.
The Company’s 1999 Stock Option Plan terminated in February 2009 and no further stock options can be granted under the plan; however, options granted before the termination date may be exercised through their expiration date.

The following table summarizes all stock option activity of the Company since December 31, 2008:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding options December 31, 2008	2,250,000	$.10 to $.45	$.23

Issued	325,000	$.12	$.12

Canceled	950,000	$.17	$.17

Outstanding options September 30, 2009	1,625,000	$.10 to $.45	$.24

Weighted average remaining contractual life (years)	2.54

Exercisable options September 30, 2009	1,300,000	$.10 to $.45	$.27

Weighted average remaining contractual life (years)	2.07
Note 4. Line of Credit
In August 2008, the Company negotiated a $100,000 revolving line of credit with a bank to provide a source of working capital. The line of credit is secured by all the assets of the Company and bears interest at the bank’s prime rate plus .5%. At September 30, 2009, the interest rate applicable to the Company’s line of credit was 3.75%. The line of credit is subject to an annual review and quiet period. The Company presently is required to pay interest only on borrowings under the line of credit. During the nine months ended September 30, 2009, the Company borrowed the entire $100,000 available under the line of credit.
Note 5. Stockholders’ Equity (Deficiency)
During the first nine months of 2009, the Company sold 1,265,625 shares of its common stock to three non-affiliated investors for a total of $76,000 pursuant to a private placement. During the first nine months of 2008, a non-affiliated warrant holder exercised warrants to acquire 10,000 shares of common stock of the Company at $.22 per share.
Note 6. Other Income (Expenses)
Other income (expenses) includes, for the nine months ended September 30, 2009, the reversal of $69,100 of accounts payable related to invoices received from 2001 through 2003 from a business for consulting services that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired. Other income (expenses) included, for the nine months ended September 30, 2008, the reversal of $37,500 of accounts payable and accrued expenses that the Company, with legal counsel, determined to be no longer statutorily payable as the statute of limitations to bring a claim had expired.

Note 7. Income Taxes
There is no income tax benefit for the three months and nine months ended September 30, 2009 and September 30, 2008 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits. The Company recorded an income tax expense of $900 in the nine months ended September 30, 2008 for certain state income taxes due for 2007 in excess of the tax liability recorded in that year.
There was no change in unrecognized tax benefits during the period ended September 30, 2009 and there was no accrual for uncertain tax positions as of September 30, 2009.
Tax years from 2006 through 2008 remain subject to examination by U.S. federal and state jurisdictions.
Note 8. Loss per Share
In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three months and nine months ended September 30, 2009 and September 30, 2008, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.
Note 9. Major Customer and Geographic Information
The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended		Nine Months ended
	September 30		September 30
	2009	2008	2009	2008
Customer A	26%	38%	32%	45%
Customer B	29%	23%	26%	22%
Customer C	18%	23%	18%	18%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30	December 31
	2009	2008
Customer A	45%	65%
Customer B	28%	—
Customer C	22%	28%
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses.
The Company’s revenues by geographic region are as follows:

	Three Months ended		Nine Months ended
	September 30		September 30
	2009	2008	2009	2008
North America	$125,500	$152,100	$352,200	$547,400
Other	50,500	45,800	124,900	159,800

	$176,000	$197,900	$477,100	$707,200

Note 10. Subsequent Event
In early October 2009, the Company sold 260,417 shares of its common stock to a non-affiliated investor for $25,000 and 260,417 shares of its common stock to William P. Curtis, Jr., a Director, for $25,000 in a private placement.

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

Revenues for the third quarter of 2009 were $176,000 compared to $197,900 in the third quarter of 2008, a decrease of $21,900, or approximately 11%. Licenses, royalties and fees decreased by $24,200, or approximately 23%, to $81,400 in the third quarter of 2009 from $105,600 in the third quarter of 2008. The decrease in licenses, royalties and fees is due primarily to lower licensing revenues derived from three licensees in the entertainment and toy products business and lower royalties from a licensee in the retail receipt and document fraud market resulting from the conversion of an exclusive license to a non-exclusive license at a lower royalty rate at the beginning of 2009 offset in part by revenues from two licenses signed in late 2008 and early 2009. The conversion to a non-exclusive license with this licensee in the retail receipt and document fraud market enables the Company to expand its presence in this market through the licensing of other printers who serve this market segment. During 2009, the Company has licensed four printers who sell security receipt products. Product and other sales increased by $2,300, or approximately 2%, to $94,600 in the third quarter of 2009 from $92,300 in the third quarter of 2008. Sales of ink declined nominally in the third quarter of 2009 compared to the third quarter of 2008 but were more than offset by higher sales of security paper and retail loss prevention products in the third quarter of 2009 compared to the third quarter of 2008. Retail loss prevention products were not available for sale in the third quarter of 2008. The Company derived revenues of approximately $98,500 from licensees and their printers in the entertainment and toy products market in the third quarter of 2009 compared to approximately $119,600 in the third quarter of 2008.
For the first nine months of 2009, revenues were $477,100, $230,100, or approximately 33%, lower than revenues of $707,200 in the first nine months of 2008. Licenses, royalties and fees of $247,200 in the first nine months of 2009 were $162,500, or approximately 40%, lower than $409,700 in the first nine months of 2008, due primarily to the same factors that caused the revenue decline in the third quarter of 2009 compared to the third quarter of 2008. Product and other sales declined by $67,600, or approximately 23%, to $229,900 in the first nine months of 2009 from $297,500 in the first nine months of nine months 2008. The lower level of ink sales in the first nine months of 2009 compared to the first nine months of 2008 is due primarily to lower ink requirements of the third party printers of the Company’s major licensee in the entertainment and toy products business related to the licensees’ declines in sales during the current period of economic decline. The Company derived revenues of approximately $284,100 from licensees and their printers in the entertainment and toy products market in the first nine months of 2009 compared to approximately $473,100 in the first nine months of 2008. Additionally, ink sales to the Company’s formerly exclusive licensee in the retail receipt and document fraud market declined in the first nine months of 2009 compared to the first nine months of 2008. The Company also experienced a decline in sales of its security papers in the first nine months of 2009 compared to the first nine months of 2008.
The Company’s gross profit decreased to $79,800 in the third quarter of 2009 or approximately 45% of revenues from $112,200 or approximately 57% of revenues in the third quarter of 2008. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in the third quarter of 2009 compared to the third quarter of 2008 results primarily from lower gross revenues from licenses, royalties and fees and product and other sales in the third quarter of 2009 compared to the third quarter of 2008.

For the first nine months of 2009, the gross profit was $224,200, or approximately 47% of revenues, compared to $436,400, or approximately 62% of revenues, in the first nine months of 2008. The decrease in the gross profit in absolute dollars and as a percentage of revenues in the first nine months of 2009 compared to the first nine months of 2008 resulted from lower gross revenues of both licenses, royalties and fees and product and other sales in the first nine months of 2009 compared to the first nine months of 2008.
As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as the overall gross profit. Primarily due to the decrease in revenues from licenses, royalties and fees in the third quarter of 2009 compared to the third quarter of 2008, the gross profit from licenses, royalties and fees decreased to approximately 73% of revenues from licenses, royalties and fees in the third quarter of 2009 from approximately 79% in the third quarter of 2008 and to approximately 73% of revenues from licenses, royalties and fees in the first nine months of 2009 from approximately 83% in the first nine months of 2008.
The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of both the mix of ink sales and lower margins on sales of certain loss prevention products sold in the third quarter of 2009 compared to the third quarter of 2008, the gross profit from product and other sales declined to approximately 22% of revenues in the third quarter of 2009 compared to approximately 31% of revenues from product and other sales in the third quarter of 2008. As both sales of ink and paper sales declined in the first nine months of 2009 compared to the first nine months of 2008, the gross profit from product and other sales declined to approximately 19% of revenues from product and other sales in the first nine months of 2009 compared to approximately 32% of revenues from product and other sales in the first nine months of 2008.
Research and development expenses of $41,000 and $124,100 in the third quarter and first nine months of 2009 were equal or comparable to $41,000 and $123,100 in the third quarter and first nine months of 2008.
Sales and marketing expenses increased to $67,400 in the third quarter of 2009 from $49,500 in the third quarter of 2008 and to $237,000 in the first nine months of 2009 from $183,000 in the first nine months of 2008. The increases in both the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 primarily reflect fees paid to two sales consultants involved with the Company’s retail loss prevention activities, participation in one loss prevention trade show in the third quarter of 2009 for a total of four in the first nine months of 2009 along with related travel expenses. These increases were offset in part by lower commission expense on the lower level of sales as well as lower sales travel expense in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008. Additionally, the Company’s web site costs declined in the first nine months of 2009 compared to the first nine months of 2008. Since early 2009, the Company has established licensing relationships with four printers who provide loss prevention products to retailers and others. The Company intends to utilize licensees, supported by currently employed personnel, to market its retail loss prevention technologies and has discontinued its direct relationship with the two loss prevention consultants. Management of the Company believes that cost savings will be realized while active participation in the loss prevention market continues through its licensees and its internal sales and technical resources.

General and administrative expenses decreased to $90,400 in the third quarter of 2009 from $158,100 in the third quarter of 2008. The decrease in the third quarter of 2009 compared to the third quarter of 2008 is due primarily to: a) $6,000 in expenses recorded in the third quarter of 2009 in connection with the issuance of 325,000 options to purchase shares of the Company’s common stock in February 2009 to employees, an officer and others compared to $45,600 in expenses recorded in the third quarter of 2008 in connection with the issuance of 500,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors in April 2008; b) no patent acquisition and maintenance expenses in the third quarter of 2009; c) lower insurance expense in the third quarter of 2009 compared to the third quarter of 2008 related to favorable policy renewals and d) lower expenditures for legal services associated with the Company’s SEC reports and filings in the third quarter of 2009 compared to the third quarter of 2008.
For the first nine months of 2009, general and administrative expenses decreased to $288,300 from $407,000 in the first nine months of 2008 due primarily to: a) the non-recurrence of the Company’s one-time contribution in the first nine months of 2008 of $40,000 to a licensee of the Company under an agreement whereby the licensee acquired an interest in a patent held by a third party and the Company received, among other things, certain assurances regarding its continuing ability to manufacture and sell products to this licensee; b) $13,900 in expenses recorded in the first nine months of 2009 in connection with the issuance of 325,000 options to purchase shares of the Company’s common stock in February 2009 to employees, an officer and others compared to $76,100 in expenses recorded in the first nine months of 2008 in connection with the issuance of 500,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors in April 2008; c) no patent acquisition and maintenance expenses in the first nine months of 2009; and d) lower insurance expense in the first nine months of 2009 compared to the first nine months of 2008 related to favorable policy renewals offset in part by higher compensation expense due to the inception in June 2008 of an employment agreement with the Company’s Chief Executive Officer.
Other income (expenses) includes, for the nine months ended September 30, 2009, the reversal of $69,100 of accounts payable related to invoices received from 2001 through 2003 from a business for consulting services that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired. Other income (expenses) included, for the nine months ended September 30, 2008, the reversal of $37,500 of accounts payable and accrued expenses that the Company, with legal counsel, determined to be no longer statutorily payable as the statute of limitations to bring a claim had expired. Additionally, the Company incurred interest expense in the third quarter and first nine months of 2009 on funds borrowed under its line of credit. There was no interest expense in the third quarter and first nine months of 2008 as there were no loans outstanding during those periods.
The net loss of $120,100 in the third quarter of 2009 compared to the net loss of $136,400 in the third quarter of 2008 results primarily from a lower gross profit on a lower level of revenues, higher consulting fees, business show and travel expense related to the Company’s retail loss prevention product activities offset in part by lower commissions and other sales related expenses, lower stock option compensation expense, lower patent related costs and higher income related to the reversal of accounts payable that are no longer statutorily payable. The net loss of $358,200 for the nine months ended September 30, 2009 compared to the net loss of $238,900 in the nine months ended September 30, 2008 results primarily from a lower gross profit on the lower level of revenues, higher compensation expense as well as consulting fees, business show and travel expense related to the Company’s retail loss prevention activities offset in part by the non-recurrence of a one time transaction with a licensee, lower commissions and other sales related expenses, lower stock option compensation expense, lower patent related costs and higher income related to the reversal of accounts payable that are no longer statutorily payable.

Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during the third quarter and first nine months of 2009 and the third quarter and first nine months of 2008.
Plan of Operation, Liquidity and Capital Resources
The Company’s cash and cash equivalents decreased to $35,800 at September 30, 2009 from $87,200 at December 31, 2008. During the first nine months of 2009, the Company received $76,000 from the sale of 1,265,625 shares of its common stock, borrowed $100,000 from a bank under its line of credit and used $227,400 to fund operations.
While the Company has added new licensees in the entertainment and toy market over the past three years and had obtained significant increases in revenues from licenses, royalties and product sales from these licensees and their third party printers through the end of 2008, its working capital requirements have increased primarily in support of inventory and receivables related to these revenues. During the nine months of 2009, the Company’s revenues declined significantly as a result of declines in licensing revenues from its principal licensees in the entertainment and toy products business and incurred expenditures related to marketing activities related to a new division with the intention of selling the Company’s security products directly to loss prevention departments within retail businesses and chains and to license other printers who serve this market segment. The Company, in the third quarter of 2009, modified these objectives whereby participation in this market will be through licensed printers who serve this market segment. Primarily resulting from these two factors, the Company recorded a net loss of $358,200 in the first nine months of 2009 and had negative operating cash flow of $227,400 during that period. At September 30, 2009, the Company had negative working capital of $273,300 and stockholders’ deficiency of $255,900. For the full year of 2008, the Company had a net loss of $271,700 and had negative operating cash flow of $175,200 during the year. At December 31, 2008, the Company had negative working capital of $11,900 and $12,400 in stockholders’ equity. During the third quarter of 2008, the Company secured a $100,000 line of credit with a bank as an additional potential source of working capital. During the first nine months of 2009, the Company borrowed the entire $100,000 available under the line of credit to fund its operating activities. The Company is presently required to pay interest only on borrowings under the line of credit. There can be no assurances that the bank will continue to make the line of credit available in the future.

The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of capitalizing on the specific business relationships it has developed in the entertainment and toy products business through ongoing applications development for these licensees. The Company is also actively pursuing potential opportunities for its applications in new markets including the retail loss prevention market in which it has non-exclusive licenses with five producers of secure receipt rolls. The Company believes that these initiatives can provide increases in revenues and it will continue to increase its production and technical staff as necessary and invest in capital equipment needed to support potential growth in its ink production requirements. The Company has received and continues to seek additional capital, in the form of debt, equity or both to support its working capital requirements. There can be no assurances that the Company will be successful in raising additional capital.
The Company generates a significant portion of its total revenues from licensees in the entertainment and toy products market. A continuation of the slowdown in consumer spending that was experienced in the first nine months of 2009 due to the current negative economic environment may adversely affect the sales of these licensees’ products that are generally sold through retail outlets over the balance of the year. The Company’s revenues, results of operations and liquidity would likewise be negatively impacted as they were in the first nine months of 2009.
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
Dependency on Major Customer. The Company derives a significant percentage of its revenues through a relationship with a major customer and two of its operating companies. Revenues obtained directly from this customer and indirectly, through its third party printers, equaled approximately 55% of the Company’s third quarter 2009 revenues, approximately 58% of the Company’s revenues in first nine months of 2009 and approximately 63% of the Company’s 2008 full year revenues. The Company also has substantial receivables from these businesses. While multi-year licenses exist with these organizations, the Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of these licensees to return to levels of sales of products utilizing the Company’s technologies achieved in earlier periods could adversely affect the Company’s operating results and cash flow. As the Company’s licensees are subject to, and have been adversely affected, by economic conditions related to the current economic conditions, the Company’s revenues may be adversely impacted. Two of the license agreements with this customer are currently in force through year-end 2009 and a third through year-end 2010. The agreements contain mutual renewal options. There can be no assurances that the licenses will continue in force at the same, or more favorable, terms beyond the current termination dates.
Possible Inability to Develop New Business. While the Company raised cash through additional capital investment in 2007 and generated cash flow from operations in 2007, it has had limited increases in its operating expenses until this time. However, additional expenditures were required in 2009 to fund the Company’s retail loss prevention activities. Management of the Company believes that any significant improvement in the Company’s cash flow from operations must result from increases in revenues from traditional sources and from new revenue sources including retail loss prevention. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to return to and maintain positive operating cash flow in the future.

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
Volatility of Stock Price. The market price for the Company’s common stock has historically experienced significant fluctuations and may continue to do so. From inception through 2006 and again in 2008 and the first nine months of 2009, the Company operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company’s common stock is not listed on a national or regional securities exchange and, consequently, it receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow the Company’s stock and its stock is also thinly traded. The Company’s market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.

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
Recently Adopted Accounting Pronouncements
FASB ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this standard in each period did not have a material impact on its financial statements.

FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard was adopted by the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.
FASB ASC 810-10 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and expands disclosures in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This standard is not currently applicable to the Company.
FASB ASC 815-10 is effective January 1, 2009. This standard requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.
FASB ASC 350-30 and 275-10 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This standard is not currently applicable to the Company.
FASB ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this standard is not expected to have an effect on the Company’s financial reporting.
FASB ASC 470-20 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is currently not applicable to the Company since the Company does not have any convertible debt.

FASB ASC 815-10 and 815-40 are effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The standard addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The standard shall be applied to outstanding instruments as of the beginning of the fiscal year in which this standard is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company adopted this standard as of January 1, 2009, and was not required to reclassify any of its warrants as liabilities.
FASB ASC 825-10 requires disclosures about the fair value of financial instruments for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.
FASB ASC 820-10 provides additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.
FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.
FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.
However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This standard was adopted for its interim period ending June 30, 2009. Subsequent events have been evaluated through November 16, 2009, the date the financial statements were issued.
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to have an effect on the Company’s financial reporting.
As of September 30, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-12. None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of September 30, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2009, the Company sold 625,000 shares of its Common Stock, par value $.01 per share, to an individual investor (who was acquainted with a member of the Company’s Board of Directors) for $35,000, or $0.056 per share. The shares were sold in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in this transaction or received any commissions or other compensation. Proceeds of the sale were used to fund the Company’s working capital requirements.
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

NOCOPI TECHNOLOGIES, INC.

DATE: November 16, 2009	/s/ Michael A. Feinstein, M.D.

Michael A. Feinstein, M.D.
Chairman of the Board, President &
Chief Executive Officer

DATE: November 16, 2009	/s/ Rudolph A. Lutterschmidt

Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.