Form 10-K
period 2009-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2010-03-31
CIK 888981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,426,000 at June 30, 2009 closing price of $.09.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 54,972,296 shares of common stock, $.01 par value at March 15, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
None

NOCOPI TECHNOLOGIES, INC.

PART I
ITEM 1. BUSINESS
Background
Nocopi Technologies, Inc. (hereinafter “Nocopi”, “Registrant” or the “Company”) is a Maryland corporation organized in 1983 to exploit a technology developed by its founders for impeding the reproduction of documents on office copiers. In its early stages of development, Nocopi’s business consisted primarily of selling copy resistant paper to protect corporate documents and information. More recently, Registrant has increasingly focused on developing and marketing technologies for document and product authentication which can reduce losses caused by fraudulent document reproduction or by product counterfeiting and/or diversion and, since 2003, has focused on developing specialty reactive inks that it believes have applications in the large educational and toy market. Registrant expanded its loss prevention market activities during 2009 by entering into licensing arrangements with several printers and distributors who serve this market and refocused its sales and marketing efforts to utilize licensed printers and distributors to market its technologies to major retailers. Registrant derives revenues by licensing its technologies, both to end-users and to value-added resellers, and by selling products incorporating its technologies and technical support services.
While Registrant experienced a significant decline in its financial condition from the late 1990’s through 2006, in 2007, primarily as a result of licenses signed in 2006 and early 2007 with Elmer’s Products, Inc. (“Elmer’s”), a privately held industry leader in adhesives, arts and crafts and educational products, and two of Elmer’s operating companies, Giddy Up and Color Loco, it recorded net income and positive cash flow from operations for the first time in a number of years. During 2008, primarily as a result of a significant decline in ink sales to Elmer’s and its licensed printers as they used previously purchased inventories for 2008 production, Registrant recorded a net loss of $271,700 and had negative operating cash flow of $175,200. During 2009, Registrant’s revenues experienced a further decline due primarily to the ongoing global recession. As a result, Registrant’s net loss increased in 2009 to $389,400 and had negative operating cash flow $312,000. At December 31, 2009, Registrant had negative working capital of $210,300. The cash requirements in 2009 were funded by utilizing available cash reserves at the beginning of the year, the borrowing of the entire $100,000 available under Registrant’s line of credit and the sale of 2,686,459 shares of Registrant’s common stock for $162,000. During the periods of adverse liquidity in the past, Registrant relied on capital investment and various short-term loans to provide liquidity needed to avoid a cessation of its operations. In 2008, Registrant’s negative cash flow was funded primarily with cash generated during 2007.
Registrant is currently attempting to raise additional capital, in the form of debt, equity or both to support its working capital requirements as well as to provide funding for other business opportunities. There are no assurances that Registrant will be able to attract such additional capital.
In late 2003, Registrant developed and began to market a new technology, named Rub-it & Color, which consists of a system of removable dyes in a large variety of colors that can be activated through rubbing with a fingernail or a firm object. Registrant believed this technology had applications in children’s activity products such as a coloring book without crayons and in educational testing review products. Registrant demonstrated this technology to several potential licensees, participated in trade shows including, from 2004 to 2010, the American International Toy Fair in New York City receiving several industry awards. In April 2006, Registrant signed multi-year license agreements with Giddy Up and Color Loco, two major established and leading children’s books publishers with proven track records of innovation and major channels of distribution and has subsequently amended these agreements to expand the licenses. In October 2006, both Giddy Up and Color Loco became wholly owned by privately held Elmer’s, an industry leader in adhesives, arts and crafts and educational products. Products incorporating Registrant’s technologies, including Giddy Up’s Rub-n-Color™ activity books and kits have been on sale in leading retail outlets since January 2007 and have received coverage in the press and on television. In late 2009, the Company entered into a three year license agreement, containing guaranteed minimum annual royalties, commencing January 2010 with Elmer’s covering the products sold by its Giddy Up and Color Loco divisions under the previous license agreements. In February 2007, Registrant entered into a multi-year license agreement with Elmer’s whereby Registrant’s technologies have been incorporated into products sold under the Elmer’s brand including its Go Paint!™ line of children’s products. Retail sales of these products commenced in the second quarter of 2007. In March 2010, Registrant was informed by Elmer’s that Elmer’s is discontinuing the Go Paint!™ product line, ceasing ink purchases related to the Go Paint!™ products and selling off its remaining Go Paint!™ inventory. In 2009, Registrant experienced a significant decline in both royalties and ink sales related to its license with Elmer’s for the technology used in Elmer’s Go Paint!™ products. However, Management of the Company believes that the relationship with Elmer’s through its Giddy Up and Color Loco divisions continues to offer significant opportunities to increase revenues in the entertainment and toy products markets and improve the Company’s overall financial position. The Company has identified prospective licensees in the entertainment and toy products market for the technology licensed to Elmer’s for its Go Paint!™ products and believes that a new license can be negotiated on terms favorable to Registrant. There can be no assurances that such a license will be concluded and, if it is, that it will generate significant additional operating revenues.

Entertainment and Toy Technologies and Products
As mentioned above, in late 2003, after the re-employment of two former members of the Registrant’s technical staff, a new technology was developed that consists of removable dyes that can be produced in a variety of colors and can be revealed by rubbing with a fingernail or other firm object such as a plastic pen cap. This technology has been named Rub-it & Color. Registrant believes that this new technology does not compromise the confidentiality of its security and authentication technologies. Applications include children’s activity products such as a coloring book without crayons or a restaurant place mat, educational instruction books and testing review manuals. Registrant has obtained certifications of non-toxicity from the Consumer Products Services, Inc. and the American Society for Testing and Materials Laboratories. In February 2004, Registrant inaugurated its marketing efforts for this new technology at the American International Toy Fair in New York City and attended the Toy Fair again each February from 2005 through 2009. During 2004, Registrant received awards from Creative Child Magazine and Spectrum Magazine for its Rub-it & Color Activity Book. As a result of its participation and marketing activities, Registrant identified a number of potential licensees in the children’s and educational markets. In April 2006, Registrant signed multi-year license agreements with Giddy Up and Color Loco, two major established and leading children’s books publishers with proven track records of innovation and major channels of distribution. Registrant has subsequently amended these agreements to expand the licenses. In October 2006, both Giddy Up and Color Loco became wholly owned by privately held Elmer’s. Products incorporating Registrant’s technologies, including Giddy Up’s Rub-n-Color™ activity books and kits have been on sale in leading retail outlets since January 2007 and have received coverage in the press and on television. In late 2009, the Company entered into a three year license agreement, containing guaranteed minimum annual royalties, commencing January 2010 with Elmer’s covering the products sold by its Giddy Up and Color Loco divisions under the previous license agreements. In February 2007, Registrant entered into a multi-year license agreement with Elmer’s whereby Registrant’s technologies are incorporated into products sold under the Elmer’s brand including its Go Paint!™ line of children’s products. In March 2007, Registrant received initial ink orders from Elmer’s and Elmer’s began actively marketing products incorporating Registrant’s technologies in the second quarter of 2007. Revenues derived directly from Elmer’s, including Giddy Up and Color Loco, and from its third party printers, accounted for approximately 56% of Registrant’s 2009 revenues, approximately 35% from Elmer’s and its operating companies and approximately 21% from its third party printers. In early 2008 Registrant joined with Elmer’s in a transaction whereby Elmer’s acquired an interest in a patent related to reactive ink formulation held by a third party. In March 2010, Registrant was informed by Elmer’s that Elmer’s is discontinuing the Go Paint!™ product line, ceasing ink purchases related to the Go Paint!™ products and selling off its remaining Go Paint!™ inventory. In 2009, Registrant experienced a significant decline in both royalties and ink sales related to its license with Elmer’s for the technology used in Elmer’s Go Paint!™ products. In 2009, Registrant’s revenues related to the Go Paint!™ product line were approximately 7% of Registrant’s total revenues. The Company has identified prospective licensees in the entertainment and toy products market for the technology licensed to Elmer’s for its Go Paint!™ products and believes that a new license can be negotiated on terms favorable to Registrant. There can be no assurances that such a license will be concluded and, if it is, that it will generate significant additional operating revenues. There can be no assurances that the Registrant’s available resources, even with additional investment, if obtained, for marketing and further technical development of this product line will be sufficient to increase the Company’s revenues.
In September 2008, Registrant signed a multi-year license agreement with privately-held Family Hospitality LLC to sell or resell its Classy Kid branded products to the restaurant industry using Registrant’s Rub-it & Color technology in children’s menus and placemats for restaurant use and butcher paper for use on tables. Placemats incorporating Registrant’s technologies are sold directly by Family Hospitality and through distributors of Family Hospitality including the Hoffmaster Group, a leading distributor of products to the restaurant industry. There can be no assurances that the marketing efforts of Registrant’s licensee will generate significant additional revenues for the Registrant.

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
Registrant’s proprietary document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document. The invisible printing can be activated or revealed by use of a special highlighter pen when authentication is required. This technology is marketed under the trademark COPIMARK. Other variations of the COPIMARK technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi’s RUB & REVEAL system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as merchandise receipts, checks, travelers’ checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). Registrant’s related invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. Management believes that the “track and trace” capability provided by this technology should be attractive to brand owners and marketers. Registrant continues to pursue opportunities for its patented anti-counterfeiting and anti-diversion technologies as a potential solution to counterfeit and diverted pharmaceutical products. While this market incentive has not developed revenues to date, Registrants continues to pursue opportunities in this market. There are no assurances that initiatives currently underway will result in additional revenues in the future.
In early 2009, Registrant formed a new sales and marketing division, named the Loss Prevention Division, to focus on sales of products to prevent and fight retail receipt and document fraud, engaging two sales consultants with previous experience in the retail loss prevention market. Registrant participated in this market segment for a number of years through a licensing arrangement with Computer Imaging Supplies (CIS), a division of Nashua Corporation, which gave CIS exclusive rights to sell products incorporating Registrant’s technologies to businesses in this specific market. That license, which expired in December 2008, was renewed but on a non-exclusive basis, thus allowing Registrant to enter this market to sell its security products directly to loss prevention departments within retail businesses and chains and/or to make non-exclusive licenses available to other printers who serve this market segment. The non-exclusive license with Nashua Corporation has been renewed for 2010. During 2009, in addition to Nashua, Registrant established licensing relationships with three printers and distributors in the United States and Canada who provide loss prevention products to retailers and others. Based on experience gained in this market through trade shows and direct contact with prospective retail clients, Registrant determined that these large retail businesses prefer to source these products directly from large printers and distributors. In the second half of 2009, Registrant refocused its sales and marketing efforts to utilizing licensed printers and distributors to market its technologies to major retailers and discontinued its direct relationship with the two loss prevention consultants. Registrant believes that cost savings will be realized while active participation in the loss prevention market continues through its licensees and its internal sales and technical resources. In addition to products incorporating its RUB & REVEAL technology, Registrant has developed and is introducing a new patent pending ink-based technology, named Multi-Mark Security Ink, which Registrant believes will provide high levels of security and ease of authentication on a large variety of paper and film-based substrates. There can be no assurances that Registrant’s new strategy in the retail loss prevention market will result in significant additional revenues and cash flow for Registrant.

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
In 2008, Registrant introduced a new product, Secure Rub Rx, a specially designed prescription paper base stock that incorporates all three tamper resistant characteristics mandated by the U.S. Department of Health & Human Services for Medicaid prescriptions beginning in October 2008 including certain tamper resistant requirements that became effective in April 2008. There are no assurances that Registrant will obtain significant additional revenues from its investment in developing and marketing this new product.
The following table illustrates the approximate percentage of Registrant’s revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31
Product Type	2009	2008

Entertainment and Toy Technologies and Products	58%	63%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	37%	31%
Document Security Products	5%	6%
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
Except in Europe, Registrant markets its technologies through its own employees and through independent sales representatives. In the third quarter of 2007, Registrant engaged a sales consultant to assist in marketing the Company’s existing line of security papers, inks and ink-jet products as well as Registrant’s newer security products including Secure Rub Rx. The relationship with this consultant led to the Registrant’s increased focus on marketing its security inks to printers and distributors who serve the retail loss prevention market. In Europe, its security technologies are marketed by Contrast Technologies (formerly Euro-Nocopi, S.A.), a former affiliate of Registrant which holds certain European marketing rights with respect to those technologies.
Registrant is presently considering a number of marketing strategies for its “Rub-it & Color” product line including licensing and direct sales through product retailers in addition to the markets presently being served by current licensees.
Registrant continues its efforts to improve the marketing of its technologies. In 2008, the Registrant developed and implemented a completely new web site and online store developed in conjunction with Minerva Design, a creative marketing and communications agency associated with a number of well known brands. During 2009, Registrant finalized a strategy to market its proprietary security inks to the retail loss prevention market, appointing three new printers and distributors in the United States and Canada. Additionally, Registrant continues its marketing efforts to former and potential customers in the anti-counterfeiting and anti-diversion marketplace and to prospective licensees in the entertainment and toy products market through its internal sales resources.
Major Customers
During 2009, Registrant made sales or obtained revenues equal to 10% or more of Registrant’s 2009 total revenues from three non-affiliated customers who individually accounted for approximately 35%, 21% and 19%, respectively, of 2009 revenues of the Company.
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
During the years ended December 31, 2009 and 2008, Nocopi expended approximately $165,900 and $166,900 respectively, on research and development.
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

The entertainment and toy products markets include numerous potential competitors who have significantly greater financial resources and presence in these markets than Registrant.
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
Contrast Technologies (formerly Euro-Nocopi, S.A.)
Contrast Technologies (formerly Euro-Nocopi, S.A.) is a former affiliate of Registrant which, since June 2003, has held a perpetual royalty-free license to exploit certain of Registrant’s technologies in Europe.
Employees
At March 15, 2010, Registrant had four full-time and three part-time employees.
Financial Information about Foreign and Domestic Operations
Registrant conducts its operations solely in the United States; however, it does have licensees in Europe and Asia. These licensees accounted for approximately 21% of Registrant’s gross revenues in 2009 and approximately 19% in 2008. Certain information concerning Registrant’s foreign and domestic operations is contained in Note 11 to Registrant’s Financial Statements included elsewhere in this Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
Not required for a smaller reporting company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Registrant’s corporate headquarters, research and ink production facilities are located at 9C Portland Road, West Conshohocken, Pennsylvania 19428. Its telephone number is (610) 834-9600. These premises consist of approximately 5,000 square feet of space in a multi-tenant building leased by the Registrant from an unaffiliated third party pursuant to a lease expiring in March 2013. Current monthly rent under this lease is $3,333 escalating three percent on each anniversary date of the lease. Registrant is also responsible for its pro-rata share of the operating costs of the building. Registrant incurred leasehold improvement expenditures of approximately $72,500 through December 31, 2009 and believes that additional leasehold improvement expenditures will not be significant. Registrant believes that this space will be adequate for its current needs and that additional space will be available as needed.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Registrant’s common stock is traded on the over-the-counter market and quoted on the NASD over-the-counter Bulletin Board under the symbol “NNUP”. The table below presents the range of high and low bid quotations of Registrant’s common stock by calendar quarter for the last two full fiscal years and for a recent date, as reported by Pink OTC Markets, Inc. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, such quotations do not represent actual transactions.

	High Bid	Low Bid

January 1, 2008 to March 31, 2008	$.61	$.32
April 1, 2008 to June 30, 2008	$.47	$.23
July 1, 2008 to September 30, 2008	$.35	$.15
October 1, 2008 to December 31, 2008	$.16	$.07

January 1, 2009 to March 31, 2009	$.15	$.05
April 1, 2009 to June 30, 2009	$.09	$.03
July 1, 2009 to September 30, 2009	$.20	$.04
October 1, 2009 to December 31, 2009	$.16	$.04

January 1, 2010 to March 15, 2010	$.12	$.05
As of March 15, 2010, 54,972,296 shares of Registrant’s common stock were outstanding. The number of holders of record of Registrant’s common stock was approximately 600. However, Registrant estimates that it has a significantly greater number of common stockholders because a number of shares of Registrant’s common stock are held of record by broker-dealers for their customers in street name. In addition to the 54,972,296 shares of common stock which are outstanding, Registrant, at March 15, 2010, has reserved for the issuance of 1,372,000 shares of its common stock which underlie options and warrants to purchase common stock of the Registrant.
The Company did not pay dividends in 2009 or 2008 and does not anticipate paying any such dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.
Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 12 on page 22 of this report on Form 10-K.
Recent Sales of Unregistered Securities
On May 27, 2009, the Company sold 250,000 shares of its Common Stock, par value $.01 per share, to an individual investor (who was acquainted with a member of the Company’s Board of Directors) for $16,000, or $0.064 per share; on June 11, 2009, the Company sold 390,625 shares of its Common Stock, par value $.01 per share, to an individual investor (who was acquainted with a member of the Company’s Board of Directors) for $25,000, or $0.064 per share; on July 24, 2009, the Company sold 625,000 shares of its Common Stock, par value $.01 per share, to an individual investor (who was acquainted with a member of the Company’s Board of Directors) for $35,000, or $0.056 per share; on October 2, 2009, the Company sold 260,417 shares of its Common Stock, par value $.01 per share, to an individual investor (who was acquainted with a member of the Company’s Board of Directors) for $25,000, or $0.096 per share and 260,417 shares of its common stock, par value $.01 per share, to a member of the Company’s Board of Directors for $25,000, or $0.096 per share; on December 21, 2009, the Company sold 400,000 shares of its Common Stock, par value $.01 per share, to an individual investor (who was acquainted with a member of the Company’s Board of Directors) for $16,000, or $0.04 per share; on December 28, 2009, the Company sold an aggregate of 500,000 shares of its common stock, par value $.01 per share, to two individual investors (who were acquainted with a member of the Company’s Board of Directors for $20,000, or $0.04 per share. On April 18, 2008, a warrant holder exercised warrants to acquire 10,000 shares of common stock of the Company at $.22 per share. All shares were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in these transactions or received any commissions or other compensation. Proceeds of the sales were used to fund the Company’s working capital requirements.

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
Revenues for 2009 were $668,100, a decrease of approximately 29%, or $273,200, from $941,300 in 2008. Licenses, royalties and fees decreased in 2009 by $213,500, or approximately 36%, to $377,900 from $591,400 in 2008. The decrease in licenses, royalties and fees is due primarily to lower licensing revenues derived from three licensees in the entertainment and toy products business and lower royalties from a licensee in the retail receipt and document fraud market resulting from the conversion of an exclusive license to a non-exclusive license at a lower royalty rate at the beginning of 2009 offset in part by revenues from four licenses signed in late 2008 and 2009. The conversion to a non-exclusive license with this licensee in the retail receipt and document fraud market enables the Company to expand its presence in this market through the licensing of other printers who serve this market segment. During 2009, the Company licensed three printers and distributors who sell security receipt products. Product and other sales decreased by $59,700, or approximately 17% to $290,200 in 2009 from $349,900 in 2008. The lower level of ink sales in the 2009 compared to 2008 is due primarily to lower ink requirements of the third party printers of the Company’s major licensee in the entertainment and toy products business related to the licensees’ declines in sales during the current period of economic decline. Ink orders from the licensed printer of its other two licensees in the entertainment and toy products business were approximately $31,900 lower in 2009 compared to 2008. Additionally, sales of the Company’s security paper declined by approximately $19,500 in 2009 compared to 2008. The Company derived $389,900 or approximately 58% of total revenues, from licensees in the entertainment and toy products business in 2009 compared to $598,200 or approximately 63% of total revenues, in 2008. The Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. There can be no assurances that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions currently being experienced worldwide.

Gross profit decreased to $342,500 or approximately 51% of revenues in 2009 from $598,200 or approximately 64% of revenues in 2008. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in 2009 compared to 2008 results primarily from lower gross revenues from licenses, royalties and fees and product and other sales in 2009 compared to 2008.
As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Primarily due to the decrease in revenues from licenses, royalties and fees in 2009 compared to 2008, the gross profit from licenses, royalties and fees decreased to approximately 77% of revenues from licenses, royalties and fees in 2009 from approximately 85% in 2008.
The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of lower sales of both inks and security paper products, the gross profit from product and other sales declined to approximately 18% of revenues from product and other sales in 2009 from approximately 28% in 2008.
Research and development expenses of $165,900 in 2009 were comparable to $166,900 in 2008.
Sales and marketing expenses increased to $259,200 in 2009 from $246,600 in 2008. The increase primarily reflects fees incurred with the engagement of two sales consultants who were involved with the Company’s retail loss prevention activities through the third quarter of 2009 and participation in four loss prevention trade shows during 2009, along with related travel expenses. These increases were offset in part by lower commission expense on the lower level of sales as well as sales travel expense in 2009 compared to 2008. Additionally, the Company’s web site costs declined in 2009 compared 2008. Since early 2009, the Company has established licensing relationships with three printers and distributors who provide loss prevention products to retailers and others. The Company intends to utilize licensees, supported by currently employed personnel, to market its retail loss prevention technologies and, during the third quarter of 2009, discontinued its direct relationship with the two loss prevention consultants. Management of the Company believes that cost savings will be realized while active participation in the loss prevention market continues through its licensees and its internal sales and technical resources.
General and administrative expenses decreased to $372,400 in 2009 from $547,000 in 2008. The decrease in 2009 compared to 2008 is due primarily to: a) the non-recurrence of the Company’s one-time contribution in 2008 of $40,000 to a licensee of the Company under an agreement whereby the licensee acquired an interest in a patent held by a third party and the Company received, among other things, certain assurances regarding its continuing ability to manufacture and sell products to this licensee; b) $19,900 in expenses recorded in 2009 in connection with the issuance of 325,000 options to purchase shares of the Company’s common stock in February 2009 to employees, an officer and others compared to $121,700 in expenses recorded in 2008 in connection with the issuance of 500,000 options to purchase shares of the Company’s common stock to members of the Company’s Board of Directors in April 2008; c) no patent acquisition and maintenance expenses in 2009; and d) lower insurance expense in 2009 compared to 2008 related to favorable policy renewals offset in part by higher compensation expense due to the inception in June 2008 of an employment agreement with the Company’s Chief Executive Officer.
Other income (expenses) includes, in 2009, the reversal of $69,100 of accounts payable related to invoices received from 2001 through 2003 from a business for consulting services that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired. Other income (expenses) included, in 2008, the reversal of $91,000 of accounts payable and accrued expenses that the Company, with legal counsel, determined to be no longer statutorily payable as the statute of limitations to bring a claim had expired. Additionally, the Company incurred interest expense in 2009 on funds borrowed under its line of credit. There was no interest expense in 2008 as there were no loans outstanding during that period.

The net loss of $389,400 in 2009 compared to the net loss of $271,700 in 2008 results primarily from a lower gross profit on the lower level of revenues in 2009 compared to 2008, higher compensation expense as well as consulting fees, business show and travel expense related to the Company’s retail loss prevention activities and lower income related to the reversal of accounts payable that are no longer statutorily payable offset in part by the non-recurrence of a one time transaction with a licensee, lower commissions and other sales related expenses, lower stock option compensation expense and lower patent related costs.
Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during the years ended December 31, 2009 and December 31, 2008.
Plan of Operation, Liquidity and Capital Resources
The Company’s cash and cash equivalents decreased to $37,200 at December 31, 2009 from $87,200 at December 31, 2008. During 2009, the Company received $162,000 from the sale of 2,686,459 shares of its common stock, borrowed $100,000 from a bank under its line of credit and used $312,000 to fund operations.
While the Company has added new licensees in the entertainment and toy market beginning in 2006 and has obtained significant increases in revenues from licenses, royalties and product sales from these licensees and their third party printers through the end of 2009, its working capital requirements have increased primarily in support of inventory and receivables related to these revenues. In 2009, the Company’s revenues declined significantly as a result of declines in licensing revenues from its principal licensees in the entertainment and toy products business and incurred expenditures related to marketing activities related to a new division with the intention of selling the Company’s security products directly to loss prevention departments within retail businesses and chains and to license other printers who serve this market segment. The Company, in the third quarter of 2009, modified these objectives whereby participation in this market will be through licensed printers and distributors who serve this market segment. Primarily resulting from these two factors, the Company recorded a net loss of $389,400 in the year ended December 31, 2009 and had negative operating cash flow of $312,000 during that period. At December 31, 2009, the Company had negative working capital of $210,300 and stockholders’ deficiency of $195,100. For the full year of 2008, the Company had a net loss of $271,700 and had negative operating cash flow of $175,200 during the year. At December 31, 2008, the Company had negative working capital of $11,900 and $12,400 in stockholders’ equity. In 2008, the Company secured a $100,000 line of credit with a bank as an additional potential source of working capital. In 2009, the Company borrowed the entire $100,000 available under the line of credit to fund its operating activities. The Company is presently required to pay interest only on borrowings under the line of credit. There can be no assurances that the bank will continue to make the line of credit available in the future.
Management of the Company believes that it will need to obtain additional capital in the immediate future to support its working capital requirements associated with its existing revenue base and to fund operating losses that it believes will continue through 2010 related to the uncertainty associated with the worldwide economic downturn. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to return its business to profitability and develop new revenue sources to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations in the near future.
There can be no assurances that the Company will be successful in obtaining additional investment. There can be no assurances that revenues in future periods will be sustained at levels that will allow it to return to and maintain positive cash flow.
The Company continues to maintain a cost containment program including curtailment of discretionary research and development and sales and marketing expenses, where possible. In the second quarter of 2008, the Company finalized an employment agreement with its Chief Executive Officer.

The Company’s plan of operation for the twelve months beginning with the date of this annual report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships it has developed in the entertainment and toy products business through ongoing development of applications for these licensees and to expand its licensee base in the entertainment and toy market. Additionally, the Company anticipates further revenue growth in the retail loss prevention market through increased royalties from and security ink sales to its historical and recently added licensees in this market. The Company believes that these opportunities can provide increases in revenues and will continue to increase the Company’s production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support any ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. The Company plans to raise additional capital, in the form of debt, equity or both, to support its working capital requirements as well as to provide funding for its new and other business opportunities. There can be no assurances that the Company will be successful in raising additional capital, or that such additional capital, if obtained, will enable the Company to generate additional revenues and return to positive cash flow.
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
Dependency on Major Customer. The Company’s growth in revenues in 2008 and 2007 compared to earlier periods resulted primarily from relationships developed with a major customer and two of its operating companies. Revenues derived directly from this customer and indirectly, through its third party printers, equaled approximately 56% of the Company’s 2009 revenues. The Company also has substantial receivables from these businesses. While multi-year licenses exist with these organizations, the Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of these licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. As the Company’s licensees are subject to, and have been adversely affected, by economic conditions related to the current economic conditions, the Company’s revenues may be adversely impacted. In late 2009, the Company entered into a three year license agreement, containing guaranteed minimum annual royalties, commencing January 2010 with this customer covering products sold under previous license agreements with two of the licensee’s operating divisions. The agreement contains renewal options. In March 2010, the Company was informed that this customer is discontinuing a product line incorporating technology licensed under a separate license agreement, ceasing ink purchases related to the these products and selling off its remaining inventory of these products. There can be no assurances that the recently renewed license will continue in force at the same, or more favorable, terms beyond its current termination date.
Possible Inability to Develop New Business. While the Company raised cash through additional capital investment and borrowings under its line of credit in 2009, it limited increases in its operating expenses. Management of the Company believes that any significant improvement in the Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to return to and maintain positive operating cash flow in the future.
Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition in previous periods required it to significantly defer payments due vendors who supply raw materials and other components of its security inks, security paper that it purchases for resale, professional and other services. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. Delays in shipments to customers caused by the inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue supplying the Company with needed products and services could impact the Company’s ability to service its customers, thereby adversely affecting its customer and licensee relationships. While receipt of funds through the sale of shares of the Company’s common stock and borrowings under the Company’s line of credit and from others have allowed the Company to continue in operation to the current date, there can be no assurances that the Company will be able to maintain its vendor relationships in an acceptable manner.

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
Volatility of Stock Price. The market price for the Company’s common stock has historically experienced significant fluctuations and may continue to do so. From inception, with the exception of 2007, the Company operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company’s common stock is not listed on a national or regional securities exchange and, consequently, it receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow the Company’s stock and its stock is also thinly traded. The Company’s market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.
Access to Capital. The Company anticipates that it will need to raise capital in the immediate future to fund its historical and new business operations. The current crisis in the financial markets has caused serious deterioration in the net worth and liquidity of many investors, including that of potential investors in the Company, and seriously eroded investor confidence in general thereby making it more difficult for the Company to raise capital. If the Company is unable to secure capital in the near future, in the form debt, equity or both, it may be forced to cease operations. There can be no assurances that the Company will be successful in obtaining additional investment in sufficient amounts to fund its ongoing business operations.
Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. The Company also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, its technologies could possibly be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action had been and may continue to be limited by its adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on its rights. The Company’s adverse liquidity situation also impacts its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company has been advised by its patent counsel that patent maintenance fees approximating $2,200 will be due during 2010. The Company has not yet made a decision on keeping this patent in force. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected and the value of its technologies and intellectual property (including their value upon liquidation) could be substantially diminished.
Economic Conditions. The Company’s revenue is susceptible to changes in general economic conditions and the present global recession that is expected to continue at least into 2010. Decreasing consumer confidence, further slowdown in consumer spending or other downturn in the U.S. economy as a whole or in any geographic markets from which the Company derives revenue, could substantially impact its sales, liquidity and overall results of operations, as these factors may result in decreased demand for the Company’s products from its customers and licensees, and the Company’s ability to develop new customers and licensees. Due to the uncertainty surrounding the financial crisis, and the Company’s ability to predict the effect such conditions will have on its customers and licensees, the Company cannot predict the scope or magnitude of the negative effect that such an ongoing global financial crisis and economic slowdown will have on it.

Recently Adopted Accounting Pronouncements
FASB ASC 820-10 (formerly, SFAS No. 157) establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this standard in each period did not have a material impact on its financial statements.
FASB ASC 805 (formerly, SFAS No. 141R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard was adopted by the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis, when applicable.
FASB ASC 825-10 (formerly, FSP FAS 107-1 and FSP APB 28-1) requires disclosures about the fair value of financial instruments for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.
FASB ASC 820-10 (formerly, FSP FAS 157-4) provides additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.
FASB ASC 855-10 (formerly, SFAS No. 165) is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.
However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued. This standard was adopted for its interim period ending June 30, 2009. Subsequent events have been evaluated through the date that the financial statements were issued.
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard changes the referencing of financial standards.
As of December 31, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-17. None of the ASUs have had an impact on the Company’s financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
As of December 31, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The directors and officers of the Company, their ages, present positions with the Company, and a summary of their business experience are set forth below.
Michael A. Feinstein, M.D., 63, Chairman of the Board of Directors since December 1999 and Nocopi’s Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than thirty years, serving for more than twenty-five years as the President of a group medical practice including three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle University and his M.D. from Jefferson Medical College. He has represented Nocopi in numerous licensing negotiations, governmental meetings and capital raises. The Board of Directors believes that Dr. Feinstein’s considerable personal experience as a business owner and investor in publicly traded businesses makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.
W. Ward Carey, 72, a director since January 2010, has been an independent consultant since 2002. Prior to 2002, Mr. Carey was Senior Vice President at UBS Paine Webber where he was in charge of retail sales. Previously, he was employed by the Bessemer Trust Co. as Executive Vice President and also as Chairman and Chief Executive Officer of Tucker Anthony and R.L. Day. Mr. Carey is a graduate of Iona College and completed coursework at the Wharton School of the University of Pennsylvania and at the New York University Stern School of Business. Mr. Carey formerly was a director of the Growth Stock Outlook Trust, the first closed-end listed fund, and of Cobra Golf. The Board of Directors believes that Mr. Carey’s wide range of corporate finance and corporate development experience including forty-five years on Wall Street makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.
William P. Curtis, Jr., 48, a director since November 2008 is a Partner at Porter & Curtis, L.L.C, of Media, Pennsylvania, an insurance brokerage and risk management consulting company. The technical focus of Porter & Curtis is in risk financing, specifically in the alternative financing area (insurance and reinsurance), and risk management including claims administration. Prior to forming Porter & Curtis, Mr. Curtis, along with Partner Kenneth Porter, founded and successfully managed a retail brokerage operation for Arthur J. Gallagher & Company, the fourth largest insurance broker in the world. Mr. Curtis is licensed as a Pennsylvania Attorney and a Resident Insurance Broker. He has a Bachelor of Science in Accounting and a M.B.A. in Finance from St. Joseph’s University in Philadelphia and a Juris Doctor from Temple University School of Law. In addition, he holds the Chartered Property Casualty Underwriter (CPCU), Associate in Risk Management (ARM), and Associate in Reinsurance (ARe) professional designations from the Insurance Institute of America. The Board of Directors believes that Mr. Curtis’ finance, law, risk management and business management experience makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.
Herman M. Gerwitz, CPA, 56, a director since May 2005, is the Treasurer of Keystone Property Group. Mr. Gerwitz has been with Keystone full time since 1998 and has been responsible for all the financial matters of a Real Estate Development Company that has grown to over 3 million square feet of commercial real estate and a $100,000,000 Real Estate Fund. Prior to joining Keystone, Mr. Gerwitz has spent 20 years as a partner in a public accounting firm. He has received a BBA from Temple University with master’s coursework at Widener University. He is a member of both the Pennsylvania and American Institutes of Certified Public Accountants since 1983. The Board of Directors believes that Mr. Gerwitz’ many years as a Certified Public Accountant and subsequent business management experience makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors and to serve on its Audit Committee.

Richard Levitt, 53, a director since December 1999, has been engaged in the computer and services segment of the computer industry since 1981. Mr. Levitt is currently a Senior Account Executive for Dell Computer in Pittsburgh, PA. He is in the Large Enterprise Group and is responsible for developing major accounts in Western Pennsylvania. Mr. Levitt has been with Dell since November 2005. In 2009, Mr. Levitt was awarded the “Circle of Excellence” award by Dell which is a highest corporate award given to less than 1% of the sales and support employees. In addition, he was awarded over the past three years “Top Team Performer” and “Regional Top Performer” awards. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years grew to over 100 employees and $50 million in annual sales. Since founding XiTech, he had served as one of its corporate principals, as a Network Consultant and as the Manager of its Network Sales Force. Mr. Levitt left XiTech in 2004. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University. The Board of Directors believes that Mr. Levitt’s sales and marketing experience in technology-based businesses, including start-ups and smaller businesses, makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.
Philip B. White, 71, of Ocean City, Maryland was elected to the Board of Directors in August 2006. Mr. White is currently an international consultant in the private sector providing regulatory and industry standards advice to international companies regulated by the Food and Drug Administration, the Consumer Product Safety Commission, and the Environmental Protection Agency. He also served as a Technical Advisor and Regulatory Liaison to Nocopi from 2002 to 2005. Before establishing his own global consulting practice in 2000, Mr. White was Director of Medical Device Consulting at the international firm of AAC Consulting Group (now Kendle), Rockville, Md., from 1994 to 2000. He retired from a 33-year career with the U.S. Food and Drug Administration in 1994. His last FDA position was Director of the Office of Standards and Regulations in the Center for Devices and Radiological Health. Previous FDA positions included Regional Director of FDA’s enforcement activities in the Southwestern Region, Deputy FDA Assistant Commissioner for Program Coordination, and Supervisory Food and Drug Inspector. He has served on the Board of Directors of the American National Standards Institute, the Association for Advancement of Medical Instrumentation, and the Regulatory Affairs Professionals Society. He is a 1961 graduate of Wilkes University, Wilkes-Barre, PA with a B.A. Degree in Biology. He also did graduate studies in 1967 and 1968 specializing in the Federal Food Drug and Cosmetic Act at the New York University Graduate Law School in New York City. The Board of Directors believes that Mr. White’s considerable experience with consumer product safety and regulatory matters gained from his many years at the Food and Drug Administration makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.
Rudolph A. Lutterschmidt, 63, has been Vice President and Chief Financial Officer of the Company for more than five years, serving in this capacity on a part-time basis since January 2000. Since July 2006, Mr. Lutterschmidt has been a consultant to several southeast Pennsylvania businesses including Murex Investments, a Philadelphia investment fund, where he provided financial guidance to two of its portfolio companies. From April 2005 to July 2006, Mr. Lutterschmidt was employed by BCA Employee Management Group, Inc., a Human Resource Outsource firm located in West Chester, PA. From January 2002 to March 2005, Mr. Lutterschmidt was employed by CitySort LP, a data to delivery mailing business, serving as its Chief Financial Officer from January 2002 to February 2005. He is a graduate of Syracuse University, a member of Financial Executives International, the Institute of Management Accountants and is a Certified Management Accountant.
The terms of the current directors will expire at the 2010 annual meeting of stockholders of the Company.
Corporate Governance
The Board of Directors has determined that all of the directors, with the exception of Michael A. Feinstein, M.D., who serves as Chief Executive Officer, are independent as that term is defined by the SEC. The Company did not make any material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors during 2010.

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
Based solely on the Company’s review of the copies of any Section 16(a) forms received by it, the Company believes that with respect to the fiscal year ended December 31, 2009, all Reporting Persons complied with all applicable filing requirements.
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth information concerning compensation for 2009 and 2008 paid to Michael A. Feinstein, M.D., the Company’s Chairman who has served since February 2000 as the Company’s Chief Executive Officer. No other employee received compensation in 2009 greater than $100,000.

Nonqualified
Name						Nonequity	deferred
and				Stock	Option	incentive plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael A. Feinstein, M.D.
Chairman, President and	2009	85,000							85,000
Chief Executive Officer	2008	49,583			24,340				73,923
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
Director Compensation
The following table summarizes compensation earned by the Company’s non-executive directors for the year ended December 31, 2009. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of the Company.

	Fees
	earned				Nonqualified
	or			Nonequity	deferred
	paid in	Stock	Option	incentive plan	compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William P. Curtis, Jr.	0	0	0	0	0	0	0
Herman M. Gerwitz (1)	0	0	0	0	0	0	0
Stanley G. Hart (2)	0	0	0	0	0	0	0
Richard Levitt (3)	0	0	0	0	0	0	0
Philip B. White (4)	0	0	0	0	0	0	0

(1)	Mr. Gerwitz held 300,000 exercisable stock options at December 31, 2009.

(2)	Mr. Hart resigned in September 2009.

(3)	Mr. Levitt held 300,000 exercisable stock options at December 31, 2009.

(4)	Mr. White held 100,000 exercisable stock options at December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of March 15, 2010, the stock ownership of (1) each person or group known by the Registrant to beneficially own 5% or more of Registrant’s common stock and (2) each director individually, and (3) all directors and executive officers of the Company as a group. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 9C Portland Road, West Conshohocken, Pennsylvania, 19428.

Common Stock
	Number
	Of Shares
	Beneficially	Percentage of
Name of Beneficial Owner	Owned	Class (1)
5% Stockholders
Philip N. Hudson P.O. Box 160892 San Antonio, TX 78280-3092 (2)	3,962,717	7.1%

Westvaco Brand Security, Inc. One High Ridge Park Stamford, CT 06905 (3)	3,917,030	7.0%

Ross. L Campbell 675 Lewis Lane Ambler, PA 19002 (4)	3,264,457	5.8%

Directors and Officers
Michael A Feinstein, M.D. (5)	3,331,881	5.9%
W. Ward Carey	760,000	1.4%
William P. Curtis, Jr.	457,428	*
Herman M. Gerwitz (6)	533,500	*
Richard Levitt (7)	550,000	*
Philip B. White (8)	222,833	*
All Executive Officers and Directors as a Group (7 individuals) (9)	5,906,242	10.5%

*	Less than 1.0%.

(1)
Where the Number of Shares Beneficially Owned (reported in the preceding column) includes shares which may be purchased upon the exercise of outstanding stock options which are or within sixty days will become exercisable (“presently exercisable options”) the percentage of class reported in this column has been calculated assuming the exercise of such presently exercisable options.

(2)	As reflected in a Schedule 13D dated August 11, 2008 filed on behalf of Philip N. Hudson and subsequent open market purchases as reported to the Company by Mr. Hudson.

(3)	As reflected in a Schedule 13D dated March 14, 2001 filed on behalf of Westvaco Brand Security, Inc.

(4)	As reflected in a Schedule 13D dated April 4, 2005 filed on behalf of Ross L. Campbell.

(5)	Includes 656,000 shares held by a pension plan of which Dr. Feinstein is a trustee, 100,000 shares held in an IRA and 300,000 presently exercisable stock options.

(6)	Includes 50,000 shares held by a trust on behalf of a child of Mr. Gerwitz, 10,000 shares held by a child of Mr. Gerwitz, 6,000 shared held in an IRA and 300,000 presently exercisable stock options.

(7)	Includes 300,000 presently exercisable stock options.

(8)	Includes 100,000 presently exercisable stock options and 50,000 presently exercisable stock options held by Mr. White’s wife.

(9)	Includes 1,100,000 presently exercisable stock options.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2009

			Number of securities
			remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding options,	plans (excluding
	of outstanding options,	warrants and rights	securities reflected in
Plan Category	warrants and rights	compensation plans	column (a))
	(a)	(b)	(c)

Equity Compensation plans approved by security holders	300,000	$.22	-0-
Equity Compensation plans not approved by security holders (1)	1,025,000	$.24	-0-
Warrants issued in connection with short-term loans (2)	47,000	$.23	-0-

Total	1,372,000	$.24	-0-

(1)
Registrant’s 1999 Stock Option Plan was adopted by the Registrant’s Board of Directors in February 1999. The Plan provided for the grant of incentive or non-qualified options to purchase up to 2,000,000 shares of common restricted stock of the Registrant to employees, directors, consultants and advisors. The Plan was administered by the Board of Directors or a committee of not less than two board members appointed by the board. The Plan terminated in February 2009 on the tenth anniversary of its adoption.

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
During 2009, Mr. Lutterschmidt, Chief Financial Officer, received options to purchase 50,000 shares of the Company’s common stock at $.12 per share. The options expire in 2014.
During 2009, Dr. Feinstein’s brother-in-law purchased 650,000 shares of the Company’s stock for $32,000 (250,000 shares at $.064 and 400,000 shares at $.04).
During 2009, the Company sold 260,417 unregistered shares of its common stock to William P. Curtis, Jr., a director for $25,000 ($.096 per share).

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
Audit Fees
During 2009 and 2008, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $34,000 and $29,000, respectively.
Audit-Related Fees
During 2009, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements. During 2008, the aggregate fees billed for professional services rendered by our principal accountant for assurance and related services reasonably related to the performance of the audit or review of financial statements was $1,200.
Tax Fees
During 2009 and 2008, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $4,500 and $4,000, respectively.
All Other Fees
During 2009 and 2008, there were no fees billed for products and services provided by our principal accountant other than those set forth above.
Audit Committee Approval
The Audit Committee, consisting of Michael A. Feinstein, M.D., Chairman, President and Chief Executive Officer, and Herman M. Gerwitz, CPA, evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. All non-audit services were approved by the audit committee. Registrant does not rely on pre-approval policies and procedures.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.
Date: March 31, 2010	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
		Title:	Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D. Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2010

/s/ Rudolph A. Lutterschmidt Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2010

/s/ W. Ward Carey W. Ward Carey	Director	March 31, 2010

/s/ William P. Curtis, Jr. William P. Curtis, Jr.	Director	March 31, 2010

/s/ Herman M. Gerwitz Herman M. Gerwitz	Director	March 31, 2010

/s/ Richard Levitt Richard Levitt	Director	March 31, 2010

/s/ Philip B. White Philip B. White	Director	March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
of Nocopi Technologies, Inc.
West Conshohocken, Pennsylvania
We have audited the accompanying balance sheets of Nocopi Technologies, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MORISON COGEN, LLP

Bala Cynwyd, Pennsylvania March 31, 2010

Nocopi Technologies, Inc.
Balance Sheets*

	December 31
	2009	2008
Assets

Current assets
Cash and cash equivalents	$37,200	$87,200
Accounts receivable less $5,000 allowance for doubtful accounts	140,400	167,100
Inventory	66,100	97,200
Prepaid and other	35,200	35,900

Total current assets	278,900	387,400

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,900	184,900

	257,400	257,400
Less: accumulated depreciation and amortization	242,200	233,100

	15,200	24,300

Total assets	$294,100	$411,700

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities
Line of credit	$100,000	—
Accounts payable	268,400	$272,200
Accrued expenses	106,900	117,100
Deferred revenue	13,900	10,000

Total current liabilities	489,200	399,300

Commitments and contingencies

Stockholders’ equity (deficiency)
Series A preferred stock, $1.00 par value
Authorized - 300,000 shares
Issued and outstanding — none
Common stock, $.01 par value
Authorized - 75,000,000 shares
Issued and outstanding
2009 - 54,972,296 shares; 2008 - 52,285,837 shares	549,700	522,900
Paid-in capital	12,287,400	12,132,300
Accumulated deficit	(13,032,200)	(12,642,800)

	(195,100)	12,400

Total liabilities and stockholders’ equity (deficiency)	$294,100	$411,700

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Operations*

	Years ended December 31
	2009	2008
Revenues
Licenses, royalties and fees	$377,900	$591,400
Product and other sales	290,200	349,900

	668,100	941,300

Cost of revenues
Licenses, royalties and fees	86,400	90,200
Product and other sales	239,200	252,900

	325,600	343,100

Gross profit	342,500	598,200

Operating expenses
Research and development	165,900	166,900
Sales and marketing	259,200	246,600
General and administrative	372,400	547,000

	797,500	960,500

Net loss from operations	(455,000)	(362,300)

Other income (expenses)
Reversal of accounts payable and accrued expenses	69,100	91,000
Interest income	—	2,800
Interest expense and bank charges	(3,500)	(2,300)

	65,600	91,500

Net loss before income taxes	(389,400)	(270,800)
Income taxes	—	900

Net loss	$(389,400)	$(271,700)

Basic and diluted net loss per common share	$(.01)	$(.01)

Basic and diluted weighted average common shares outstanding	53,124,118	52,282,920

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statement of Stockholders’ Equity (Deficiency)*
For the Period January 1, 2008 through December 31, 2009

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance — January 1, 2008	52,275,837	$522,800	$12,008,500	$(12,371,100)	$160,200

Exercise of warrants	10,000	100	2,100		2,200

Stock option compensation			121,700		121,700

Net loss				(271,700)	(271,700)

Balance — December 31, 2008	52,285,837	522,900	12,132,300	(12,642,800)	12,400

Sales of common stock	2,686,459	26,800	135,200		162,000

Stock option compensation			19,900		19,900

Net loss				(389,400)	(389,400)

Balance — December 31, 2009	54,972,296	$549,700	$12,287,400	$(13,032,200)	$(195,100)

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*

	Years ended December 31
	2009	2008
Operating Activities
Net loss	$(389,400)	$(271,700)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	9,100	12,500
Reversal of accounts payable and accrued expenses	(69,100)	(91,000)
Compensation expense — stock option grants	19,900	121,700

	(429,500)	(228,500)

(Increase) decrease in assets
Accounts receivable	26,700	54,800
Inventory	31,100	(4,900)
Prepaid and other	700	20,300
Increase (decrease) in liabilities
Accounts payable and accrued expenses	55,100	(21,100)
Accrued income taxes	—	(800)
Deferred revenue	3,900	5,000

	117,500	53,300

Net cash used in operating activities	(312,000)	(175,200)

Investing Activities
Additions to fixed assets	—	(3,400)

Net cash used in investing activities	—	(3,400)

Financing Activities
Net borrowings under line of credit	100,000	—
Issuance of common stock	162,000	—
Exercise of warrants	—	2,200

Net cash provided by financing activities	262,000	2,200

Decrease in cash and cash equivalents	(50,000)	(176,400)
Cash and cash equivalents
Beginning of year	87,200	263,600

End of year	$37,200	$87,200

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,100	$2,700
Cash paid for income taxes	—	$2,400

Supplemental Disclosure of Non Cash Investing Activities
Write-off of fully depreciated furniture, fixtures and equipment
Furniture, fixtures and equipment	—	$(327,900)
Accumulated depreciation	—	$327,900

*	The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
1.	Organization of the Company
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
Financial Statement Presentation - Amounts included in the accompanying financial statements have been rounded to the nearest hundred, except for number of shares and per share information.
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
Accounts receivable - As amounts become uncollectible, they will be charged to an allowance or operations in the period when a determination of uncollectibility is made. Any estimates of potentially uncollectible customer accounts receivable will be made based on an analysis of individual customer and historical write-off experience. The Company’s analysis includes the age of the receivable account, creditworthiness and general economic conditions.
Inventory consists primarily of ink components and paper and is stated at the lower of cost (determined by the first-in, first-out method) or market.
Fixed assets are carried at cost less accumulated depreciation and amortization. Furniture, fixtures and equipment are generally depreciated on the straight-line method over their estimated service lives. Leasehold improvements are amortized on a straight-line basis over the shorter of five years or the term of the lease. Major renovations and betterments are capitalized. Maintenance, repairs and minor items are expensed as incurred. Upon disposal, assets and related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income. In 2008, the Company wrote off approximately $327,900 of fully depreciated furniture, fixtures and equipment that has been disposed of, along with an equal amount of accumulated depreciation. There was no effect on the Company’s results of operations.
Patent costs are charged to expense as incurred due to the uncertainty of their recoverability as a result of the Company’s adverse liquidity situation.

Revenues - In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectibility of the sales revenue is reasonably assured. Subject to these criteria, the Company will generally recognize revenue upon shipment of product. Revenue from license fees and royalties will be recognized as earned over the license term.
Income taxes - Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Fair value - The carrying amounts reflected in the balance sheets for cash, cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments. The carrying amount of the line of credit approximates fair value since the interest rate associated with the debt approximates the current market interest rates.
Earnings (loss) per share - The Company follows FASB ASC 260 (formerly, SFAS No. 128), “Earnings Per Share,” resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for the years ended December 31, 2009 and December 31, 2008, common stock equivalents, consisting of stock options and warrants, were anti-dilutive for those periods.
Comprehensive income (loss) - The Company follows FASB ASC 220 (formerly, SFAS No. 130), “Comprehensive Income.” Since the Company has no items of comprehensive income (loss), comprehensive income (loss) is equal to net income (loss).
Recoverability of Long-Lived Assets
The Company follows FASB ASC 360-35 (formerly, SFAS No. 144), “Impairment or Disposal of Long-Lived Assets.” The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company’s annual financial statements.
Recently Adopted Accounting Pronouncements
FASB ASC 820-10 (formerly, SFAS No. 157) establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this standard in each period did not have a material impact on its financial statements.

FASB ASC 805 (formerly, SFAS No. 141R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard was adopted by the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis, when applicable.
FASB ASC 825-10 (formerly, FSP FAS 107-1 and FSP APB 28-1) requires disclosures about the fair value of financial instruments for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.
FASB ASC 820-10 (formerly, FSP FAS 157-4) provides additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.
FASB ASC 855-10 (formerly, SFAS No. 165) is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.
However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued. This standard was adopted for its interim period ending June 30, 2009. Subsequent events have been evaluated through the date that the financial statements were issued.
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard changes the referencing of financial standards.
As of December 31, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-17. None of the ASUs have had an impact on the Company’s financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
As of December 31, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.	Going Concern
Since its inception, with the exception of the year ended December 31, 2007 during which it generated net income of $386,000, the Company has incurred significant losses and, as of December 31, 2009, had accumulated losses of $13,032,200. For the years ended December 31, 2009 and December 31, 2008, the Company’s had a net loss from operations of $455,000 and $362,300, respectively. The Company had negative working capital of $210,300 at December 31, 2009 and $11,900 at December 31, 2008. Due in part to the recession which has and is continuing to negatively impact the country’s economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.
During 2009, the Company raised $162,000 in a private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended, whereby 2,426,042 shares of the Company’s common stock were sold to six non-affiliated individual investors and 260,417 were sold to a Director of the Company. These investments, combined with the remainder of the cash generated from operations during the year ended December 31, 2007 and borrowings under its line of credit, have permitted the Company to continue in operation to the current date. In 2008, the Company negotiated a $100,000 revolving line of credit with a bank as an additional potential source of capital. During 2009, the Company borrowed the entire $100,000 under the line of credit to fund its operating activities. There can be no assurances that the bank will continue to make the line of credit available in the future. Management of the Company believes that it will need additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations in the near future.
The Company’s independent registered public accountants have included a “going concern” explanatory paragraph in their audit report accompanying the 2009 financial statements. The paragraph states that the Company’s recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
4.	Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivables. At December 31, 2009, the Company did not have deposits with a financial institution that exceed the FDIC deposit insurance coverage of $250,000. There is a concentration of credit risk with respect to accounts receivable due to the number of major customers.

5.	Line of Credit
In 2008, the Company negotiated a $100,000 revolving line of credit with a bank to provide a source of working capital. The line of credit is secured by all the assets of the Company and bears interest at the bank’s prime rate plus .5%. At December 31, 2009, the interest rate applicable to the Company’s line of credit was 3.75%. The line of credit is subject to an annual review and quiet period. The Company presently is required to pay interest only on borrowings under the line of credit. During the year ended December 31, 2009, the Company borrowed the entire $100,000 available under the line of credit.
6.	Stockholders’ Equity
During 2009, the Company sold 2,426,042 shares of its common stock to six non-affiliated individual investors and 260,417 shares to William P. Curtis, Jr., a Director, for a total of $162,000 pursuant to a private placement. During 2008, a warrant holder exercised warrants to acquire 10,000 shares of common stock of the Company at $.22 per share.
7.	Other Income (Expenses)
Other income (expenses) includes, for the year ended December 31, 2009, the reversal of $69,100 of accounts payable related to invoices received from 2001 through 2003 from a business for consulting services that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired. For the year ended December 31, 2008, other income (expenses) included the reversal of $91,000 of accounts payable and accrued expenses that the Company, with legal counsel, determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired.
8.	Income Taxes
The Company recorded an income tax expense of $900 in the year ended December 31, 2008 for certain state income taxes due for 2007 in excess of the tax liability recorded in that year. There is no income tax benefit for 2009 due to the availability of net operating loss carryforwards (“NOL’s”) for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At December 31, 2009 and December 31, 2008, the Company had NOL’s approximating $7,194,000 and $8,297,000, respectively. The operating losses at December 31, 2009 are available to offset future taxable income; however, if not utilized, they expire in varying amounts through the year 2029. As a result of the sale of the Company’s common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL’s may be limited. Additionally, the utilization of these NOL’s, if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no temporary differences for the years ended December 31, 2009 and December 31, 2008. The Company has established a 100% valuation allowance of approximately $2,949,000 and $3,402,000 at December 31, 2009 and December 31, 2008, respectively, for the deferred tax assets due to the uncertainty of their realization.

The Company adopted the provisions of FASB ASC 740-10-50-15 (formerly FIN 48), “Unrecognized Tax Benefit Related Disclosures,” on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and no unrecognized tax benefits at December 31, 2008. There was no change in unrecognized tax benefits during the year ended December 31, 2009 and there was no accrual for uncertain tax positions as of December 31, 2009.
There were no interest and penalties recognized in the statement of operations and in the balance sheet. Tax years from 2006 through 2009 remain subject to examination by U.S. federal and state tax jurisdictions.
9.	Commitments and Contingencies
The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2013.
Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2009 are: $41,900 — 2010; $43,200 — 2011; $44,400 — 2012 and $11,400 — 2013.
Total rental expense under operating leases was $42,400 and $41,200 in 2009 and 2008, respectively.
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
From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.
10.	Stock Options and 401(k) Savings Plan
In December 2004, the Financial Accounting Standards Board (FASB) issued an amendment to FASB ASC 718 (formerly, SFAS 123R), Share Based Payment. This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s financial statements. In addition, in March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC’s staff’s position regarding the application of FASB ASC 718 and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.
The 1996 and 1999 Stock Option Plans provided for the granting of up to 2,700,000 incentive and non-qualified stock options to employees, non-employee directors, consultants and advisors to the Company. In the case of options designated as incentive stock options, the exercise price of the options granted must be not less than the fair market value of such shares on the date of grant. Non-qualified stock options may be granted at any amount established by the Stock Option Committee or, in the case of Discounted Options issued to non-employee directors in lieu of any portion of an Annual Retainer, in accordance with a formula designated in the Plan. The 1996 Stock Option Plan terminated in June 2006 and no further stock options can be granted under the plan; however, options granted before June 2006 may be exercised through their expiration date. The 1999 Stock Option Plan terminated in February 2009 and no further stock options can be granted under the plan; however, options granted before the termination date may be exercised through their expiration date.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.
A summary of stock options under the Company’s stock option plans follows:

		Exercise	Weighted
	Number of	Price Range	Average
	Shares	Per Share	Exercise Price

Outstanding at December 31, 2007	1,750,000	$.10 to $.22	$.16
Options granted	500,000.45		.45

Outstanding at December 31, 2008	2,250,000	.10 to .45	.23
Options granted	325,000.12		.12
Options canceled	1,250,000	.10 to .45	.19

Outstanding at December 31, 2009	1,325,000	$.10 to $.45	$.24

		Exercise	Weighted
	Option	Price Range	Average
	Shares	Per Share	Exercise Price
Exercisable at year end:
2008	1,750,000	$.10 to $.22	$.16
2009	1,000,000	$.10 to $.45	$.28

Options available for future grant under all plans:
2008	325,000
2009	0

The following table summarizes information about stock options outstanding at December 31, 2009:

Range of exercise prices	$.10 to $.45

Number outstanding at December 31, 2009	1,325,000

Weighted average remaining contractual life (years)	2.43

Weighted average exercise price	$.24

Exercisable options:
Number outstanding at December 31, 2009	1,000,000

Weighted average remaining contractual life (years)	1.87

Weighted average exercise price	$.28

In February 2009, the Board of Directors of the Company, under the Company’s 1999 Stock Option Plan, granted options to acquire 200,000 shares of its common stock to five employees of the Company, options to acquire 75,000 shares of its common stock to two consultants and options to acquire 50,000 shares of its common stock to an officer of the Company at $.12 per share. The options vest after one year and expire after five years. In accordance with the fair value method as described in accounting requirements of FASB ASC 718, compensation expense of approximately $22,900 is being recognized over the vesting period of the options through February 2010 to account for the cost of services received by the Company in exchange for the grant of stock options. The fair value was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-1.81%; volatility-70% and dividend yield-0. During the year ended December 31, 2009, compensation expense of approximately $19,900 was recognized. As of December 31, 2009, the unrecognized portion of compensation expense was approximately $3,000.
On April 30, 2008, the Company, under its directors stock option plan, granted options to each of its then five directors, including one member who is also an executive officer of the Company, to purchase 100,000 shares each of its common stock at an exercise price of $.45 per share, vesting on January 1, 2009, and expiring five years from the date of grant. The options were contingent on the directors attending a certain percentage of Board of Directors meetings during 2008. In accordance with the fair value method as described in accounting requirements of FASB ASC 718, the Company recognized compensation expense of $121,700 during the year ended December 31, 2008 over the vesting period of the options to account for the cost of employee and director services received by the Company in exchange for the grant of stock options. The fair value was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-3.03%; volatility-61% and dividend yield-0.

At December 31, 2009, the Company had 47,000 warrants to purchase common stock of the Company outstanding at exercise prices ranging from $.21 to $.27 and expiring at various dates through September 2011.
At December 31, 2009, the Company has reserved 1,372,000 shares of common stock for possible future issuance upon exercise of 1,325,000 stock options and 47,000 warrants. The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2009 or 2008.
11.	Major Customer and Geographic Information
The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Year ended December 31
	2009	2008
Customer A	35%	45%
Customer B	21%	18%
Customer C	19%	23%
The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2009	2008
Customer A	59%	65%
Customer B	13%	—
Customer C	19%	28%
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.
The Company’s revenues by geographic region are as follows:

	Year ended December 31
	2009	2008
North America	$524,600	$765,300
Asia	142,600	174,400
Europe	900	1,600

	$668,100	$941,300

12.	Subsequent Events
In late March 2010, the Company received unsecured loans totaling $40,500 from three individuals of which $7,500 was lent by Herman M. Gerwitz, a Director. The loans bear interest at 8% and are payable on demand. Additionally, subject to Board of Directors approval, the Company granted warrants to purchase 40,500 shares of common stock of the Company at $.0703 per share to these three individuals. The warrants expire in five years. The loans were used to finance the Company’s working capital requirements. These demand loans constitute a violation of the covenants under the Company’s line of credit. Management of the Company intends to cure this violation.

Exhibit Index
The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation (15)

3.2		Amended and Restated Bylaws (15)

4.1		Form of Certificate of Common Stock (11)

10.1	†	Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (1)

10.2	†	Nocopi Technologies, Inc. 1996 Stock Option Plan (2)

10.3	†	Nocopi Technologies, Inc. 1999 Stock Option Plan (3)

10.4	†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (3)

10.5		Director Indemnification Agreement (4)

10.6		Officer Indemnification Agreement (4)

10.7		Stock Purchase Agreement with Westvaco Brand Security, Inc. (5)

10.8		Registration Rights Agreement with Westvaco Brand Security, Inc. (5)

10.9		Subscription Agreement with Entrevest I Associates (6)

10.10		Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (6)

10.11		Settlement Agreement with Euro-Nocopi, S.A. (7)

10.12		Agreement of Terms with Entrevest I Associates (8)

10.13		Conversion Agreement (9)

10.14		Patent License Agreement with Giddy Up, LLC and Color Loco, LLC (12)

10.15		Addendum #1 to Patent License Agreement with Giddy Up, LLC and Color Loco, LLC (12)

10.16		Amendment dated July 18, 2007 to Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (13)

10.17	†	Employment Agreement with Michael A. Feinstein, M.D. (14)

10.18		Business Loan Agreement, Promissory Note and Commercial Security Agreement dated August 19, 2008 between the Company and Sovereign Bank (15)

10.19	†*	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan

10.20	*	Patent License Agreement with Elmer’s Products, Inc.

Exhibit
Number		Description

14.1		Code of Ethics (10)

31.1	*	Certification of Chief Financial Officer required by Rule 13a-14(a)

31.2	*	Certification of Chief Executive Officer required by Rule 13a-14(a)

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit filed with this Report.

†	Compensation plans and arrangements for executives and others.

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1993

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 1998

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2002

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2003

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2004

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2004

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2004

(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2005

(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2006

(13)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2007

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2008

(15)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008