Form 10-Q
period 2010-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2010-08-23
CIK 888981

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 56,643,708 shares of common stock, par value $.01, as of August 16, 2010.

NOCOPI TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended March 31
	2010	2009
Revenues
Licenses, royalties and fees	$54,000	$70,500
Product and other sales	38,700	43,100

	92,700	113,600

Cost of revenues
Licenses, royalties and fees	20,700	20,000
Product and other sales	47,000	47,200

	67,700	67,200

Gross profit	25,000	46,400

Operating expenses
Research and development	42,000	42,200
Sales and marketing	34,400	73,900
General and administrative	100,500	109,600

	176,900	225,700

Net loss from operations	(151,900)	(179,300)

Other income (expenses)
Interest expense, bank charges and financing cost	(3,200)	(200)

	(3,200)	(200)

Net loss	$(155,100)	$(179,500)

Basic and diluted loss per common share	$(.00)	$(.00)

Basic and diluted weighted average common shares outstanding	54,972,296	52,285,837

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Balance Sheets*

	March 31	December 31
	2010	2009
	(unaudited)	(audited)
Assets
Current assets
Cash	$17,200	$37,200
Accounts receivable less $5,000 allowance for doubtful accounts	56,600	140,400
Inventory	66,100	66,100
Prepaid and other	26,600	35,200

Total current assets	166,500	278,900

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,900	184,900

	257,400	257,400
Less: accumulated depreciation and amortization	244,300	242,200

	13,100	15,200

Total assets	$179,600	$294,100

Liabilities and Stockholders’ Deficiency

Current liabilities
Line of credit	$100,000	$100,000
Demand loans	40,500	—
Accounts payable	250,800	268,400
Accrued expenses	126,100	106,900
Deferred revenue	7,600	13,900

Total current liabilities	525,000	489,200

Stockholders’ deficiency
Common stock, $.01 par value
Authorized - 75,000,000 shares
Issued and outstanding - 54,972,296 shares	549,700	549,700
Paid-in capital	12,292,200	12,287,400
Accumulated deficit	(13,187,300)	(13,032,200)

Total stockholders’ deficiency	(345,400)	(195,100)

Total liabilities and stockholders’ deficiency	$179,600	$294,100

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Three Months ended March 31
	2010	2009
Operating Activities
Net loss	$(155,100)	$(179,500)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation and amortization	2,100	2,300
Compensation expense — stock option grants	3,000	1,900
Financing cost — warrant grants	1,800	—

	(148,200)	(175,300)

Decrease in assets
Accounts receivable	83,800	87,800
Inventory	—	7,000
Prepaid and other	8,600	4,000
Increase (decrease) in liabilities
Accounts payable and accrued expenses	1,600	18,500
Deferred revenue	(6,300)	14,200

	87,700	131,500

Net cash used in operating activities	(60,500)	(43,800)

Financing Activities
Proceeds from demand loans	40,500	—

Net cash provided by financing activities	40,500	—

Decrease in cash and cash equivalents	(20,000)	(43,800)
Cash at beginning of year	37,200	87,200

Cash at end of period	$17,200	$43,400

Supplemental disclosure of cash flow information
Cash paid for interest	$900	$—

*	See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2009 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2009 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2010 may not be necessarily indicative of the operating results expected for the full year.
The Company follows FASB ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).
Note 2. Going Concern
Since its inception, the Company has incurred significant losses and, as of March 31, 2010, had accumulated losses of $13,187,300. For the three months ended March 31, 2010, the Company had a net loss from operations of $151,900 and negative cash flow from operations of $60,500. At March 31, 2010, the Company had negative working capital of $358,500 and a stockholders’ deficiency of $345,400. For the year ended December 31, 2009, the Company’s net loss from operations was $455,000. Due in part to the recession that has and is continuing to negatively impact the country’s economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business and new product lines. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.

In March 2010, the Company received unsecured loans totaling $40,500 from three individuals, of which $7,500 was lent by Herman M. Gerwitz, a Director. During 2009, the Company raised $162,000 in a private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended, whereby 2,426,042 shares of the Company’s common stock were sold to six non-affiliated individual investors and 260,417 were sold to a Director of the Company. Receipt of funds from these individuals, along with borrowings during 2009 under its line of credit with a bank, has permitted the Company to continue in operation to the current date. During 2009, the Company borrowed the entire $100,000 under the line of credit, obtained in 2008, to fund its operating activities. In August 2010, the Company accepted an offer by the bank to repay the outstanding loan balance in forty-eight equal monthly installments, plus interest, beginning in October 2010. Management of the Company believes that it will need additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations in the near future.
Note 3. Stock Based Compensation
The Company follows FASB ASC 718, Compensation — Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.
In February 2009, the Board of Directors of the Company granted options to acquire 200,000 shares of its common stock to five employees of the Company, options to acquire 75,000 shares of its common stock to two consultants and options to acquire 50,000 shares of its common stock to an officer of the Company at $.12 per share. The options vested in February 2010 and expire five years from the date of grant. In accordance with the fair value method as described in accounting requirements of FASB ASC 718, expense of approximately $22,900 was recognized over the vesting period of the options through February 2010 to account for the cost of services received by the Company in exchange for the grant of stock options. During the three months ended March 31, 2010 and March 31, 2009, compensation expense of approximately $3,000 and $1,900, respectively, was recognized. There was no unrecognized portion of expense at March 31, 2010. The Company’s stock option plans terminated prior to 2010 and no further stock options can be granted under the plans; however, stock options granted before the termination dates may be exercised through their expiration dates. There were no stock options exercised or cancelled during the three months ended March 31, 2010.

The following table summarizes the Company’s stock option plans at March 31, 2010 and December 31, 2009:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price

Outstanding, December 31, 2009	1,325,000	$.10 to $.45	$.24

Outstanding, March 31, 2010	1,325,000	$.10 to $.45	$.24

Exercisable, March 31, 2010	1,325,000	$.10 to $.45	$.24

Weighted average remaining contractual life (years)	2.18
Note 4. Line of Credit
In 2008, the Company negotiated a $100,000 revolving line of credit with a bank to provide a source of working capital. The line of credit is secured by all the assets of the Company and bears interest at the bank’s prime rate plus .5%. At March 31, 2010, the interest rate applicable to the Company’s line of credit was 3.75%. The line of credit is subject to an annual review and quiet period. Until the third quarter of 2010, the Company had been required to pay interest only on borrowings under the line of credit. During the year ended December 31, 2009, the Company borrowed the entire $100,000 available under the line of credit. In the third quarter of 2010, the Company was notified by the bank that the line of credit was not being renewed and was offered repayment terms, which the Company has accepted, to repay the outstanding loan balance in forty-eight equal monthly installments of $2,083, plus interest at the bank’s prime rate plus .5%, beginning in October 2010.
Note 5. Demand Loans
In March 2010, the Company received unsecured loans totaling $40,500 from three individuals of which $7,500 was lent by Herman M. Gerwitz, a Director. The loans bear interest at 8% and are payable on demand. The loans were used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 40,500 shares of common stock of the Company at $.0703 per share to these three individuals. The warrants expire in five years. A financing cost of approximately $1,800 representing the fair value of the warrants was charged to income in the first quarter of 2010. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-2.65%; volatility-77% and dividend yield-0. The acceptance of these unsecured loans constitutes a violation of certain covenants under the Company’s line of credit which gives the lender certain rights including requiring the Company to repay the entire outstanding loan balance of $100,000. Such a requirement by the bank could have a material adverse effect on the Company’s financial condition. Management of the Company intends to cure this violation.

The following table summarizes the Company’s warrant activity since December 31, 2009:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price

Outstanding, December 31, 2009	47,000	$.21 to $.27	$.23

Warrants issued	40,500	$0.07	$.07

Outstanding, March 31, 2010	87,500	$.07 to $.27	$.15

Weighted average remaining contractual life (years)	3.05

Exercisable warrants, March 31, 2010	87,500	$.07 to $.27	$.15

Weighted average remaining contractual life (years)	3.05
Note 6. Income Taxes
There is no income tax benefit for the losses for the three months ended March 31, 2010 and March 31, 2009 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.
There was no change in unrecognized tax benefits during the period ended March 31, 2010 and there was no accrual for uncertain tax positions as of March 31, 2010.
Tax years from 2006 through 2009 remain subject to examination by U.S. federal and state jurisdictions.
Note 7. Loss per Share
In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three months ended March 31, 2010 and March 31, 2009, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.

Note 8. Major Customer and Geographic Information
The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended March 31
	2010	2009
Customer A	33%	19%
Customer B	25%	40%
Customer C	16%	13%
Customer D	—	16%
The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31	December 31
	2010	2009
Customer A	41%	19%
Customer B	42%	59%
Customer C	—	—
Customer D	—	13%
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.
The Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2010	2009
North America	$92,700	$94,900
Other	—	18,700

	$92,700	$113,600

Note 9. Subsequent Events
In April 2010, the Company sold 250,000 shares of its common stock to a non-affiliated investor for $14,000 and 148,912 shares of its common stock to Philip B. White, a Director, for $6,500 in a private placement.
On April 29, 2010, options to purchase 200,000 shares of the Company’s common stock held by two members of the Company’s Board of Directors expired.
In May 2010, the Company received an unsecured loan of $10,000 from an individual. The loan bears interest at 8% and is payable on demand. Additionally, the Company granted warrants, expiring in five years, to purchase 10,000 shares of stock at $.06 to this individual. The loan was used to finance working capital requirements.
In June 2010, the Company sold 210,000 shares of its common stock to a non-affiliated investor for $10,080 in a private placement.
In August 2010, the Company sold 1,000,000 shares of its common stock to three non-affiliated investors and 62,500 shares of its common stock to Herman M. Gerwitz, a Director, for a total of $34,000 in a private placement.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Financial Statements and related notes included elsewhere in this report as well as with the Company’s audited Financial Statements and Notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010, and keeping in mind this cautionary statement regarding forward-looking information.

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

Revenues for the first quarter of 2010 were $92,700 compared to $113,600 in the first quarter of 2009, a decrease of $20,900, or approximately 18%. Licenses, royalties and fees decreased by $16,500, or approximately 23%, in the first quarter of 2010 to $54,000 from $70,500 in the first quarter of 2009. The decrease in licenses, royalties and fees is due primarily to declines in licensing revenues from three licensees in the entertainment and toy products business offset in part by higher royalties from licensees in the retail receipt and document fraud market, several of which were added during 2009. In the first quarter of 2010, the Company was informed that one licensee in the entertainment and toy products market was discontinuing a product line incorporating technology licensed under a license agreement, ceasing ink purchases related to the these products and selling off its remaining inventory of these products. As a result of this licensee’s decision, royalties derived from products sold under this license declined to $100 in the first quarter of 2010 compared to $11,800 in the first quarter of 2009. Late in the second quarter of 2010, the Company concluded a multi-year license, containing guaranteed minimum royalties, with a new licensee in the entertainment and toy products market that it believes will generate future revenues, including ink sales, for the Company. Also, in the second quarter of 2010, the Company established a relationship with a large international business that, in the third quarter of 2010, will result in the introduction of entertainment and toy products incorporating the Company’s technologies in South America. There can be no assurances that the marketing and product development activities of these new, as well existing, licensees and other businesses in the entertainment and toy products market will produce significant increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide. Product and other sales decreased by $4,400, or approximately 10%, to $38,700 in the first quarter of 2010 from $43,100 in the first quarter of 2009. Sales of ink declined in the first quarter of 2010 compared to the first quarter of 2009 due primarily to no ink being required during the first quarter of 2010 by a third party printer of the Company’s major licensee in the entertainment and toy products business offset in part by higher shipments of ink to the Company’s licensees in the retail receipt and document fraud market in the first quarter of 2010 compared to the first quarter of 2009 and higher sales of security paper in the first quarter of 2010 compared the first quarter of 2009. The Company derived revenues of approximately $26,000 from licensees and their printers in the entertainment and toy products market in the first quarter of 2010 compared to approximately $64,500 in the first quarter of 2009.
The Company’s gross profit decreased to $25,000 in the first quarter of 2010, or approximately 27% of gross revenues, from $46,400 in the first quarter of 2009, or approximately 41% of gross revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.
As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as the overall gross profit. Primarily due to the decrease in revenues from licenses, royalties and fees in the first quarter of 2010 compared to the first quarter of 2009, the gross profit from licenses, royalties and fees decreased to approximately 62% of revenues from licenses, royalties and fees in the first quarter of 2010 from approximately 72% in the first quarter of 2009.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of lower sales of inks and an approximate constant fixed component of costs in the first quarter of 2010 compared to the first quarter of 2009, there was a negative gross profit from product and other sales of approximately 21% of revenues in the first quarter of 2010 compared to a negative gross profit of approximately 10% of revenues in the first quarter of 2009.
Research and development expenses of $42,000 in the first quarter of 2010 were comparable to $42,200 in the first quarter of 2009.
Sales and marketing expenses decreased to $34,400 in the first quarter of 2010 from $73,900 in the first quarter of 2009. The decrease reflects lower expenses in the first quarter of 2010 compared to the first quarter of 2009 due to the Company’s decision in the second half of 2009 to modify its method of marketing its security products to loss prevention departments in retailers. As a result, the Company incurred no consulting fees in the first quarter of 2010 and its travel expense declined in the first quarter of 2010 compared to the first quarter of 2009. Additionally, due to the lower level of sales in the first quarter of 2010 compared to the first quarter of 2009, commission expense was lower in the first quarter of 2010 compared to the first quarter of 2009.
General and administrative expenses decreased to $100,500 in the first quarter of 2010 from $109,600 in the first quarter of 2009 due primarily to lower legal expenses in the first quarter of 2010 compared to the first quarter of 2009 as there were lower requirements for these services and lower compensation expense during the first quarter of 2010 compared to the first quarter of 2009.
Other income (expenses) includes, in the first quarter of 2010, interest on funds borrowed under its line of credit with a bank and on demand loans from three individuals as well as amortization of financing costs related to warrants issued in conjunction with the demand loans. There was no interest expense in the first quarter of 2009 as there were no loans outstanding during that period.
The net loss of $155,100 in the first quarter of 2010 compared to the net loss of $179,500 in the first quarter of 2009 results primarily from lower sales and marketing expenses in the first quarter of 2010 compared to the first quarter of 2009 offset in part by lower gross profit on the lower level of revenues in those periods.
Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during the first quarter of 2010 and the first quarter of 2009.

Plan of Operation, Liquidity and Capital Resources
During the first quarter of 2010, the Company’s cash decreased to $17,200 at March 31, 2010 from $37,200 at December 31, 2009. During the first quarter of 2010, the Company borrowed $40,500 from three individuals and used $60,500 to support its operating activities.
During the first quarter of 2010, the Company’s revenues declined as a result of declines in licensing revenues from its principal licensees in the entertainment and toy products business. This decline was offset somewhat by increases in revenues from its original and new licensees in the retail receipt and document fraud market. In addition, as a result of the Company’s decision in the second half of 2009 to modify its method of marketing its security products to loss prevention departments in retailers by marketing these products through licensed printers who serve this market segment, the Company’s selling expenses declined in the first quarter of 2010 compared to the first quarter of 2009. As the overhead savings more than offset the lower gross profit, the Company recorded a lower net loss of $155,100 in the first quarter of 2010 compared to $179,500 in the first quarter of 2009 and had negative operating cash flow of $60,500 during the first quarter of 2010. At March 31, 2010, the Company had negative working capital of $358,500 and a stockholders’ deficiency of $345,400. For the full year of 2009, the Company had a net loss of $389,400 and had negative operating cash flow of $312,000 during the year. At December 31, 2009, the Company had negative working capital of $210,300 and a $195,100 stockholders’ deficiency. In 2008, the Company secured a $100,000 line of credit with a bank to provide working capital in the future. During the year ended December 31, 2009, the Company borrowed the entire $100,000 available under the line of credit. In August 2010, the Company accepted an offer by the bank to repay the outstanding loan balance in forty-eight equal monthly installments, plus interest, beginning in October 2010. In March 2010, the Company received unsecured loans totaling $40,500 from three individuals. Additionally, the Company, in 2009 and 2010 through the date of this report, has raised $226,600 through the sale of 4,357,871 shares of its common stock. These borrowings and sales of common stock have allowed the Company to remain in operation through the current date. There can be no assurances that the Company will be able to secure sufficient additional funding through investment or borrowings that will allow the Company to fund losses that it presently believes will continue during 2010. The Company believes that without immediate additional investment, it may be forced to cease operations in the near future.
The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of capitalizing on the specific business relationships it has developed in the entertainment and toy products business, including a new licensee added in the second quarter of 2010, through ongoing applications development for these licensees. Additionally, the Company anticipates further revenue growth in the retail loss prevention market through increased royalties from and security ink sales to its historical and newly added licensees in this market. The Company believes that these opportunities can provide increases in revenues and will modify its production, technical and other staff as necessary to support revenue levels. Early in the second quarter of 2010, the Company reduced its staff by two full time employees. The Company will also, subject to available financial resources, invest in capital equipment needed to support any ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. The Company plans to raise additional capital, in the form of debt, equity or both, to support its working capital requirements as well as to provide funding for its new and other business opportunities. There can be no assurances that the Company will be successful in raising additional capital, or that such additional capital, if obtained, will enable the Company to generate additional revenues and return to positive cash flow.

The Company generates a significant portion of its total revenues from licensees in the entertainment and toy products market. A continuation of the slowdown in consumer spending that was experienced during 2009 due to the current negative economic environment may adversely affect the sales of these licensees’ products that are generally sold through retail outlets over the balance of the year. The Company’s revenues, results of operations and liquidity would likewise be negatively impacted as they were during 2009.
Risk Factors
The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond the Company’s control. These risks could cause actual operating and financial results to differ materially from those expressed in the Company’s forward looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC including the Company’s annual report on Form 10-K filed on March 31, 2010:
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
Line of Credit. The Company has a $100,000 line of credit with a bank. In March 2010, the Company accepted unsecured loans totaling $40,500 from three individuals. The acceptance of these unsecured loans constituted a violation of certain covenants of the Company’s line of credit with that bank. Under the terms of the line of credit agreement, this covenant violation is an event of default whereby the bank has certain rights including requiring the Company to repay the entire outstanding loan balance. In August 2010, the Company accepted an offer by the bank to repay the outstanding loan balance of $100,000 in forty-eight equal monthly installments, plus interest, beginning in October 2010. A requirement by the bank for immediate repayment of the entire outstanding loan balance could have a material adverse effect on the Company’s financial condition.

Dependency on Major Customer. The Company derives a significant percentage of its revenues through a relationship with a major customer and two of its operating companies. Revenues obtained directly from this customer and indirectly, through its third party printers, equaled approximately 25% of the Company’s first quarter 2010 revenues and approximately 56% of the Company’s 2009 full year revenues. The Company also has substantial receivables from these businesses. While multi-year licenses exist with these organizations, the Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of these licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. As the Company’s licensees are subject to, and have been adversely affected, by economic conditions related to the current economic conditions, the Company’s revenues may be adversely impacted. In 2009, the Company entered into a three year license agreement, containing guaranteed minimum annual royalties, commencing January 2010 with this customer covering products sold under previous license agreements with two of the licensee’s operating divisions. The agreement contains renewal options. In March 2010, the Company was informed that this customer is discontinuing a product line incorporating technology licensed under a separate license agreement, ceasing ink purchases related to the these products and selling off its remaining inventory of these products. In 2009, the Company’s revenues related to this discontinued product line were approximately 7% of the Company’s total revenues. There can be no assurances that the recently renewed license will continue in force at the same, or more favorable, terms beyond its current termination date.
Possible Inability to Develop New Business. While the Company raised cash through additional capital investment, borrowings under its line of credit in 2009 and loans from individuals in 2010, it has limited increases in its operating expenses. Management of the Company believes that any significant improvement in the Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to return to and maintain positive operating cash flow in the future.
Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition has required it to significantly defer payments due vendors who supply raw materials and other components of the Company’s security inks, security paper that the Company purchases for resale and to providers of professional and other services. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. Delays in shipments to customers caused by the inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue supplying the Company with needed products and services could impact the Company’s ability to service its customers, thereby adversely affecting its customer and licensee relationships. While receipt of funds through the sale of shares of the Company’s common stock and borrowings under the Company’s line of credit and from others have allowed the Company to continue in operation to the current date, there can be no assurances that the Company will be able to maintain its vendor relationships in an acceptable manner.

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
Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. The Company also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, its technologies could possibly be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action had been and may continue to be limited by its adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on its rights. The Company’s adverse liquidity situation also impacts its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company has been advised by its patent counsel that patent maintenance fees approximating $2,600 will be due during 2010. The Company intends to keep one of the two affected patents in force. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected and the value of its technologies and intellectual property (including their value upon liquidation) could be substantially diminished.

Economic Conditions. The Company’s revenue is susceptible to changes in general economic conditions and the present global recession that is expected to continue during 2010. Decreasing consumer confidence, further slowdown in consumer spending or other downturn in the U.S. economy as a whole or in any geographic markets from which the Company derives revenue, could substantially impact its sales, liquidity and overall results of operations, as these factors may result in decreased demand for the Company’s products from its customers and licensees, and the Company’s ability to develop new customers and licensees. Due to the uncertainty surrounding the financial crisis, and the Company’s ability to predict the effect such conditions will have on its customers and licensees, the Company cannot predict the scope or magnitude of the negative effect that such an ongoing global financial crisis and economic slowdown will have on it.
Recently Adopted Accounting Pronouncements
In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This standard is not currently applicable to the Company.
In January 2010, FASB issued ASU No. 2010-05, Compensation — Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.
In January 2010, FASB issued ASU No. 2010-01, Equity (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This standard is not currently applicable to the Company.

Recently Issued Accounting Pronouncements Not Yet Adopted
In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation — Stock Compensation (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.
As of March 31, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 22, 2010, the Company issued warrants, expiring in five years, to purchase 7,500 shares of its Common Stock, par value $.01, at $.0703 to Herman M. Gerwitz, a Director, in conjunction with his providing an unsecured loan of $7,500 to the Company. On March 25, 2010, the Company issued warrants, expiring in five years, to purchase 33,000 shares of its Common Stock, par value $.01 at $.0703, to two individuals (who were acquainted with a member of the Company’s Board of Directors) in conjunction with their providing unsecured loans totaling $33,000 to the Company. The warrants were issued in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in these transactions or received any commissions or other compensation.
Item 3. Defaults Upon Senior Securities
Late in the first quarter of 2010, the Company accepted unsecured loans totaling $40,500 from three individuals. The acceptance of these unsecured loans constituted a violation of certain covenants of the Company’s $100,000 line of credit with a bank. Under the terms of the line of credit agreement, this covenant violation is an event of default.
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

NOCOPI TECHNOLOGIES, INC.
DATE: August 23, 2010	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: August 23, 2010	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.