Form 10-Q
period 2010-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2010-08-23
CIK 888981

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 56,643,708 shares of common stock, par value $.01, as of August 16, 2010

NOCOPI TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2010	2009	2010	2009

Revenues

Licenses, royalties and fees	$57,700	$95,300	$111,700	$165,800
Product and other sales	94,500	92,200	133,200	135,300

	152,200	187,500	244,900	301,100

Cost of revenues
Licenses, royalties and fees	19,100	23,300	39,800	43,300
Product and other sales	57,300	66,200	104,300	113,400

	76,400	89,500	144,100	156,700

Gross profit	75,800	98,000	100,800	144,400

Operating expenses
Research and development	35,100	40,900	77,100	83,100
Sales and marketing	34,700	95,700	69,100	169,600
General and administrative	74,500	88,300	175,000	197,900

	144,300	224,900	321,200	450,600

Net loss from operations	(68,500)	(126,900)	(220,400)	(306,200)

Other income (expenses)
Reversal of accounts payable	—	69,100	—	69,100
Interest expense, bank charges and financing cost	(2,600)	(800)	(5,800)	(1,000)

	(2,600)	68,300	(5,800)	68,100

Net loss	$(71,100)	$(58,600)	$(226,200)	$(238,100)

Basic and diluted net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and diluted weighted average common shares outstanding	55,441,208	52,541,045	55,206,752	52,413,441

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Balance Sheets*

	June 30	December 31
	2010	2009
	(unaudited)	(audited)
Assets
Current assets
Cash	$59,100	$37,200
Accounts receivable less $5,000 allowance for doubtful accounts	98,700	140,400
Inventory	46,300	66,100
Prepaid and other	33,000	35,200

Total current assets	237,100	278,900

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,900	184,900

	257,400	257,400
Less: accumulated depreciation and amortization	246,400	242,200

	11,000	15,200

Total assets	$248,100	$294,100

Liabilities and Stockholders’ Deficiency

Current liabilities
Line of credit	$100,000	$100,000
Demand loans	50,500	—
Accounts payable	271,600	268,400
Accrued expenses	136,500	106,900
Deferred revenue	75,000	13,900

Total current liabilities	633,600	489,200

Stockholders’ deficiency
Common stock, $.01 par value
Authorized – 75,000,000 shares
Issued and outstanding 2010 – 55,581,208 shares; 2009 – 54,972,296 shares	555,800	549,700
Paid-in capital	12,317,100	12,287,400
Accumulated deficit	(13,258,400)	(13,032,200)

Total stockholders’ deficiency	(385,500)	(195,100)

Total liabilities and stockholders’ deficiency	$248,100	$294,100

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Six Months ended June 30
	2010	2009
Operating Activities
Net loss	$(226,200)	$(238,100)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	4,200	4,600
Compensation expense – stock option grants	3,000	7,900
Financing cost – warrant grants	2,200	—
Reversal of accounts payable	—	(69,100)

	(216,800)	(294,700)

Decrease in assets
Accounts receivable	41,700	51,600
Inventory	19,800	15,700
Prepaid and other	2,200	13,800
Increase in liabilities
Accounts payable and accrued expenses	32,800	57,600
Deferred revenue	61,100	7,200

	157,600	145,900

Net cash used in operating activities	(59,200)	(148,800)

Financing Activities
Net borrowings under line of credit	—	75,000
Proceeds from demand loans	50,500	—
Issuance of common stock	30,600	41,000

Net cash provided by financing activities	81,100	116,000

Increase (decrease) in cash and cash equivalents	21,900	(32,800)
Cash at beginning of year	37,200	87,200

Cash at end of period	$59,100	$54,400

Supplemental disclosure of cash flow information Cash paid for interest	$1,900	$400

*	See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2009 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2009 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2010 may not be necessarily indicative of the operating results expected for the full year.
The Company follows FASB ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).
Note 2. Going Concern
Since its inception, the Company has incurred significant losses and, as of June 30, 2010, had accumulated losses of $13,258,400. For the six months ended June 30, 2010, the Company had a net loss from operations of $220,400 and negative cash flow from operations of $59,200. At June 30, 2010, the Company had negative working capital of $396,500 and a stockholders’ deficiency of $385,500. For the year ended December 31, 2009, the Company’s net loss from operations was $455,000. Due in part to the recession that has and is continuing to negatively impact the country’s economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business and new product lines. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.

During the six months ended June 30, 2010, the Company received unsecured loans totaling $50,500 from four individuals, of which $7,500 was lent by Herman M. Gerwitz, a Director. In the second quarter of 2010, the Company raised $30,600 in a private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended, whereby 460,000 shares of the Company’s common stock were sold to two non-affiliated individual investors and 148,912 shares of the Company’s common stock were sold to a Director of the Company. During 2009, the Company raised $162,000 in this private placement whereby 2,426,042 shares of the Company’s common stock were sold to six non-affiliated individual investors and 260,417 were sold to a Director of the Company. Receipt of funds from these individuals, along with borrowings during 2009 under its line of credit with a bank, has permitted the Company to continue in operation to the current date. During 2009, the Company borrowed the entire $100,000 under the line of credit, obtained in 2008, to fund its operating activities. In August 2010, the Company accepted an offer by the bank to repay the outstanding loan balance in forty-eight equal monthly installments, plus interest, beginning in October 2010. Management of the Company believes that it will need additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations in the near future.
Note 3. Stock Based Compensation
The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.
In February 2009, the Board of Directors of the Company granted options to acquire 200,000 shares of its common stock to five employees of the Company, options to acquire 75,000 shares of its common stock to two consultants and options to acquire 50,000 shares of its common stock to an officer of the Company at $.12 per share. The options vested in February 2010 and expire five years from the date of grant. In accordance with the fair value method as described in the accounting requirements of FASB ASC 718, expense of approximately $22,900 was recognized over the vesting period of the options through February 2010 to account for the cost of services received by the Company in exchange for the grant of stock options. There was no expense recognized during the three months ended June 30, 2010. During the three months ended June 30, 2009, compensation expense of approximately $6,000 was recognized. During the six months ended June 30, 2010 and June 30, 2009, compensation expense of approximately $3,000 and $7,900, respectively, was recognized. There was no unrecognized portion of expense at June 30, 2010. The Company’s stock option plans terminated prior to 2010 and no further stock options can be granted under the plans; however, stock options granted before the termination dates may be exercised through their expiration dates.

The following table summarizes all stock option activity of the Company since December 31, 2009:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding options December 31, 2009	1,325,000	$.10 to $.45	$.24

Canceled	280,000	$.10 and $.12	$.11

Outstanding options June 30, 2010	1,045,000	$.11 to $.45	$.27

Weighted average remaining contractual life (years)	2.20

Exercisable options June 30, 2010	1,045,000	$.11 to $.45	$.27

Weighted average remaining contractual life (years)	2.20
Note 4. Line of Credit
In 2008, the Company negotiated a $100,000 revolving line of credit with a bank to provide a source of working capital. The line of credit is secured by all the assets of the Company and bears interest at the bank’s prime rate plus .5%. At June 30, 2010, the interest rate applicable to the Company’s line of credit was 3.75%. The line of credit is subject to an annual review and quiet period. Until the third quarter of 2010, the Company had been required to pay interest only on borrowings under the line of credit. During the year ended December 31, 2009, the Company borrowed the entire $100,000 available under the line of credit. In the third quarter of 2010, the Company was notified by the bank that the line of credit was not being renewed and was offered repayment terms, which the Company has accepted, to repay the outstanding loan balance in forty-eight equal monthly installments of $2,083, plus interest at the bank’s prime rate plus .5%, beginning in October 2010.

Note 5. Demand Loans
In March 2010, the Company received unsecured loans totaling $40,500 from three individuals of which $7,500 was lent by Herman M. Gerwitz, a Director. The loans bear interest at 8% and are payable on demand. The loans were used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 40,500 shares of common stock of the Company at $.0703 per share to these three individuals. The warrants expire in five years. A financing cost of approximately $1,800 representing the fair value of the warrants was charged to income in the first quarter of 2010. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-2.65%; volatility-77% and dividend yield-0. In May 2010, the Company received an unsecured loan of $10,000 from an individual. The loan bears interest at 8% and is payable on demand. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 10,000 shares of common stock of the Company at $.06 per share to this individual. The warrants expire in five years. A financing cost of approximately $400 representing the fair value of the warrants was charged to income in the second quarter of 2010. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate 2.11%; volatility-78% and dividend yield-0. The acceptance of these unsecured loans constitutes a violation of certain covenants under the Company’s line of credit which gives the lender certain rights including requiring the Company to repay the entire outstanding loan balance of $100,000. Such a requirement by the bank could have a material adverse effect on the Company’s financial condition. Management of the Company intends to cure this violation.
The following table summarizes the Company’s warrant activity since December 31, 2009:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price

Outstanding, December 31, 2009	47,000	$.21 to $.27	$.23

Warrants issued	50,500	$.06 and $.07	$.07

Outstanding, June 30, 2010	97,500	$.06 to $.27	$.14

Weighted average remaining contractual life (years)	3.02

Exercisable warrants, June 30, 2010	97,500	$.06 to $.27	$.14

Weighted average remaining contractual life (years)	3.02
Note 6. Stockholders’ Deficiency
During the second quarter of 2010, the Company sold 460,000 shares of its common stock to two non-affiliated individuals and 148,912 shares of its common stock to Philip B. White, a Director, for a total of $30,600 pursuant to a private placement. During the second quarter of 2009, the Company sold 640,625 shares of its common stock to two non-affiliated individuals for a total of $41,000 pursuant to the private placement.
Note 7. Other Income (Expenses)
Other income (expenses) included, for the three months and six months ended June 30, 2009, the reversal of $69,100 of accounts payable related to invoices received from 2001 through 2003 from a business for consulting services that the Company, with legal counsel, had determined to be no longer statutorily payable as the statute of limitations to bring a claim had expired.

Note 8. Income Taxes
There is no income tax benefit for the losses for the three months and six months ended June 30, 2010 and June 30, 2009 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.
There was no change in unrecognized tax benefits during the period ended June 30, 2010 and there was no accrual for uncertain tax positions as of June 30, 2010.
Tax years from 2006 through 2009 remain subject to examination by U.S. federal and state jurisdictions.
Note 9. Loss per Share
In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three months and six months ended June 30, 2010 and June 30, 2009, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.
Note 10. Major Customer and Geographic Information
The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended		Six Months ended
	June 30		June 30
	2010	2009	2010	2009
Customer A	28%	17%	30%	18%
Customer B	16%	34%	19%	36%
Customer C	10%	8%	12%	10%
Customer D	29%	30%	18%	25%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30	December 31
	2010	2009
Customer A	35%	19%
Customer B	24%	59%
Customer C	5%	—
Customer D	19%	13%
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.
The Company’s revenues by geographic region are as follows:

	Three Months ended		Six Months ended
	June 30		June 30
	2010	2009	2010	2009
North America	$108,200	$131,800	$200,900	$226,700
Other	44,000	55,700	44,000	74,400

	$152,200	$187,500	$244,900	$301,100

Note 11. Subsequent Events
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Financial Statements and related notes included elsewhere in this report as well as with the Company’s audited Financial Statements and Notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010, and keeping in mind this entire cautionary statement regarding forward-looking information.

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

Revenues for the second quarter of 2010 were $152,200 compared to $187,500 in the second quarter of 2009, a decrease of $35,300, or approximately 19%. Licenses, royalties and fees decreased by $37,600, or approximately 39%, to $57,700 in the second quarter of 2010 from $95,300 in the second quarter of 2009. The decrease in licenses, royalties and fees is due primarily to declines in licensing revenues from three licensees in the entertainment and toy products business offset in part by higher royalties from licensees in the retail receipt and document fraud market, several of which were added during 2009. In the first quarter of 2010, the Company was informed that one licensee in the entertainment and toy products market was discontinuing a product line incorporating technology licensed under a license agreement, ceasing ink purchases related to the these products and selling off its remaining inventory of these products. As a result of this licensee’s decision, no royalties were derived from products sold under this license in the second quarter of 2010. In the second quarter of 2009, royalties of $17,300 were received from this licensee. Additionally, second quarter 2010 revenues generated from a second licensee in the entertainment and toy products market, whose license contains guaranteed minimum annual royalties, declined compared to the second quarter of 2009. Late in the second quarter of 2010, the Company concluded a multi-year license, containing guaranteed minimum royalties, with a new licensee in the entertainment and toy products market that it believes will generate future revenues, including ink sales, for the Company. Also, in the second quarter of 2010, the Company established a relationship with a large international business that, in the third quarter of 2010, will result in the introduction of entertainment and toy products incorporating the Company’s technologies in South America. There can be no assurances that the marketing and product development activities of these new, as well existing, licensees and other businesses in the entertainment and toy products market will produce significant increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide. Product and other sales increased by $2,300, or approximately 2%, to $94,500 in the second quarter of 2010 from $92,200 in the second quarter of 2009. Sales of ink increased in the second quarter of 2010 compared to the second quarter of 2009 reflecting increases in security ink sales to the Company’s licensees in the retail receipt and document fraud market offset in part by lower ink sales to the third party printer of the Company’s major licensee in the entertainment and toy products business. The Company derived revenues of approximately $70,100 from licensees and their printers in the entertainment and toy products market in the second quarter of 2010 compared to approximately $121,100 in the second quarter of 2009. Sales of security paper declined in the second quarter of 2010 compared to the second quarter of 2009.
For the first six months of 2010, revenues were $244,900, $56,200, or approximately 19%, lower than revenues of $301,100 in the first six months of 2009. Licenses, royalties and fees of $111,700 in the first six months of 2010 were $54,100, or approximately 33%, lower than $165,800 in the first six months of 2009, due primarily to the same factors that caused the revenue decline in the second quarter of 2010 compared to the second quarter of 2009. Product and other sales declined by $2,100, or approximately 2%, to $133,200 in the first six months of 2010 from $135,300 in the first six months of 2009. As in the second quarter of 2010, higher sales of security ink to the Company’s licensees in the retail receipt and document fraud market in the first six months of 2010 compared to the first six months of 2009 were offset in part by lower ink sales to the third party printer of the Company’s major licensee in the entertainment and toy products business. The Company derived revenues of approximately $96,100 from licensees and their printers in the entertainment and toy products market in the first six months of 2010 compared to approximately $185,600 in the first six months of 2009. The Company experienced a decline in sales of its security papers in the first six months of 2010 compared to the first six months of 2009.

The Company’s gross profit decreased to $75,800 in the second quarter of 2010 or approximately 50% of revenues from $98,000 in the second quarter of 2009 or approximately 52% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in the second quarter of 2010 compared to the second quarter of 2009 results primarily from lower gross revenues from licenses, royalties and fees and product and other sales in the second quarter of 2010 compared to the second quarter of 2009.
For the first six months of 2010, the gross profit was $100,800, or approximately 41% of revenues, compared to $144,400, or approximately 48% of revenues, in the first six months of 2009. The decrease in the gross profit in absolute dollars and as a percentage of revenues in the first six months of 2010 compared to the first six months of 2009 resulted from lower gross revenues of both licenses, royalties and fees and product and other sales in the first six months of 2010 compared to the first six months of 2009.
As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as the overall gross profit. Primarily due to the decrease in revenues from licenses, royalties and fees in the second quarter of 2010 compared to the second quarter of 2009, the gross profit from licenses, royalties and fees decreased to approximately 67% of revenues from licenses, royalties and fees in the second quarter of 2010 from approximately 76% in the second quarter of 2009 and to approximately 64% of revenues from licenses, royalties and fees in the first six months of 2010 from approximately 74% in the first six months of 2009.
The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 39% of revenues in the second quarter of 2010 compared to approximately 28% of revenues from product and other sales in the second quarter of 2009 due to higher sales of these products in the second quarter of 2010 compared to the second quarter of 2009, favorable margins on certain products due to both customer mix and raw materials prices and a staff reduction during the second quarter of 2010. For the first six months of 2010, the gross profit, expressed as a percentage of revenues, increased to approximately 22% of revenues from product and other sales compared to approximately 16% of revenues from product and other sales in the first six months of 2009 for the same reasons as the increase in the second quarter of 2010 compared to the second quarter of 2009.
Research and development expenses declined to $35,100 the second quarter of 2010 from $40,900 in the second quarter of 2009 and to $77,100 in first six months of 2010 from $83,100 in first six months of 2009 due primarily to the departure of one employee during the second quarter of 2010.

Sales and marketing expenses decreased to $34,700 in the second quarter of 2010 from $95,700 in the second quarter of 2009 and to $69,100 in the first six months of 2010 from $169,600 in the first six months of 2009. The decrease in both the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 is due to the Company’s decision in the second half of 2009 to modify its method of marketing its security products to loss prevention departments in retailers. As a result, the Company incurred no consulting fees or business show expense in the second quarter and first six months of 2010 and its travel expense declined in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009. Additionally, due to the lower level of sales in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009, commission expense was lower in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009.
General and administrative expenses decreased to $74,500 in the second quarter of 2010 from $88,300 in the second quarter of 2009 and to $175,000 in the first six months of 2010 from $197,900 in the first six months of 2009 due primarily to lower legal expenses in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 as there were lower requirements for these services and lower compensation expense during the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009.
Other income (expenses) included, for the three months and six months ended June 30, 2009, the reversal of $69,100 of accounts payable related to invoices received from 2001 through 2003 from a business for consulting services that the Company, with legal counsel, had determined to be no longer statutorily payable as the statute of limitations to bring a claim had expired. Additionally, the Company incurred higher interest expense and financing costs in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 on funds borrowed under its line of credit and, in 2010, from demand loans obtained during 2010.
The net loss of $71,100 in the second quarter of 2010 compared to the net loss of $58,600 in the second quarter of 2009 results primarily from a lower gross profit on a lower level of revenues, no reversal of accounts payable and higher interest and financing cost offset in part by lower sales and marketing expenses and lower compensation expense due to staff reductions in the second quarter of 2010. The Company’s lower net loss of $226,200 for the six months ended June 30, 2010 compared to the net loss of $238,100 in the six months ended June 30, 2009 results primarily from lower sales and marketing expenses offset in part by a lower gross profit on a lower level of revenues, no reversal of accounts payable in 2010 and higher interest and financing costs.
Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during the second quarter and first six months of 2010 and the second quarter and first six months of 2009.
Plan of Operation, Liquidity and Capital Resources
The Company’s cash increased to $59,100 at June 30, 2010 from $37,200 at December 31, 2009. During the first six months of 2010, the Company received $30,600 from the sale of 608,912 shares of its common stock, borrowed $50,500 from four individuals and used $59,200 to fund operations.

During the first six months of 2010, the Company’s revenues declined as a result of declines in licensing revenues from its principal licensees in the entertainment and toy products business. This decline was offset somewhat by increases in revenues from its original and new licensees in the retail receipt and document fraud market. In addition, as a result of the Company’s decision in the second half of 2009 to modify its method of marketing its security products to loss prevention departments in retailers by marketing these products through licensed printers who serve this market segment, the Company’s selling expenses declined in the first half of 2010 compared to the first half of 2009. Additionally, the Company reduced it staff by two individuals in the second quarter of 2010. As the overhead savings more than offset the lower gross profit, the Company recorded a lower net loss of $226,200 in the first half of 2010 compared to $238,100 in the first half of 2009 and had negative operating cash flow of $59,200 during the first half of 2010. The Company’s net loss from operations was reduced in the first half of 2010 to $220,400 from $306,200 in the first half of 2009. At June 30, 2010, the Company had negative working capital of $396,500 and a stockholders’ deficiency of $385,500. For the full year 2009, the Company had a net loss of $389,400 and had negative operating cash flow of $312,000 during the year. At December 31, 2009, the Company had negative working capital of $210,300 and a $195,100 stockholders’ deficiency. In 2008, the Company secured a $100,000 line of credit with a bank to provide working capital in the future. During the year ended December 31, 2009, the Company borrowed the entire $100,000 available under the line of credit. In August 2010, the Company accepted an offer by the bank to repay the outstanding loan balance in forty-eight equal monthly installments, plus interest, beginning in October 2010. During the first half of 2010, the Company received unsecured loans totaling $50,500 from four individuals. Additionally, the Company, in 2009 and 2010 through the date of this report, has raised $226,600 through the sale of 4,357,871 shares of its common stock. These borrowings and sales of common stock have allowed the Company to remain in operation through the current date. There can be no assurances that the Company will be able to secure sufficient additional funding through investment or borrowings that will allow the Company to fund losses that it presently believes will continue during 2010. The Company believes that without immediate additional investment, it may be forced to cease operations in the near future.
The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of capitalizing on the specific business relationships it has developed in the entertainment and toy products business, including a new licensee added in the second quarter of 2010, through ongoing applications development for these licensees. Additionally, the Company anticipates further revenue growth in the retail loss prevention market through increased royalties from and security ink sales to its historical and newly added licensees in this market. The Company believes that these initiatives can provide increases in revenues and it will adjust its production and technical staff as necessary and invest in capital equipment needed to support potential growth in its ink production requirements. The Company has received and continues to seek additional capital, in the form of debt, equity or both to support its working capital requirements. There can be no assurances that the Company will be successful in raising additional capital.
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
Line of Credit. The Company has a $100,000 line of credit with a bank. During the six months ended June 30, 2010 the Company accepted unsecured loans totaling $50,500 from four individuals. The acceptance of these unsecured loans constituted a violation of certain covenants of the Company’s line of credit with a bank. Under the terms of the line of credit agreement, this covenant violation is an event of default whereby the bank has certain rights including requiring the Company to repay the entire outstanding loan balance. In August 2010, the Company accepted an offer by the bank to repay the outstanding loan balance of $100,000 in forty-eight equal monthly installments, plus interest, beginning in October 2010. A requirement by the bank for immediate repayment of the entire outstanding loan balance could have a material adverse effect on the Company’s financial condition.
Dependency on Major Customer. The Company derives a significant percentage of its revenues through a relationship with a major customer and two of its operating companies. Revenues obtained directly from this customer and indirectly, through its third party printers, equaled approximately 45% of the Company’s second quarter 2010 revenues, approximately 37% of the Company’s first half 2010 revenues and approximately 56% of the Company’s 2009 full year revenues. The Company also has substantial receivables from these businesses. While multi-year licenses exist with these organizations, the Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of these licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. As the Company’s licensees are subject to, and have been adversely affected, by economic conditions related to the current economic conditions, the Company’s revenues may be adversely impacted. In 2009, the Company entered into a three year license agreement, containing guaranteed minimum annual royalties, commencing January 2010 with this customer covering products sold under previous license agreements with two of the licensee’s operating divisions. The agreement contains renewal options. In March 2010, the Company was informed that this customer is discontinuing a product line incorporating technology licensed under a separate license agreement, ceasing ink purchases related to the these products and selling off its remaining inventory of these products. In 2009, the Company’s revenues related to this discontinued product line were approximately 7% of the Company’s total revenues. There can be no assurances that the recently renewed license will continue in force at the same, or more favorable, terms beyond its current termination date.

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

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. (ASU) No. 2009-13 on ASC 605 is currently not applicable to the Company.
In October 2009, the FASB issued ASU No. 2009-14 on ASC 985, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above. ASU No. 2009-14 on ASC 985 is currently not applicable to the Company.
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
On April 1, 2010, the Company sold 250,000 shares of its Common Stock, par value $.01 per share, to an individual investor (who was acquainted with a member of the Company’s Board of Directors) for $14,000, or $0.056 per share; on April 14, 2010, the Company sold 148,912 shares of its Common Stock, par value $.01 per share, to Philip B. White, a Director, for $6,500, or $.04365 per share; on June 1, 2010, the Company sold 210,000 shares of its Common Stock, par value $.01 per share, to an individual investor (who was acquainted with a member of the Company’s Board of Directors) for $10,080, or $0.048 per share. On May 18, 2010, the Company issued warrants, expiring in five years, to purchase 10,000 shares of its Common Stock, par value $.01 at $.06, to an individual (who was acquainted with a member of the Company’s Board of Directors) in conjunction with his providing an unsecured loan of $10,000 to the Company. All shares were sold and warrants were issued in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in these transactions or received any commissions or other compensation. Proceeds of the sales of common stock were used to fund the Company’s working capital requirements.

Item 3.	Defaults Upon Senior Securities
During the first six months of 2010, the Company accepted unsecured loans totaling $50,500 from four individuals. The acceptance of these unsecured loans constituted a violation of certain covenants of the Company’s $100,000 line of credit with a bank. Under the terms of the line of credit agreement, this covenant violation is an event of default.

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