Form 10-Q
period 2010-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2010-11-15
CIK 888981

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 57,643,708 shares of common stock, par value $.01, as of November 5, 2010.

NOCOPI TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended		Nine Months ended
	September 30		September 30
	2010	2009	2010	2009

Revenues
Licenses, royalties and fees	$78,000	$81,400	$189,700	$247,200
Product and other sales	103,800	94,600	237,000	229,900

	181,800	176,000	426,700	477,100

Cost of revenues
Licenses, royalties and fees	15,100	22,300	54,900	65,600
Product and other sales	70,200	73,900	174,500	187,300

	85,300	96,200	229,400	252,900

Gross profit	96,500	79,800	197,300	224,200

Operating expenses
Research and development	27,500	41,000	104,600	124,100
Sales and marketing	38,500	67,400	107,600	237,000
General and administrative	79,600	90,400	254,600	288,300

	145,600	198,800	466,800	649,400

Net loss from operations	(49,100)	(119,000)	(269,500)	(425,200)

Other income (expenses)
Reversal of accounts payable	—	—	—	69,100
Interest expense, bank charges and financing cost	(2,500)	(1,100)	(8,300)	(2,100)

	(2,500)	(1,100)	(8,300)	67,000

Net loss	$(51,600)	$(120,100)	$(277,800)	$(358,200)

Basic and diluted net loss per common share	$(.00)	$(.00)	$(.00)	$(.01)

Basic and diluted weighted average common shares outstanding	56,289,541	53,447,295	55,567,682	52,758,059

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Balance Sheets*

	September 30	December 31
	2010	2009
	(unaudited)	(audited)
Assets
Current assets
Cash	$18,900	$37,200
Accounts receivable less $5,000 allowance for doubtful accounts	76,700	140,400
Inventory	33,500	66,100
Prepaid and other	16,900	35,200

Total current assets	146,000	278,900

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,500	184,900

	257,000	257,400
Less: accumulated depreciation and amortization	245,800	242,200

	11,200	15,200

Total assets	$157,200	$294,100

Liabilities and Stockholders’ Deficiency

Current liabilities
Line of credit	$100,000	$100,000
Demand loans	50,500	—
Accounts payable	237,800	268,400
Accrued expenses	126,700	106,900
Deferred revenue	45,300	13,900

Total current liabilities	560,300	489,200

Stockholders’ deficiency
Common stock, $.01 par value
Authorized – 75,000,000 shares
Issued and outstanding
2010 – 56,643,708 shares; 2009 – 54,972,296 shares	566,400	549,700
Paid-in capital	12,340,500	12,287,400
Accumulated deficit	(13,310,000)	(13,032,200)

Total stockholders’ deficiency	(403,100)	(195,100)

Total liabilities and stockholders’ deficiency	$157,200	$294,100

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Nine Months ended September 30
	2010	2009
Operating Activities
Net loss	$(277,800)	$(358,200)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	6,300	6,900
Compensation expense — stock option grants	3,000	13,900
Financing cost — warrant grants	2,200	—
Reversal of accounts payable	—	(69,100)

	(266,300)	(406,500)

Decrease in assets
Accounts receivable	63,700	66,600
Inventory	32,600	30,900
Prepaid and other	18,300	18,900
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(10,800)	61,800
Deferred revenue	31,400	900

	135,200	179,100

Net cash used in operating activities	(131,100)	(227,400)

Investing Activities
Additions to fixed assets	(2,300)	—

Net cash used in investing activities	(2,300)	—

Financing Activities
Net borrowings under line of credit	—	100,000
Proceeds from demand loans	50,500	—
Issuance of common stock	64,600	76,000

Net cash provided by financing activities	115,100	176,000

Decrease in cash	(18,300)	(51,400)
Cash at beginning of year	37,200	87,200

Cash at end of period	$18,900	$35,800

Supplemental disclosure of cash flow information
Cash paid for interest	$2,900	$1,200
Supplemental disclosure of non cash investing activities
Disposal of fully depreciated equipment
Furniture, fixtures and equipment	$2,700
Accumulated depreciation and amortization	$2,700

*	See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2009 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2009 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended September 30, 2010 may not be necessarily indicative of the operating results expected for the full year.
The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).
Note 2. Going Concern
Since its inception, the Company has incurred significant losses and, as of September 30, 2010, had accumulated losses of $13,310,000. For the nine months ended September 30, 2010, the Company had a net loss from operations of $269,500 and negative cash flow from operations of $131,100. At September 30, 2010, the Company had negative working capital of $414,300 and a stockholders’ deficiency of $403,100. For the year ended December 31, 2009, the Company’s net loss from operations was $455,000. Due in part to the recession that has and is continuing to negatively impact the country’s economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business and its retail loss prevention activities. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.

During the nine months ended September 30, 2010, the Company received unsecured loans totaling $50,500 from four individuals, of which $7,500 was lent by Herman M. Gerwitz, a Director. In the first nine months of 2010, the Company raised $64,600 in a private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended, whereby 1,460,000 shares of the Company’s common stock were sold to three non-affiliated individual investors and 211,412 shares of the Company’s common stock were sold to two Directors of the Company. During 2009, the Company raised $162,000 in this private placement whereby 2,426,042 shares of the Company’s common stock were sold to six non-affiliated individual investors and 260,417 were sold to a Director of the Company. Receipt of funds from these investors, along with borrowings during 2009 under its line of credit with a bank, has permitted the Company to continue in operation to the current date. During 2009, the Company borrowed the entire $100,000 under the line of credit, obtained in 2008, to fund its operating activities. In August 2010, the Company accepted an offer by the bank to repay the outstanding loan balance in forty-eight equal monthly installments, plus interest, beginning in October 2010. Management of the Company believes that it will need additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations in the near future.
Note 3. Stock Based Compensation
The Company follows FASB ASC 718, Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.
In February 2009, the Board of Directors of the Company granted options to acquire 200,000 shares of its common stock to five employees of the Company, options to acquire 75,000 shares of its common stock to two consultants and options to acquire 50,000 shares of its common stock to an officer of the Company at $.12 per share. The options vested in February 2010 and expire five years from the date of grant. In accordance with the fair value method as described in the accounting requirements of FASB ASC 718, expense of approximately $22,900 was recognized over the vesting period of the options through February 2010 to account for the cost of services received by the Company in exchange for the grant of stock options. There was no expense recognized during the three months ended September 30, 2010. During the three months ended September 30, 2009, compensation expense of approximately $6,000 was recognized. During the nine months ended September 30, 2010 and September 30, 2009, compensation expense of approximately $3,000 and $13,900, respectively, was recognized. There was no unrecognized portion of expense at September 30, 2010. The Company’s stock option plans terminated prior to 2010 and no further stock options can be granted under the plans; however, stock options granted before the termination dates may be exercised through their expiration dates.

The following table summarizes all stock option activity of the Company since December 31, 2009:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding options December 31, 2009	1,325,000	$.10 to $.45	$.24

Canceled	380,000	$.10 to $.12	$.11

Outstanding options September 30, 2010	945,000	$.12 to $.45	$.29

Weighted average remaining contractual life (years)	2.16

Exercisable options September 30, 2010	945,000	$.12 to $.45	$.29

Weighted average remaining contractual life (years)	2.16
Note 4. Line of Credit
In 2008, the Company negotiated a $100,000 revolving line of credit with a bank to provide a source of working capital. The line of credit is secured by all the assets of the Company and bears interest at the bank’s prime rate plus 0.5%. At September 30, 2010, the interest rate applicable to the Company’s line of credit was 3.75%. The line of credit is subject to an annual review and quiet period. Until the third quarter of 2010, the Company had been required to pay interest only on borrowings under the line of credit. During the year ended December 31, 2009, the Company borrowed the entire $100,000 available under the line of credit. During the third quarter of 2010, the Company was notified by the bank that the line of credit was not being renewed and was offered repayment terms, which the Company has accepted, to repay the outstanding loan balance in forty-eight equal monthly installments of $2,083, plus interest at the bank’s prime rate plus 0.5%, beginning in October 2010.

Note 5. Demand Loans
In March 2010, the Company received unsecured loans totaling $40,500 from three individuals of which $7,500 was lent by Herman M. Gerwitz, a Director. The loans bear interest at 8% and are payable on demand. The loans were used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 40,500 shares of common stock of the Company at $.0703 per share to these three individuals. The warrants expire in five years. A financing cost of approximately $1,800 representing the fair value of the warrants was charged to income in the first quarter of 2010. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-2.65%; volatility-77% and dividend yield-0. In May 2010, the Company received an unsecured loan of $10,000 from an individual. The loan bears interest at 8% and is payable on demand. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 10,000 shares of common stock of the Company at $.06 per share to this individual. The warrants expire in five years. A financing cost of approximately $400 representing the fair value of the warrants was charged to income in the second quarter of 2010. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-2.11%; volatility-78% and dividend yield-0. The acceptance of these unsecured loans constitutes a violation of certain covenants under the Company’s line of credit which gives the lender certain rights including requiring the Company to repay the entire outstanding loan balance of $100,000. Such a requirement by the bank could have a material adverse effect on the Company’s financial condition. Management of the Company intends to cure this violation.
The following table summarizes the Company’s warrant activity since December 31, 2009:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants December 31, 2009	47,000	$.21 to $.27	$.23

Warrants issued	50,500	$.06 and $.07	$.07

Outstanding warrants September 30, 2010	97,500	$.06 to $.27	$.14

Weighted average remaining contractual life (years)	2.77

Exercisable warrants September 30, 2010	97,500	$.06 to $.27	$.14

Weighted average remaining contractual life (years)	2.77
Note 6. Stockholders’ Deficiency
During the first nine months of 2010, the Company sold 1,460,000 shares of its common stock to three non-affiliated individuals, 148,912 shares of its common stock to Philip B. White, a Director and 62,500 shares of its common stock to Herman M. Gerwitz, a Director, for a total of $64,600 pursuant to a private placement. During the first nine months of 2009, the Company sold another 1,265,625 shares of its common stock to three other non-affiliated investors for a total of $76,000 pursuant to a private placement.

Note 7. Other Income (Expenses)
Other income (expenses) included, for the nine months ended September 30, 2009, the reversal of $69,100 of accounts payable related to invoices received from 2001 through 2003 from a business for consulting services that the Company, with legal counsel, had determined to be no longer statutorily payable as the statute of limitations to bring a claim had expired.
Note 8. Income Taxes
There is no income tax benefit for the losses for the three months and nine months ended September 30, 2010 and September 30, 2009 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.
There was no change in unrecognized tax benefits during the period ended September 30, 2010 and there was no accrual for uncertain tax positions as of September 30, 2010.
Tax years from 2007 through 2009 remain subject to examination by U.S. federal and state jurisdictions.
Note 9. Loss per Share
In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three months and nine months ended September 30, 2010 and September 30, 2009, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.
Note 10. Major Customer and Geographic Information
The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended		Nine Months ended
	September 30		September 30
	2010	2009	2010	2009
Customer A	29%	18%	30%	18%
Customer B	14%	26%	17%	32%
Customer C	8%	9%	11%	9%
Customer D	10%	29%	14%	26%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30	December 31
	2010	2009
Customer A	45%	19%
Customer B	32%	59%
Customer C	—	—
Customer D	3%	13%
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.
The Company’s revenues by geographic region are as follows:

	Three Months ended		Nine Months ended
	September 30		September 30
	2010	2009	2010	2009
North America	$139,600	$125,500	$340,500	$352,200
Other	42,200	50,500	86,200	124,900

	$181,800	$176,000	$426,700	$477,100

Note 11. Subsequent Events
In late October 2010, the Company sold 500,000 shares of its common stock to a non-affiliated investor for $16,000. In early November 2010, the Company sold another 500,000 shares of its common stock to another non-affiliated investor for $16,000.

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

Results of Operations
The Company’s revenues are derived from (i) royalties paid by licensees of the Company’s technologies, (ii) fees for the provision of technical services to licensees, and (iii) the direct sale of (a) products incorporating the Company’s technologies, such as inks, security paper and pressure sensitive labels, and (b) equipment used to support the application of the Company’s technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by the Company’s licensees and/or additional royalties, which typically vary with the licensee’s sales or production of products incorporating the licensed technology. Technical services, in the form of on-site or telephone consultations by members of the Company’s technical staff, may be offered to licensees of the Company’s technologies. The consulting fees are billed at agreed upon per diem or hourly rates at the time the services are rendered. Service fees and sales revenues vary directly with the number of units of service or product provided.
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

Revenues for the third quarter of 2010 were $181,800 compared to $176,000 in the third quarter of 2009, an increase of $5,800, or approximately 3%. Licenses, royalties and fees decreased by $3,400, or approximately 4%, to $78,000 in the third quarter of 2010 from $81,400 in the third quarter of 2009. The decrease in licenses, royalties and fees is due primarily to declines in licensing revenues from three licensees in the entertainment and toy products market offset in part by license fees from a new licensee in the entertainment and toy products market and higher royalties from licensees in the retail receipt and document fraud market, several of which were added during 2009. In the first quarter of 2010, the Company was informed that one licensee in the entertainment and toy products market was discontinuing a product line incorporating technology licensed under a license agreement, ceasing ink purchases related to the these products and selling off its remaining inventory of these products. As a result of this licensee’s decision, no royalties were derived from products sold under this license in the third quarter of 2010. In the third quarter of 2009, royalties of $8,500 were received from this licensee. Additionally, third quarter 2010 revenues generated from a second licensee in the entertainment and toy products market, whose license contains guaranteed minimum annual royalties, declined compared to the third quarter of 2009. Late in the second quarter of 2010, the Company concluded a multi-year license, containing guaranteed minimum royalties, with a new licensee in the entertainment and toy products market that generated revenues in the third quarter. The Company believes this licensee will continue to generate future revenues, including ink sales. Product and other sales increased by $9,200, or approximately 10%, to $103,800 in the third quarter of 2010 from $94,600 in the third quarter of 2009. Sales of ink declined in the third quarter of 2010 compared to the third quarter of 2009. Sales of security ink to the Company’s licensees in the retail receipt and document fraud market increased in the third quarter of 2010 compared to the third quarter of 2009; however, these sales were more than offset by lower sales of ink to the third party printer of the Company’s major licensee in the entertainment and toy products market. In the third quarter of 2010, the Company made an initial sale to a large international business who is introducing entertainment and toy products that incorporate the Company’s technologies into South America. The Company believes that prospects are good for additional sales to this business. The Company derived revenues of approximately $85,600 from licensees and their printers in the entertainment and toy products market in the third quarter of 2010 compared to approximately $98,500 in the third quarter of 2009.
For the first nine months of 2010, revenues were $426,700, $50,400 or approximately 11%, lower than revenues of $477,100 in the first nine months of 2009. Licenses, royalties and fees of $189,700 in the first nine months of 2010 were $57,500 or approximately 23%, lower than $247,200 in the first nine months of 2009, due primarily to the same factors that caused the revenue decline in the third quarter of 2010 compared to the third quarter of 2009. Product and other sales increased by $7,100, or approximately 3%, to $237,000 in the first nine months of 2010 from $229,900 in the first nine months of 2009. The lower level of ink sales in the first nine months of 2010 compared to the first nine months of 2009 is due primarily to lower ink requirements of the third party printers of the Company’s major licensee in the entertainment and toy products business. These lower ink requirements are related to the licensees’ declines in sales during the current period of economic decline. The decline in ink sales was more than offset by sales of entertainment and toy products incorporating the Company’s technologies to the Company’s new customer for distribution in South America.
The Company derived revenues of approximately $181,700 from licensees and their printers in the entertainment and toy products market in the first nine months of 2010, a decline of approximately $102,400 compared to revenues of approximately $284,100 in the first nine months of 2009. The Company also experienced a decline in sales of its security papers in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009.

The Company’s gross profit increased to $96,500 in the third quarter of 2010 or approximately 53% of revenues from $79,800 or approximately 45% of revenues in the third quarter of 2009. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in the third quarter of 2010 compared to the third quarter of 2009 results primarily from a more favorable mix of product sales and cost reductions implemented during the second quarter of 2010.
For the first nine months of 2010, the gross profit was $197,300, or approximately 46% of revenues, compared to $224,200, or approximately 47% of revenues, in the first nine months of 2009. The decrease in the gross profit in absolute dollars and as a percentage of revenues in the first nine months of 2010 compared to the first nine months of 2009 resulted from lower gross revenues of licenses, royalties and fees offset in part by higher product and other sales in the first nine months of 2010 compared to the first nine months of 2009, product mix and cost reductions.
As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as the overall gross profit. Primarily due to the cost reductions initiated in the second quarter of 2010, the gross profit from licenses, royalties and fees increased to approximately 81% of revenues from licenses, royalties and fees in the third quarter of 2010 from approximately 73% in the third quarter of 2009. Primarily due to the decrease in revenues from licenses, royalties and fees in the first nine months of 2010 compared to the first nine months of 2009, the gross profit from licenses, royalties and fees decreased to approximately 71% of revenues from licenses, royalties and fees in the first nine months of 2010 from approximately 73% in the first nine months of 2009.
The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of both the mix of ink sales and cost reductions initiated in the second quarter of 2010, the gross profit from product and other sales increased to approximately 32% of revenues in the third quarter of 2010 compared to approximately 22% of revenues from product and other sales in the third quarter of 2009 and to approximately 26% of revenues from product and other sales in the first nine months of 2010 compared to approximately 19% of revenues from product and other sales in the first nine months of 2009.
Research and development expenses were $27,500 and $104,600 in the third quarter and first nine months of 2010 compared to $41,000 and $124,100 in the third quarter and first nine months of 2009. The decrease in both the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 is due primarily to a staff reduction in the second quarter of 2010.

Sales and marketing expenses decreased to $38,500 in the third quarter of 2010 from $67,400 in the third quarter of 2009 and to $107,600 in the first nine months of 2010 from $237,000 in the first nine months of 2009. The decrease in both the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 is due to the Company’s decision in the second half of 2009 to modify its method of marketing its security products to loss prevention departments in retailers. As a result, the Company incurred no consulting fees or business show expense in the third quarter and first nine months of 2010 and its travel expense declined in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009. Additionally, due to the lower level of sales in the first nine months of 2010 compared to the first nine months of 2009, commission expense was lower in the first nine months of 2010 compared to the first nine months of 2009.
General and administrative expenses decreased to $79,600 in the third quarter of 2010 from $90,400 in the third quarter of 2009 and to $254,600 in the first nine months of 2010 from $288,300 in the first nine months of 2009 due primarily to lower legal expenses in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 as there were lower requirements for these services and lower compensation expense during the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009.
Other income (expenses) included, for the nine months ended September 30, 2009, the reversal of $69,100 of accounts payable related to invoices received from 2001 through 2003 from a business for consulting services that the Company, with legal counsel, had determined to be no longer statutorily payable as the statute of limitations to bring a claim had expired. Additionally, the Company incurred higher interest expense and financing costs in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 on funds borrowed under its line of credit and, in 2010, from demand loans obtained during 2010.
The net loss of $51,600 in the third quarter of 2010 compared to the net loss of $120,100 in the third quarter of 2009 results primarily from a higher gross profit on a higher level of revenues and lower sales and marketing expenses in the third quarter of 2010 compared to the third quarter of 2009 as well as lower compensation expense due to staff reductions in the second quarter of 2010. The Company’s lower net loss of $277,800 for the nine months ended September 30, 2010 compared to the net loss of $358,200 in the nine months ended September 30, 2009 results primarily from lower sales and marketing expenses and lower compensation expense offset in part by a lower gross profit on a lower level of revenues, no reversal of accounts payable in 2010 and higher interest and financing costs.
Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during the third quarter and first nine months of 2010 and the third quarter and first nine months of 2009.
Plan of Operation, Liquidity and Capital Resources
The Company’s cash decreased to $18,900 at September 30, 2010 from $37,200 at December 31, 2009. During the first nine months of 2010, the Company received $64,600 from the sale of 1,671,412 shares of its common stock, borrowed $50,500 from four individuals, used $131,100 to fund operations and used $2,300 for capital investment.

During the first nine months of 2010, the Company’s revenues declined as a result of declines in licensing revenues from its principal licensees in the entertainment and toy products business. This decline was offset somewhat by increases in revenues from its original and new licensees in the retail receipt and document fraud market, from a new licensee in the entertainment and toy products market and from a new international customer. In addition, as a result of the Company’s decision in the second half of 2009 to modify its method of marketing its security products to loss prevention departments in retailers by marketing these products through licensed printers who serve this market segment, the Company’s selling expenses declined in the first nine months of 2010 compared to the first nine months of 2009. Additionally, the Company reduced it staff by two individuals in the second quarter of 2010. As the overhead savings more than offset the lower gross profit, the Company recorded a lower net loss of $277,800 in the first nine months of 2010 compared to $358,200 in the first nine months of 2009 and had negative operating cash flow of $131,100 during the first nine months of 2010. The Company’s net loss from operations was reduced in the first nine months of 2010 to $269,500 from $425,200 in the first nine months of 2009. At September 30, 2010, the Company had negative working capital of $414,300 and a stockholders’ deficiency of $403,100. For the full year 2009, the Company had a net loss of $389,400 and had negative operating cash flow of $312,000 during the year. At December 31, 2009, the Company had negative working capital of $210,300 and a $195,100 stockholders’ deficiency. In 2008, the Company secured a $100,000 line of credit with a bank to provide working capital in the future. During the year ended December 31, 2009, the Company borrowed the entire $100,000 available under the line of credit. In August 2010, the Company accepted an offer by the bank to repay the outstanding loan balance in forty-eight equal monthly installments, plus interest, beginning in October 2010. During the first nine months of 2010, the Company received unsecured loans totaling $50,500 from four individuals. Additionally, the Company, in 2009 and 2010 through the date of this report, has raised $258,600 through the sale of 5,357,871 shares of its common stock. These borrowings and sales of common stock have allowed the Company to remain in operation through the current date. There can be no assurances that the Company will be able to secure sufficient additional funding through investment or borrowings that will allow the Company to fund the losses that it believes will be incurred for the full year of 2010. The Company believes that without immediate additional investment, it may be forced to cease operations in the near future.
The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of capitalizing on the specific business relationships it has developed in the entertainment and toy products business, including a new licensee added in the second quarter of 2010 and a new international customer added in the third quarter of 2010, through ongoing applications development for these licensees. Additionally, the Company anticipates further revenue growth in the retail loss prevention market through increased royalties from and security ink sales to its historical and newly added licensees in this market. The Company believes that these initiatives can provide increases in revenues and it will adjust its production and technical staff as necessary and invest in capital equipment needed to support potential growth in its ink production requirements. The Company has received and continues to seek additional capital, in the form of debt, equity or both to support its working capital requirements. There can be no assurances that the Company will be successful in raising additional capital.
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
Line of Credit. The Company has a $100,000 line of credit with a bank. During the nine months ended September 30, 2010 the Company accepted unsecured loans totaling $50,500 from four individuals. The acceptance of these unsecured loans constituted a violation of certain covenants of the Company’s line of credit with a bank. Under the terms of the line of credit agreement, this covenant violation is an event of default whereby the bank has certain rights including requiring the Company to repay the entire outstanding loan balance. In August 2010, the Company accepted an offer by the bank to repay the outstanding loan balance of $100,000 in forty-eight equal monthly installments, plus interest, beginning in October 2010. A requirement by the bank for immediate repayment of the entire outstanding loan balance could have a material adverse effect on the Company’s financial condition.
Dependency on Major Customer. The Company derives a significant percentage of its revenues through a relationship with a major customer and two of its operating companies. Revenues obtained directly from this customer and indirectly, through its third party printers, equaled approximately 24% of the Company’s third quarter 2010 revenues, approximately 31% of the Company’s revenues in the first nine months of 2010 and approximately 56% of the Company’s 2009 full year revenues. The Company also has substantial receivables from these businesses. While multi-year licenses exist with these organizations, the Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of these licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. As the Company’s licensees are subject to, and have been adversely affected, by economic conditions related to the current economic conditions, the Company’s revenues may be adversely impacted. In 2009, the Company entered into a three year license agreement, containing guaranteed minimum annual royalties, commencing January 2010 with this customer covering products sold under previous license agreements with two of the licensee’s operating divisions. The agreement contains renewal options. In March 2010, the Company was informed that this customer is discontinuing a product line incorporating technology licensed under a separate license agreement, ceasing ink purchases related to the these products and selling off its remaining inventory of these products. In 2009, the Company’s revenues related to this discontinued product line were approximately 7% of the Company’s total revenues. There can be no assurances that the recently renewed license will continue in force at the same, or more favorable, terms beyond its current termination date.

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

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. The Company also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, its technologies could possibly be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action had been and may continue to be limited by its adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on its rights. The Company’s adverse liquidity situation also impacts its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company was advised by its patent counsel that patent maintenance fees approximating $2,600 were due during 2010. The Company kept one of the two affected patents in force. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected and the value of its technologies and intellectual property (including their value upon liquidation) could be substantially diminished.
Economic Conditions. The Company’s revenue is susceptible to changes in general economic conditions and the present global recession that is continuing during 2010. Decreasing consumer confidence, further slowdown in consumer spending or other downturn in the U.S. economy as a whole or in any geographic markets from which the Company derives revenue, could substantially impact its sales, liquidity and overall results of operations, as these factors may result in decreased demand for the Company’s products from its customers and licensees, and the Company’s ability to develop new customers and licensees. Due to the uncertainty surrounding the financial crisis, and the Company’s ability to predict the effect such conditions will have on its customers and licensees, the Company cannot predict the scope or magnitude of the negative effect that such an ongoing global financial crisis and economic slowdown will have on it.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on ASC 605, Revenue Recognition — Multiple Deliverable Revenue Arrangement — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. We are currently evaluating the impact, if any, of ASU 2009-13 on our financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14 on ASC 985, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above. We are currently evaluating the impact, if any, of ASU 2009-14 on our financial position and results of operations.
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
As of September 30, 2010, there are no other recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.
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
In January 2010, FASB issued ASU N0. 2010-01, Equity (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This standard is not currently applicable to the Company.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Item 4.	Controls and Procedures
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
On August 5, 2010, the Company sold 750,000 shares of its common stock to two individual investors (who were acquainted with a member of the Company’s Board of Directors) for $24,000, or $0.032 per share; on August 11, 2010, the Company sold 250,000 shares of its common stock to an individual investor (who was acquainted with a member of the Company’s Board of Directors) for $8,000, or $0.032 per share; on August 11, 2010, the Company sold 62,500 shares of its common stock to Herman M. Gerwitz, a Director, for $2,000, or $0.032 per share; on October 30, 2010, the Company sold 500,000 shares of its common stock to an individual investor (who was acquainted with a member of the Company’s Board of Directors) for $16,000, or $0.032 per share; on November 3, 2010, the Company sold 500,000 shares of its common stock to an individual investor (who was acquainted with a member of the Company’s Board of Directors) for $16,000, or $0.032 per share. The shares were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in these transactions or received any commissions or other compensation. Proceeds of the sales were used to fund the Company’s working capital requirements.

Item 3.	Defaults Upon Senior Securities
During the first nine months of 2010, the Company accepted unsecured loans totaling $50,500 from four individuals. The acceptance of these unsecured loans constituted a violation of certain covenants of the Company’s $100,000 line of credit with a bank. Under the terms of the line of credit agreement, this covenant violation is an event of default in the amount $100,000, the total amount outstanding under the line of credit.

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

NOCOPI TECHNOLOGIES, INC.
DATE: November 15, 2010	/s/ Michael A. Feinstein, M.D.
Michael A Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: November 15, 2010	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002