Form 10-K
period 2010-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2011-03-31
CIK 888981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Registrant’s telephone number, including area code (610) 834-9600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable
Securities registered pursuant to section 12(g) of the Act:
Common Stock $.01 par value
(Title of class)
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,531,000 at June 30, 2010 closing price of $.05.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 57,852,041 shares of common stock, $.01 par value at March 15, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
None

NOCOPI TECHNOLOGIES, INC.

PART I

ITEM 1.	BUSINESS
Background
Nocopi Technologies, Inc. (hereinafter “Nocopi”, “Registrant” or the “Company”) is a Maryland corporation organized in 1983 to exploit a technology developed by its founders for impeding the reproduction of documents on office copiers. In its early stages of development, Nocopi’s business consisted primarily of selling copy resistant paper to protect corporate documents and information. More recently, Registrant has increasingly focused on developing and marketing technologies for document and product authentication which can reduce losses caused by fraudulent document reproduction or by product counterfeiting and/or diversion. Since 2003, the Registrant has focused on developing specialty reactive inks that it believes have applications in the large educational and toy market. During 2009, Registrant expanded its retail loss prevention market activities by entering into licensing arrangements with several printers and distributors who serve this market and refocused its sales and marketing efforts to utilize licensed printers and distributors to market its technologies to major retailers. Registrant derives revenues by licensing its technologies, both to end-users and to value-added resellers, and by selling products incorporating its technologies and technical support services.
The Registrant experienced a significant decline in its financial condition from the late 1990’s through 2006. However, in 2007, it recorded net income and positive cash flow from operations for the first time in a number of years primarily as a result of licenses signed in 2006 and early 2007 with Elmer’s Products, Inc. (“Elmer’s”), a privately held industry leader in adhesives, arts and crafts and educational products, and two of Elmer’s operating companies, Giddy Up and Color Loco. During 2008, Registrant recorded a decline in revenues with a resultant net loss primarily as a result of a significant decline in ink sales to Elmer’s and its licensed printers as they used previously purchased inventories for 2008 production. Registrant experienced a further decline in revenues and a net loss in 2009 caused by the global recession’s impact on the sales of the Registrant’s licensees. Additionally, in 2009, Registrant incurred sales and marketing expenses associated with the expansion of its licensee base in the retail loss prevention market. In 2009, Registrant’s net loss was $389,400 and Registrant had negative operating cash flow of $312,000. In early 2010 Registrant was informed by Elmer’s that it was discontinuing a product line, called Go Paint!™, that utilized technologies licensed from Registrant, ceasing ink purchases related to the Go Paint!™ products and selling off its remaining Go Paint!™ inventory. While Registrant’s 2010 revenues were negatively affected by this licensee’s decision, the revenue loss was substantially offset by Registrant’s obtaining a new licensee in the entertainment and toy products market, increased revenues from its four licensees in the retail loss prevention market and initial sales to a new international customer that introduced products incorporating Registrant’s technologies in South America. Registrant’s net loss decreased in 2010 to $245,100; this was due primarily to cost reductions, including staff reductions, implemented in the second half of 2009 and in 2010. At December 31, 2010, Registrant had negative working capital of $358,500. The cash requirements in 2009 and 2010 were funded by utilizing available cash reserves at the beginning of 2009, borrowing the entire $100,000 available under Registrant’s line of credit, the borrowing of $50,500 from four individuals and selling 5,566,204 shares of Registrant’s common stock for $263,600. Historically, during such periods of adverse liquidity in the past, Registrant relied upon capital investment and various short-term loans to provide liquidity needed to avoid a cessation of its operations.
Registrant is currently attempting to raise additional capital, in the form of debt, equity or both to support its working capital requirements and to provide funding for other business opportunities. There are no assurances that Registrant will be able to attract such additional capital.

In late 2003, Registrant developed and began to market a new technology, named Rub-it & Color, which consists of a system of removable dyes in a large variety of colors that can be activated through rubbing with a fingernail or a firm object. Registrant believed this technology had applications in children’s activity products such as a coloring book without crayons and in educational testing review products. Registrant displayed this technology to several potential licensees and participated in trade shows including, from 2004 to 2011, the American International Toy Fair in New York City where the technology received several industry awards. In April 2006, Registrant signed multi-year license agreements with Giddy Up and Color Loco, two reputable and leading children’s books publishers with proven track records of innovation and access to major channels of distribution. Registrant subsequently amended these license agreements to expand the licenses. In October 2006, both Giddy Up and Color Loco became wholly owned by Elmer’s, a privately held industry leader in adhesives, arts and crafts and educational products. Products incorporating Registrant’s technologies, including Giddy Up’s Rub-n-Color™ activity books and kits have been on sale in leading retail outlets since January 2007 and have received coverage in the press and on television. In late 2009, the Registrant entered into a three-year license agreement with Elmer’s which commenced in January 2010, containing guaranteed minimum annual royalties and covering the products sold by its Giddy Up and Color Loco divisions under the previous license agreements. In February 2007, Registrant entered into a multi-year license agreement with Elmer’s whereby Registrant’s technologies have been incorporated into products sold under the Elmer’s brand including its Go Paint!™ line of children’s products. Retail sales of these products commenced in the second quarter of 2007. In March 2010, Registrant was informed by Elmer’s that Elmer’s was discontinuing the Go Paint!™ product line, ceasing ink purchases related to the Go Paint!™ products and selling off its remaining Go Paint!™ inventory. In 2009, Registrant experienced a significant decline in both royalties and ink sales related to its license with Elmer’s for the technology used in Elmer’s Go Paint!™ products. However, Management of Registrant believes that the relationship with Elmer’s through its Giddy Up and Color Loco divisions continues to offer significant opportunities to increase revenues in the entertainment and toy products markets and improve the Registrant’s overall financial position. Late in the second quarter of 2010, Registrant concluded a multi-year license, containing guaranteed minimum royalties, with a new licensee in the entertainment and toy products market that generated revenues in the second half of 2010. Registrant believes this licensee will continue to generate future revenues, including ink sales, which it believes will commence in 2011. There can be no assurances that this new licensee will generate significant additional operating revenues for the Registrant. In the third quarter of 2010, the Registrant made an initial sale to a large international business which is introducing entertainment and toy products that incorporate Registrant’s technologies into South America. Registrant believes that prospects are good for additional sales to this business. Late in 2010, Registrant received a new order from this business for products incorporating Registrant’s technologies for delivery to South America in early 2011. There can be no assurances that this customer will continue to purchase and distribute products incorporating Registrant’s technologies in the future.
Entertainment and Toy Technologies and Products
As mentioned above, in late 2003, after the re-employment of two former members of the Registrant’s technical staff, the Registrant developed a new technology that consists of removable dyes that can be produced in a variety of colors and can be revealed by rubbing with a fingernail or other firm object such as a plastic pen cap. This technology has been named Rub-it & Color. Registrant believes that this new technology does not compromise the confidentiality of its security and authentication technologies as there are different formulations related to each technology. Applications include children’s activity products such as a coloring book without crayons or a restaurant place mat, educational instruction books and testing review manuals. Registrant has obtained certifications of non-toxicity from the Consumer Products Services, Inc. and the American Society for Testing and Materials Laboratories. In February 2004, Registrant inaugurated its marketing efforts for this new technology at the American International Toy Fair in New York City. Registrant continued to attend the Toy Fair each February from 2005 through 2011. During 2004, Registrant received awards from both Creative Child Magazine and Spectrum Magazine for its Rub-it & Color Activity Book. As a result of its participation and marketing activities, Registrant identified a number of potential licensees in the children’s and educational markets. In April 2006, Registrant signed multi-year license agreements with Giddy Up and Color Loco, two reputable and leading children’s books publishers with proven track records of innovation and access to major channels of distribution. Registrant subsequently amended these agreements to expand the licenses. In October 2006, both Giddy Up and Color Loco became wholly owned by Elmer’s, a privately held company. Since January 2007, products incorporating Registrant’s technologies, including Giddy Up’s Rub-n-Color™ activity books and kits have been on sale in leading retail outlets and have received coverage in the press and on television. In late 2009, the Registrant entered into a three-year license agreement with Elmer’s which commenced in January 2010 containing guaranteed minimum annual royalties and covering the products sold by its Giddy Up and Color Loco divisions under the previous license agreements. In February 2007, Registrant entered into a multi-year license agreement with Elmer’s whereby Registrant’s technologies have been incorporated into products sold under the Elmer’s brand including its Go Paint!™ line of children’s products. In March 2007, Registrant received initial ink orders from Elmer’s and, in the second quarter of 2007, Elmer’s began actively marketing products incorporating Registrant’s technologies. Revenues derived directly from Elmer’s, including its Giddy Up and

Color Loco divisions, and from its third party printer, accounted for approximately 39% of Registrant’s 2010 revenues; approximately 30% from Elmer’s and its operating companies and approximately 9% from its third party printer. In March 2010, Registrant was informed by Elmer’s that Elmer’s was discontinuing the Go Paint!™ product line, ceasing ink purchases related to the Go Paint!™ products and selling off its remaining Go Paint!™ inventory. In both 2009 and 2010, Registrant experienced a significant decline in both royalties and ink sales related to decreased revenue generated by its license with Elmer’s for the technology used in Elmer’s Go Paint!™ products. Registrant’s revenues related to the discontinued Go Paint!™ product line were approximately $200 in 2010 compared to approximately $45,800, or approximately 7% of Registrant’s revenues, in 2009. Late in the second quarter of 2010, the Registrant entered into a multi-year license, containing guaranteed minimum royalties, with a new licensee in the entertainment and toy products market that generated revenues in the second half of 2010. Registrant believes this licensee will continue to generate future revenues, including ink sales, which it believes will commence in 2011 when the licensee introduces a line of products incorporating Registrant’s technologies. There can be no assurances that this new licensee will generate significant additional operating revenues for the Registrant. In the third quarter of 2010, Registrant made an initial sale to a large international business which is introducing entertainment and toy products that incorporate the Registrant’s technologies into South America. Registrant believes that prospects are good for additional sales to this business as the business intends to expand distribution of these products throughout South America. Late in 2010, Registrant received an additional order from this business for delivery of these products to South America in early 2011. There can be no assurances that this customer will continue to purchase and distribute products incorporating Registrant’s technologies.
In September 2008, Registrant signed a multi-year license agreement with privately-held Family Hospitality LLC to sell or resell its Classy Kid branded products to the restaurant industry; the Classy Kid branded products use Registrant’s Rub-it & Color ink technology in children’s menus, placemats and butcher paper for restaurant use. Placemats incorporating Registrant’s technologies have been sold directly by Family Hospitality and through distributors of Family Hospitality including the Hoffmaster Group, a leading distributor of products to the restaurant industry. There can be no assurances that the marketing efforts of Registrant’s licensee will continue to generate revenues for the Registrant in the future.
In late March 2011, Registrant completed a multi-year license agreement with a designer of creative educational products for children granting the licensee the exclusive right to utilize Registrant’s Rub-it & Color ink technology in a newly-created vertical market in the United States. In addition to an annual license fee, Registrant will receive a royalty based on units of product produced. Registrant believes that receipt of royalties will commence in the second quarter of 2011. There can be no assurances that the marketing efforts of Registrant’s licensee will generate significant additional revenues for the Registrant.
Registrant continues to pursue additional licensing opportunities for its technologies in the large entertainment and toy products market through direct marketing efforts and attendance at trade shows. There can be no assurances that the Registrant’s available resources, even with additional investment, if obtained, for marketing and further technical development of this product line will be sufficient to increase Registrant’s revenues.
Anti-Counterfeiting and Anti-Diversion Technologies and Products
Continuing developments in copying and printing technologies have made it ever easier to counterfeit a wide variety of documents. Lottery tickets, gift certificates, event and transportation tickets, travelers’ checks and the like are all susceptible to counterfeiting, and Registrant believes that losses from such counterfeiting have increased substantially with improvements in the copying and printing technologies. Product counterfeiting has long caused losses to manufacturers of brand name products, and Registrant believes these losses have increased as the counterfeiting of labeling and packaging has become easier.

Registrant’s proprietary document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. One product incorporating these technologies has the ability to print invisibly on certain areas of a document. When authentication of certain documents is required, the invisible printing can be activated or revealed by use of a special highlighter pen. This technology is marketed under the trademark COPIMARK. Other variations of the COPIMARK technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi’s RUB & REVEAL system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as merchandise receipts, checks, travelers’ checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging such technologies allow detection of counterfeit products, the labels and packaging of which would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product. These technologies also combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). A related technology of the Registrant, the invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. Management believes that the “track and trace” capability provided by this technology should be attractive to brand owners and marketers. Registrant continues to pursue opportunities for its patented anti-counterfeiting and anti-diversion technologies as a potential solution to counterfeit and diverted pharmaceutical products. While this market incentive has not developed revenues to date, Registrants continues to pursue opportunities in this market. There are no assurances that initiatives currently underway in the pharmaceutical and other markets will result in additional revenues in the future.
In early 2009, Registrant formed a new sales and marketing division, named the Loss Prevention Division, to focus on sales of products created to prevent and fight retail receipt and document fraud. The sales and marketing division included two sales consultants with previous experience in the retail loss prevention market. Registrant participated in this market segment for a number of years through a licensing arrangement with Computer Imaging Supplies (“CIS”), a division of Nashua Corporation (“Nashua”), which gave CIS exclusive rights to sell products incorporating Registrant’s technologies to businesses in this specific market. That license, which expired in December 2008, was renewed but on a non-exclusive basis, thus allowing Registrant to enter this market to sell its security products directly to other outlets, including loss prevention departments within retail businesses and chains and/or to make non-exclusive licenses available to other printers who serve this market segment. The non-exclusive license with Nashua has been renewed for 2011. During 2009, in addition to its licensing relationship with Nashua, Registrant established licensing relationships with three printers and distributors in the United States and Canada who provide loss prevention products to retailers and other outlets. Based on experience gained in this market through trade shows and direct contact with prospective retail clients, Registrant determined that these large retail businesses prefer to source these products directly from large printers and distributors. In the second half of 2009, Registrant refocused its sales and marketing efforts to utilizing licensed printers and distributors to market its technologies to major retailers and discontinued its direct relationship with two loss prevention consultants. As a result, Registrant believes that cost savings have been realized while active participation in the loss prevention market has continued through its licensees and its internal sales and technical resources. In addition to products incorporating its RUB & REVEAL technology, Registrant has developed and has introduced a new patent pending ink-based technology, named Multi-Mark Security Ink, which Registrant believes will provide high levels of security and ease of authentication on a large variety of paper and film-based substrates. During 2010, Registrant derived approximately 34% of its 2010 total revenues from its four licensees in the retail loss prevention market compared to approximately 22% derived from this market in 2009. There can be no assurances that Registrant’s strategy, initiated in 2009, for the retail loss prevention market will result in significant additional revenues and cash flow for Registrant.
Document Security Products
Registrant continues to offer a line of burgundy colored papers that deter photocopying and transmission by facsimile. This colored paper inhibits photocopier reproduction but diminishes legibility to the reader. Registrant currently offers its copy resistant papers in three grades, each balancing improved copy resistance against diminished legibility. Registrant also sells user defined, pre-printed forms on which selected areas are colored to inhibit reproduction. An example is a doctor’s prescription form with the signature area protected. This product line is called SELECTIVE NOCOPI. Registrant also offers several inks that impede photocopying by color copiers. This technology is called COLORBLOC.
Registrant, in addition to marketing its own technologies and products, acts as a distributor for a line of Pantograph security paper. This patented product, complementary to the Registrant’s line of security paper, produces a message, such as “unauthorized copy,” when a copy of an original document that was printed or typed on the Pantograph paper is reproduced on a photocopier. This product line is called COPI-ALERT.

Registrant also markets Secure Rub Rx, a specially designed prescription paper base stock that incorporates all three tamper resistant characteristics mandated by the U.S. Department of Health & Human Services for Medicaid prescriptions beginning in October 2008 including certain tamper resistant requirements that became effective in April 2008. There are no assurances that Registrant will obtain significant additional revenues from its investment in developing and marketing this new product.
The following table illustrates the approximate percentage of Registrant’s revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31
Product Type	2010	2009

Entertainment and Toy Technologies and Products	50%	58%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	47%	37%
Document Security Products	3%	5%
Marketing
Registrant’s marketing approach focuses on the sufficient flexibility in its products and technologies and its ability to provide cost effective solutions to a wide variety of counterfeiting, diversion and copier fraud problems. As a technology company, Registrant generates revenues primarily by collecting license fees from market-specific manufacturers that incorporate Registrant’s technologies into their manufacturing processes and products and, in certain cases, sales of Registrant’s inks to these licensees and their designated manufacturers. Registrant also licenses its technologies directly to end-users.
Registrant has identified a number of major markets for its technologies and products, including security printers, labels, packaging materials and specialty paper products and brand name products. Within each market, key potential users have been identified and several have been licensed. Within North America, sales efforts include direct selling by Company personnel to create end user demand and selling through licensee sales forces and sales agents with support from Company personnel. Registrant has determined that technical sales supported by its personnel is of great importance and results increasing its licensees’ sales of products incorporating Registrant’s technologies and, therefore, seeks to maintain, to the extent permitted by its limited resources, its commitment to providing such support.
In recent years, Registrant’s management has somewhat refocused the Company’s marketing efforts in view of the limited resources available to the Company for marketing and the need to improve the Registrant’s cash flow. Current marketing efforts are focused on Registrant’s more mature technologies that can be utilized by customers with relatively fewer development efforts.
As continued improvements in color copier and desktop publishing technology make counterfeiting and fraud opportunities less expensive and more available, Registrant intends, to the extent feasible, to maintain an interactive product development and enhancement program thorough the combined efforts of marketing, applications engineering and research and development. Registrant’s objective is to concentrate its efforts on developing market-ready products with the most favorable ratios of market potential to development time and cost.
Except in Europe, Registrant markets its technologies through its own employees and through independent sales representatives. In 2007, Registrant engaged a sales consultant to assist in marketing the Company’s existing line of security papers, inks and ink-jet products as well as Registrant’s newer security products including Secure Rub Rx. The relationship with this consultant led to the Registrant’s increased focus on marketing its security inks to printers and distributors who serve the retail loss prevention market. In Europe, certain of its security technologies are marketed by Contrast Technologies, formerly known as Euro-Nocopi, S.A., and a former affiliate of the Registrant, which holds certain European marketing rights with respect to those technologies.
Registrant is presently considering a number of marketing strategies for its Rub-it & Color product line including licensing and direct sales through product retailers as well as continued service to the markets presently served by its licensees.

Registrant continues its efforts to improve the marketing of its technologies. In 2008, the Registrant developed and implemented a completely new web site and online store developed in conjunction with Minerva Design, a creative marketing and communications agency associated with a number of well known brands. During 2009, Registrant finalized a strategy to market its proprietary security inks to the retail loss prevention market, appointing three new printers and distributors in the United States and Canada. During 2010, Registrant concluded a multi-year license with a business in the domestic entertainment and toy products market and established a relationship with a large international business that introduced entertainment and toy products that incorporate the Registrant’s technologies into South America. Registrant, through its internal sales resources, continues its marketing efforts to former and potential customers in the anti-counterfeiting and anti-diversion marketplace and to prospective licensees in the entertainment and toy products. There can be no assurances that the limited resources Registrant can dedicate to its marketing activities will result in significant additional revenues in the future.
Major Customers
During 2010, Registrant made sales or obtained revenues equal to 10% or more of Registrant’s 2010 total revenues from two non-affiliated customers who individually accounted for approximately 30% and 25%, respectively, of 2010 revenues of the Company.
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
Patents
Nocopi has received various patents and/or has patents pending in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. There can be no assurance, however, that such protection will be obtained on patents pending. Registrant currently has obtained patent protection on substantially all of its security inks including the RUB & REVEAL system and the Rub-it & Color technology and has patents pending on the recently marketed Multi-Mark Security Ink. Patents on Registrant’s line of burgundy colored papers, presently a minor portion of Registrant’s product line, have expired.
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

In the United States and some other countries, patent applications are automatically published at a specified time after filing. Nocopi is required to pay annuities from time to time on patents to keep them in force; with this in mind, Nocopi makes an annual evaluation of its patents in order to determine which patents it will continue to maintain. In Europe, the territory of Contrast Technologies, formerly known as Euro-Nocopi, S.A. (“Contrast”), annuities for European patents are paid by Contrast.
Research and Development
Nocopi has been involved in research and development since its inception. Although Registrant’s financial condition has forced it to reduce funding for research and development in recent years, it intends to continue its research and development activities in three areas, to the extent feasible. First, Registrant will seek to continue to refine its present family of products. Second, Registrant will seek to develop specific customer applications. Finally, Registrant will seek to expand its technology into new areas of implementation. There can be no assurances that Registrant will continue to have funds available to maintain its research and development activities at current or increased levels.
During the years ended December 31, 2010 and 2009, Nocopi expended approximately $132,300 and $165,900 respectively, on research and development.
Competition
In the area of document and product authentication and serialization, Registrant is aware of other covert and overt surface marking technologies requiring decoding implements or analytical methods to reveal certain information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes for which the Registrant markets its covert technologies. These include, among others, biological DNA codes, microtaggants, thermochronic, UV and infrared inks as well as encryption, 2D symbology and laser engraving. Nonetheless, Registrant believes its patented and proprietary technologies provide a unique and cost-effective solution to the problem of counterfeiting and gray marketing in the document and product authentication markets it has traditionally sought to exploit.
Registrant is not aware of any competitors that market paper which functions in the same way as Nocopi security papers. However, the Company’s management is aware of a limited number of competitors that are attempting, with different approaches, to address the same problems that the Registrant’s products address. Registrant is aware of a Japanese company that has developed a film overlay that is advertised as providing protection from photocopying. Registrant has examined the film overlay and believes that it has a more limited number of applications than Nocopi’s security products. Nocopi’s security paper is also considerably less expensive than the film overlay.
Other indirect competitors are marketing products utilizing the hologram and copy void technologies. The hologram, which has been incorporated into credit cards to foil counterfeiting, is considerably more costly than Registrant’s technology. Copy void is a security device that has been developed to indicate whether a document has been photocopied. Registrant markets a product that has similar features to the copy void technology.
The entertainment and toy products markets include numerous potential competitors who have significantly greater financial resources and presence in these markets than Registrant.
The loss prevention market includes numerous potential competitors, including large-publicly traded companies such as NCR Corporation and regional paper converters, many of whom have greater financial resources and presence in these markets than Registrant.
Registrant currently has limited resources and competes with businesses that have greater financial resources than Registrant. There can be no assurance that businesses with greater resources than Registrant will not enter Registrant’s markets and compete successfully with Registrant.

Contrast Technologies (formerly Euro-Nocopi, S.A.)
Contrast Technologies, formerly known as Euro-Nocopi, S.A., is a former affiliate of Registrant which, since June 2003, has held a perpetual royalty-free license to exploit certain of Registrant’s technologies in Europe.
Employees
At March 15, 2011, Registrant had two full-time and three part-time employees.
Financial Information about Foreign and Domestic Operations
Registrant conducts its operations solely in the United States; however, it does have licensees in Europe and Asia and, in 2010, Registrant added a customer that distributes products incorporating Registrant’s technologies in South America. These licensees/customers accounted for approximately 13% of Registrant’s gross revenues in 2010 and approximately 21% in 2009. Certain information concerning Registrant’s foreign and domestic operations is contained in Note 12 to Registrant’s Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
Not required for a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Registrant’s corporate headquarters, research and ink production facilities are located at 9C Portland Road, West Conshohocken, Pennsylvania 19428. Its telephone number is (610) 834-9600. These premises consist of approximately 5,000 square feet of space in a multi-tenant building leased by the Registrant from an unaffiliated third party pursuant to a lease expiring in March 2013. Current monthly rent under this lease is $3,438; this amount escalates an amount of three percent on each anniversary date of the lease. In addition to rent, Registrant is responsible for its pro-rata share of the operating costs of the building. Registrant incurred leasehold improvement expenditures of approximately $72,500 through December 31, 2010 and believes that additional leasehold improvement expenditures will not be significant. Registrant believes that this space will be adequate for its current needs and that additional space will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS
Registrant is not aware of any pending litigation (other than ordinary routine litigation incidental to its business where, in management’s view, the amount involved is not material to which Registrant is or may be a party, or to which any of its properties is or may be subject, nor is it aware of any pending or contemplated proceedings against it by any governmental authority. Registrant knows of no material legal proceedings pending or threatened, or judgments entered against, any director or officer of Registrant in his capacity as such.

ITEM 4.	REMOVED AND REVISED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Registrant’s Common Stock is traded on the over-the-counter market and quoted on the OTCQB marketplace under the symbol “NNUP”. The table below presents the range of high and low bid quotations of Registrant’s Common Stock by calendar quarter for the last two full fiscal years and for a recent date, as reported by the OTC Market Group, Inc. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, such quotations do not represent actual transactions.

	High Bid	Low Bid

January 1, 2009 to March 31, 2009	$.15	$.05
April 1, 2009 to June 30, 2009	$.09	$.03
July 1, 2009 to September 30, 2009	$.20	$.04
October 1, 2009 to December 31, 2009	$.16	$.04

January 1, 2010 to March 31, 2010	$.10	$.05
April 1, 2010 to June 30, 2010	$.09	$.03
July 1, 2010 to September 30, 2010	$.07	$.02
October 1, 2010 to December 31, 2010	$.07	$.01

January 1, 2011 to March 15, 2011	$.11	$.04
As of March 15, 2011, 57,852,041 shares of Registrant’s Common Stock were outstanding. The number of holders of record of Registrant’s Common Stock was approximately 600 However, Registrant estimates that it has a significantly greater number of common stockholders because a number of shares of Registrant’s Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 57,852,041 shares of Common Stock which are outstanding, Registrant, at March 15, 2011, has reserved for the issuance of 1,057,500 shares of its Common Stock which underlie options and warrants to purchase common stock of the Registrant.
The Company did not pay dividends in 2010 or 2009 and does not anticipate paying any such dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.
Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 12 on page 22 of this report on Form 10-K.
Recent Sales of Unregistered Securities
On December 13, 2010, the Company sold 208,333 shares of its Common Stock, $.01 per share (the Common Stock) to an individual accredited investor (who was acquainted with a member of the Company’s Board of Directors) for $5,000, or $0.024 per share.
All shares of Common Stock were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in these transactions or received any commissions or other compensation. Proceeds of the sales of Common Stock were used to fund the Company’s working capital requirements.
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
b) Product sales are recognized upon shipment of products, when the price is fixed or determinable and collectability is reasonably assured; and

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
Both the absolute amount of the Company’s revenues and the mix among the various sources of revenue are subject to substantial fluctuation. The Company has a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on the Company’s total revenue, revenue mix and overall financial performance. Such changes may result from a customer’s product development delays, engineering changes, changes in product marketing strategies, production requirements and the like. In addition, certain customers have, from time to time, sought to renegotiate certain provisions of their license agreements and, when the Company agrees to revise such terms, revenues from the customer may be affected.
Revenues for 2010 were $658,700, a decrease of approximately 1%, or $9,400, from $668,100 in 2009. Licenses, royalties and fees decreased in 2010 by $4,200, or approximately 1%, to $373,700 from $377,900 in 2009. In early 2010, the Company was informed that one licensee in the entertainment and toy products market was discontinuing a product line incorporating technology licensed under a license agreement, ceasing ink purchases related to the these products and selling off its remaining inventory of these products. Royalties under this license declined from approximately $45,800 in 2009 to approximately $200 in 2010. Late in the second quarter of 2010, the Company concluded a multi-year license, containing guaranteed minimum royalties, with a new licensee in the entertainment and toy products market that generated licensing revenues during the second half of the year. The Company believes this licensee will continue to generate future revenues, including ink sales, as it introduces products incorporating the Company’s technologies beginning in 2011. Also, there was an increase royalties in 2010 compared to 2009 related to the Company’s new three-year license entered into in 2010 with an existing licensee in the entertainment and toy products market; this new three-year license contains guaranteed minimum annual royalties. Additionally, royalties from the Company’s four licensees in the retail receipt and document fraud market increased in 2010 compared to 2009. These increased royalties nearly offset the revenues from the discontinued licensee. Product and other sales decreased by $5,200, or approximately 2%, to $285,000 in 2010 from $290,200 in 2009. The lower level of ink sales in 2010 compared to 2009 is due primarily to lower ink requirements of the third party printers used by the Company’s major licensee in the entertainment and toy products market; this decreased ink requirement is related to the licensees’ declines in sales during the current period of economic decline. Ink orders from the licensed printers of its licensees in the entertainment and toy products market were approximately $84,900 lower in 2010 compared to 2009. Additionally, sales of the Company’s security paper declined by approximately $15,600 in 2010 compared to 2009. This decline in ink and security paper sales is substantially offset by increased sales of security ink to the Company’s licensees in the retail receipt and document fraud market and its initial sale of entertainment and toy products that incorporate the Company’s technologies to a large international business that is introducing these products into South America. Late in 2010, the Company received an additional order from this business for products incorporating the Company’s technologies for delivery to South America in early 2011. The Company derived $329,300 or approximately 50% of total revenues, from licensees and their licensed printers in the entertainment and toy products market in 2010 compared to $389,900 or approximately 58% of total revenues, in 2009. The Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. There can be no assurances that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions currently being experienced worldwide.

Gross profit increased to $383,200, or approximately 58% of revenues, in 2010 from $342,500, or approximately 51% of revenues, in 2009. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in 2010 compared to 2009 reflects a more favorable mix of product sales and cost reductions implemented during the second quarter of 2010.
As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Primarily due to the cost reductions initiated in the second quarter of 2010, the gross profit from licenses, royalties and fees increased to approximately 82% of revenues from licenses, royalties and fees in 2010 from approximately 77% in 2009.
The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of both increased ink sales and cost reductions initiated in the second quarter of 2010, the gross profit from product and other sales increased to approximately 27% of revenues in 2010 compared to approximately 18% of revenues from product and other sales in 2009.
Research and development expenses decreased to $132,300 in 2010 from $165,900 in 2009. The decrease in 2010 compared 2009 is due primarily to a staff reduction in the second quarter of 2010.
Sales and marketing expenses decreased to $152,800 in 2010 from $259,200 in 2009. The decrease in 2010 compared to 2009 is due primarily to the Company’s decision in the second half of 2009 to modify its method of marketing its security products to loss prevention departments in retailers. As a result, the Company incurred no consulting fees or business show exhibition expense in 2010 and its travel expense declined in 2010 compared to 2009.
General and administrative expenses decreased to $332,500 in 2010 from $372,400 in 2009. The decrease in 2010 compared to 2009 is due primarily to due primarily to lower legal expenses in 2010 compared to 2009 as there were fewer requirements for these services and, additionally, lower compensation expenses, including lower salary expenses and stock option compensation, during 2010 compared 2009.
Other income (expenses) included, in 2009, a benefit from the reversal of $69,100 of accounts payable by the Company related to invoices the Company had received from 2001 through 2003 from a business for consulting services provided by a third party. The Company, with the advice of legal counsel, had determined that it was no longer legally required to pay these invoices as the statute of limitations within which the consultant had to bring a claim had expired. Additionally, the Company incurred higher interest expense and financing costs in 2010 compared to 2009 on funds borrowed under its line of credit and, in 2010, from demand loans obtained during 2010.
The net loss of $245,100 in 2010 compared to the net loss of $389,400 in 2009 results primarily from lower sales and marketing expenses in 2010 compared to 2009; this net loss was due primarily to the Company’s decision in the second half of 2009 to modify its method of marketing its security products to loss prevention departments in retailers, lower compensation expenses due to staff reductions in the second quarter of 2010 and a higher gross profit in 2010 compared to 2009 offset in part by no reversal of accounts payable in 2010 and higher interest expense and financing cost in 2010 compared to 2009.
Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during the years ended December 31, 2010 and December 31, 2009.
Plan of Operation, Liquidity and Capital Resources
The Company’s cash decreased to $10,600 at December 31, 2010 from $37,200 at December 31, 2009. During 2010, the Company received $101,600 from the sale of 2,879,745 shares of its common stock, borrowed $50,500 from four individuals, used $170,200 to fund operations, used $6,200 to reduce the balance on its line of credit and used $2,300 for capital investment.

While, beginning in 2006, the Company began to add new licensees in the entertainment and toy market and, through the end of 2010, has obtained significant increases in revenues from licenses, royalties and product sales from these licensees and their third party printers, the Company’s working capital requirements have increased primarily in order to support of inventory and receivables related to these revenues. In 2009, the Company’s revenues declined significantly as a result of declines in licensing revenues from its principal licensees in the entertainment and toy products business and incurred expenditures due to marketing activities related to a new division and the Company’s intention to sell the Company’s security products directly to loss prevention departments within retail businesses and chains and to license other printers who serve this market segment. In the third quarter of 2009, the Company modified these objectives in order to participate in this market through licensed printers and distributors who serve this market segment. Primarily as a result of cost reductions in 2010, the Company recorded a lower net loss of $245,100 in the year ended December 31, 2010 and had negative operating cash flow of $170,200 during that period. At December 31, 2010, the Company had negative working capital of $343,000 and stockholders’ deficiency of $333,400. For the full year of 2009, the Company had a net loss of $389,400 and had negative operating cash flow of $312,000 during the year. At December 31, 2009, the Company had negative working capital of $210,300 and stockholders’ deficiency of $195,100. In 2008, the Company secured a $100,000 line of credit with a bank to provide future working capital. During the year ended December 31, 2009, the Company borrowed the entire $100,000 available under the line of credit. In August 2010, the Company accepted an offer by the bank to repay the outstanding loan balance in forty-eight equal monthly installments, plus interest, beginning in October 2010. In 2010, the Company received unsecured loans totaling $50,500 from four individuals. Additionally, the Company, in 2009 and 2010, raised $263,600 through the sale of 5,566,204 shares of its common stock. These borrowings and sales of common stock have allowed the Company to remain in operation through the current date.
Management of the Company believes that it will need to obtain additional capital in the immediate future to support its working capital requirements associated with its existing revenue base and to fund operating losses that it believes may continue through 2011 related to the uncertainty associated with the worldwide economic downturn. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to return its business to profitability and develop new revenue sources to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations in the near future.
There can be no assurances that the Company will be successful in obtaining additional investment. There can be no assurances that revenues in future periods will be sustained at levels that will allow it to return to and maintain positive cash flow.
The Company continues to maintain a cost containment program including curtailment, where possible, of discretionary research and development and sales and marketing expenses, where possible. In the second quarter of 2010, the Company reduced it staff by two full-time individuals.
The Company’s plan of operation for the twelve months beginning with the date of this annual report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products business, including a new licensee added in the second quarter of 2010 and a new international customer added in the third quarter of 2010, through ongoing development of applications for these licensees and continued expansion in its licensee base in the entertainment and toy market. Additionally, the Company anticipates further revenue growth in the retail loss prevention market through increased royalties from and security ink sales to its long-standing and recently added licensees in this market. The Company believes that these opportunities can provide increases in revenues and will continue to adjust the Company’s production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support any ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. The Company plans to raise additional capital, in the form of debt, equity or both, to support its working capital requirements as well as to provide funding for its new and other business opportunities. There can be no assurances that the Company will be successful in raising additional capital, or that such additional capital, if obtained, will enable the Company to generate additional revenues and return to positive cash flow.

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
Access to Capital. The Company anticipates that it will need to raise capital in the immediate future to fund its historical and new business operations. The crisis in the financial markets that commenced in 2007 has caused serious deterioration in the net worth and liquidity of many investors, including that of potential investors in the Company, and seriously eroded investor confidence in general making it more difficult for the Company to raise capital. If the Company is unable to secure capital in the near future, in the form debt, equity or both, it may be forced to cease operations. There can be no assurances that the Company will be successful in obtaining additional investment in sufficient amounts to fund its ongoing business operations.
Line of Credit. The Company has a line of credit with a bank that, at its inception, allowed the Company to borrow a maximum of $100,000. During 2010, the Company accepted unsecured loans totaling $50,500 from four individuals. The acceptance of these unsecured loans constituted a violation of certain covenants of the Company’s line of credit with the bank. Under the terms of the line of credit agreement, this covenant violation is an event of default whereby the bank has certain rights including requiring the Company to repay the entire outstanding loan balance. In August 2010, the Company accepted an offer by the bank to repay the then outstanding loan balance of $100,000 in forty-eight equal monthly installments of $2,083, plus interest, beginning in October 2010. A requirement by the bank for immediate repayment of the entire outstanding loan balance, which was $93,750 at December 31, 2010, could have a material adverse effect on the Company’s financial condition.
Dependency on Major Customer. The Company’s growth in revenues in 2008 and 2007 compared to earlier periods resulted primarily from relationships developed with a major customer and two of its operating companies. Revenues derived directly from this customer and indirectly, through its third party printer, equaled approximately 39% of the Company’s 2010 revenues. The Company also has substantial receivables from these businesses. While a multi-year license exists with these organizations, the Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of these licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. As the Company’s licensees are subject to, and have been adversely affected by economic conditions related to the current economic conditions, the Company’s revenues may be adversely impacted. In late 2009, the Company entered into a three-year license agreement commencing in January 2010 and containing guaranteed minimum annual royalties covering products sold under previous license agreements with two of the licensee’s operating divisions. The agreement contains renewal options. In March 2010, the Company was informed that this customer was discontinuing a product line which incorporates technology licensed under a separate license agreement, ceasing ink purchases related to the these products and selling off its remaining inventory of these products. There can be no assurances that the recently renewed license will continue in force at the same, or more favorable, terms beyond its current termination date.
Possible Inability to Develop New Business. While the Company raised cash through additional capital investment and borrowings under its line of credit in 2009 and loans from individuals in 2010, it limited increases in its operating expenses and reduced its operating expenses when possible. Management of the Company believes that any significant improvement in the Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to return to and maintain positive operating cash flow in the future.

Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition has required it to significantly defer payments due to vendors who supply raw materials and other components of its security inks and to providers of professional and other services. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. Delays in shipments to customers caused by the inability to obtain materials on a timely basis and the possibility that certain current vendors may permanently discontinue supplying the Company with needed products and services threaten to impact the Company’s ability to service its customers, thereby adversely affecting its customer and licensee relationships. While receipt of funds through the sale of shares of the Company’s common stock and borrowings under the Company’s line of credit and from other third parties has allowed the Company to continue in operation to the current date, there can be no assurances that the Company will be able to maintain its vendor relationships in an acceptable manner.
Uneven Pattern of Quarterly and Annual Operating Results. The Company’s revenues, which are derived primarily from licensing, royalties and sales of products incorporating its technologies, are difficult to forecast due to the long sales cycle of its technologies, the potential for customer delay or deferral of implementation of its technologies, the size and timing of inception of individual license agreements, the success of its licensees and strategic partners in exploiting the market for the licensed products, modifications of customer budgets, and uneven patterns of royalty revenue and product orders. As the Company’s revenue base is not substantial, delays in finalizing license contracts, implementing the technology to initiate the revenue stream and customer ordering decisions can have a material adverse effect on the Company’s quarterly and annual revenue expectations and, as the Company’s operating expenses are substantially fixed, income expectations will be subject to a similar adverse outcome. As licensees for the entertainment and toy products markets are added, the predictability of the Company’s revenue stream may be further impacted.
Volatility of Stock Price. The market price for the Company’s common stock has historically experienced significant fluctuations and may continue to do so. From inception, with the exception of 2007, the Company has operated at a loss and has not produced revenue levels traditionally associated with publicly traded companies. The Company’s common stock is not listed on a national or regional securities exchange and, consequently, it receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow the Company’s stock and its stock is thinly traded. The Company’s market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.
Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. The Company also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, its technologies could possibly be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action has been and may continue to be limited by its adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on its rights. The Company’s adverse liquidity situation also impacts its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company is not aware of any patent maintenance fees due during 2011. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected and the value of its technologies and intellectual property (including their value upon liquidation) could be substantially diminished.
Economic Conditions. The Company’s revenue is susceptible to changes in general economic conditions and the present global recession that is expected to continue during 2011. Decreasing consumer confidence, further slowdown in consumer spending or other downturn in the U.S. economy as a whole or in any geographic markets from which the Company derives revenue, could substantially impact the Company’s sales, liquidity and overall results of operations, as these factors may result in decreased demand for the Company’s products from its customers and licensees, and the Company’s ability to develop new customers and licensees. Due to the uncertainty surrounding the financial crisis, and negatively impact the Company’s ability to predict the effect such conditions will have on its customers and licensees, the Company cannot predict the scope or magnitude of the negative effect that such an ongoing global financial crisis and economic slowdown will have on it.

Recently Adopted Accounting Pronouncements
As of December 31, 2010 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.
As of December 31, 2010, the FASB has issued Accounting Standards Updates (ASU) through No. 2010-29. None of the ASUs have had an impact on the Company’s financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
As of December 31, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The directors and officers of the Company, their ages, present positions with the Company, and a summary of their business experience are set forth below.
Michael A. Feinstein, M.D., 64, Chairman of the Board of Directors since December 1999 and Nocopi’s Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than thirty years, serving for more than twenty-five years as the President of a group medical practice which includes three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle University and his M.D. from Jefferson Medical College. He has represented Nocopi in numerous licensing negotiations, governmental meetings and capital raises. The Board of Directors believes that Dr. Feinstein’s considerable personal experience as a business owner and investor in publicly traded businesses makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.
William P. Curtis, Jr., 49, a director since November 2008 is a Partner at Porter & Curtis, L.L.C, of Media, Pennsylvania, an insurance brokerage and risk management consulting company. The technical focus of Porter & Curtis is in risk financing, specifically in the alternative financing area (insurance and reinsurance), and risk management including claims administration. Prior to forming Porter & Curtis, Mr. Curtis, along with Partner Kenneth Porter, founded and successfully managed a retail brokerage operation for Arthur J. Gallagher & Company, the fourth largest insurance broker in the world. Mr. Curtis is licensed as a Pennsylvania Attorney and a Resident Insurance Broker. He has a Bachelor of Science in Accounting and a M.B.A. in Finance from St. Joseph’s University in Philadelphia and a Juris Doctor from Temple University School of Law. In addition, he holds the Chartered Property Casualty Underwriter (CPCU), Associate in Risk Management (ARM), and Associate in Reinsurance (ARe) professional designations from the Insurance Institute of America. The Board of Directors believes that Mr. Curtis’ finance, law, risk management and business management experience makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.

Herman M. Gerwitz, CPA, 57, a director since May 2005, is the Treasurer of Keystone Property Group. Mr. Gerwitz has been with Keystone full time since 1998 and has been responsible for all the financial matters of a Real Estate Development Company that has grown to over 3 million square feet of commercial real estate and a $100,000,000 Real Estate Fund. Prior to joining Keystone, Mr. Gerwitz has spent 20 years as a partner in a public accounting firm. He has received a BBA from Temple University with master’s coursework at Widener University. He has been a member of both the Pennsylvania and American Institutes of Certified Public Accountants since 1983. The Board of Directors believes that Mr. Gerwitz’ many years as a Certified Public Accountant and his subsequent business management experience make him well suited to serve as a member of Nocopi Technologies’ Board of Directors and to serve on its Audit Committee.
Richard Levitt, 54, a director since December 1999, has been engaged in the computer and services segment of the computer industry since 1981. Mr. Levitt is currently a Senior Account Executive for Dell Computer in Pittsburgh, PA. He is in the Large Enterprise Group and is responsible for developing major accounts in Western Pennsylvania. Mr. Levitt has been with Dell since November 2005. In 2009, Mr. Levitt was awarded the “Circle of Excellence” award by Dell which is Dell’s highest corporate award given to less than 1% of its sales and support employees. In addition, he was awarded over the past three years the “Top Team Performer” and “Regional Top Performer” awards. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years grew to over 100 employees and $50 million in annual sales. Since founding XiTech, Mr. Levitt served as one of its corporate principals, as a Network Consultant and as the Manager of its Network Sales Force. Mr. Levitt left XiTech in 2004. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University. The Board of Directors believes that Mr. Levitt’s sales and marketing experience in technology-based businesses, including start-ups and smaller businesses, makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.
Philip B. White, 72, has been a director since August 2006. Mr. White is currently an international consultant in the private sector providing regulatory and industry standards advice to international companies regulated by the Food and Drug Administration, the Consumer Product Safety Commission, and the Environmental Protection Agency. He also served as a Technical Advisor and Regulatory Liaison to Nocopi from 2002 to 2005. Before establishing his own global consulting practice in 2000, Mr. White was, from 1994 to 2000, Director of Medical Device Consulting at the international firm of AAC Consulting Group (now Kendle), Rockville, MD. In 1994, Mr. White retired from a 33-year career with the U.S. Food and Drug Administration. His last FDA position was Director of the Office of Standards and Regulations in the Center for Devices and Radiological Health. Previous FDA positions included Regional Director of FDA’s enforcement activities in the Southwestern Region, Deputy FDA Assistant Commissioner for Program Coordination, and Supervisory Food and Drug Inspector. He has served on the Board of Directors of the American National Standards Institute, the Association for Advancement of Medical Instrumentation, and the Regulatory Affairs Professionals Society. He is a 1961 graduate of Wilkes University, Wilkes-Barre, PA with a B.A. Degree in Biology. He also did graduate studies in 1967 and 1968 specializing in the Federal Food Drug and Cosmetic Act at the New York University Graduate Law School in New York City. The Board of Directors believes that Mr. White’s considerable experience with consumer product safety and regulatory matters gained from his many years at the Food and Drug Administration makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.
Rudolph A. Lutterschmidt, 64, has been Vice President and Chief Financial Officer of the Company for more than five years, serving in this capacity on a part-time basis since January 2000. Since July 2006, Mr. Lutterschmidt has been a consultant to several southeast Pennsylvania businesses including Murex Investments, a Philadelphia investment fund, where he provided financial guidance to two of its portfolio companies. From April 2005 to July 2006, Mr. Lutterschmidt was employed by BCA Employee Management Group, Inc., a Human Resource Outsource firm located in West Chester, PA. He is a graduate of Syracuse University, a member of Financial Executives International, the Institute of Management Accountants and is a Certified Management Accountant.
The terms of the current directors will expire at the 2011 annual meeting of stockholders of the Company.
Corporate Governance
The Board of Directors has determined that all of the directors, with the exception of Michael A. Feinstein, M.D., who serves as Chief Executive Officer, are independent as that term is defined by the SEC. The Company did not make any material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors during 2011.

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
Based solely on the Company’s review of the copies of any Section 16(a) forms received by it, the Company believes that with respect to the fiscal year ended December 31, 2010, all Reporting Persons complied with all applicable filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION
The following table sets forth information concerning compensation for 2010 and 2009 earned by Michael A. Feinstein, M.D., the Company’s Chairman who has served since February 2000 as the Company’s Chief Executive Officer. No other employee received compensation in 2010 greater than $100,000.

Nonqualified
Name						Nonequity	deferred
and				Stock	Option	incentive plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael A. Feinstein, M.D.
Chairman, President and Chief Executive Officer	2010	85,000							85,000
	2009	85,000							85,000

Dr. Feinstein entered into a written employment agreement effective June 1, 2008 under which he serves as President and Chief Executive Officer of the Company for an initial term of three years with successive one year renewal terms. In accordance with the terms of the employment agreement, the employment agreement renewed on December 1, 2010 for a period of one year effective June 1, 2011. The employment agreement provides for an annual base salary of $85,000 which may be increased annually at the discretion of the Board of Directors and an annual performance bonus determined by the Board of Directors. In certain situations, including a change in control, Dr. Feinstein may be eligible to receive his base salary for a period of up to twelve months following the termination of employment. The employment agreement prohibits him from competing with the Company during the term of this agreement and for two years after the termination of his employment with the Company. During 2010, Dr. Feinstein deferred approximately $11,400 of salary owed to him for 2010.
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
Director Compensation
The following table summarizes compensation earned by the Company’s non-executive directors for the year ended December 31, 2010. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of the Company.

	Fees
	earned				Nonqualified
	or			Nonequity	deferred
	paid in	Stock	Option	incentive plan	compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
W. Ward Carey (1)	0	0	0	0	0	0	0
William P. Curtis, Jr.	0	0	0	0	0	0	0
Herman M. Gerwitz (2)	0	0	0	0	0	0	0
Richard Levitt (3)	0	0	0	0	0	0	0
Philip B. White (4)	0	0	0	0	0	0	0

(1)	Mr. Carey resigned in November 2010.

(2)	Mr. Gerwitz held 200,000 exercisable stock options and 7,500 exercisable warrants at December 31, 2010.

(3)	Mr. Levitt held 200,000 exercisable stock options at December 31, 2010.

(4)	Mr. White held 100,000 exercisable stock options at December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of March 15, 2011, the stock ownership of (1) each person or group known by the Registrant to beneficially own 5% or more of Registrant’s Common Stock and (2) each director individually, and (3) all directors and executive officers of the Company as a group. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 9C Portland Road, West Conshohocken, Pennsylvania, 19428.

Common Stock
	Number
	Of Shares
	Beneficially	Percentage of
	Owned	Class (1)
Name of Beneficial Owner
5% Stockholders
Philip N. Hudson P.O. Box 160892 San Antonio, TX 78280-3092 (2)	4,000,000	6.9%

Westvaco Brand Security, Inc. One High Ridge Park Stamford, CT 06905 (3)	3,917,030	6.8%

Ross. L Campbell 675 Lewis Lane Ambler, PA 19002 (4)	3,264,457	5.6%

Directors and Officers
Michael A Feinstein, M.D. (5)	3,231,881	5.5%
William P. Curtis, Jr. (6)	472,428	*
Herman M. Gerwitz (7)	503,500	*
Richard Levitt (8)	450,000	*
Philip B. White (9)	371,745	*
All Executive Officers and Directors as a Group (6 individuals) (10)	5,080,154	8.8%

*	Less than 1.0%.

(1)
Where the Number of Shares Beneficially Owned (reported in the preceding column) includes shares which may be purchased upon the exercise of outstanding stock options and warrants which are or within sixty days will become exercisable (“presently exercisable options”) the percentage of class reported in this column has been calculated assuming the exercise of such presently exercisable options.

(2)	As reflected in a Schedule 13D dated August 11, 2008 filed on behalf of Philip N. Hudson and subsequent open market purchases as reported to the Company by Mr. Hudson.

(3)	As reflected in a Schedule 13D dated March 14, 2001 filed on behalf of Westvaco Brand Security, Inc.

(4)	As reflected in a Schedule 13D dated April 4, 2005 filed on behalf of Ross L. Campbell.

(5)	Includes 656,000 shares held by a pension plan of which Dr. Feinstein is a trustee, 100,000 shares held in an IRA and 200,000 presently exercisable stock options.

(6)	Includes, subject to Board of Directors approval, warrants to purchase 15,000 shares of Common Stock.

(7)
Includes 50,000 shares held by a trust on behalf of a child of Mr. Gerwitz, 72,500 shares held by a child of Mr. Gerwitz, 6,000 shares held in an IRA, 200,000 presently exercisable stock options and presently exercisable warrants to purchase 7,500 shares of Common Stock.

(8)	Includes 200,000 presently exercisable stock options.

(9)	Includes 100,000 presently exercisable stock options and 50,000 presently exercisable stock options held by Mr. White’s wife.

(10)
Includes 800,000 presently exercisable stock options, presently exercisable warrants to purchase 7,500 shares of Common Stock and, subject to Board of Directors approval, warrants to purchase 15,000 shares of Common Stock.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2010

			Number of securities
			remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding options,	plans (excluding
	of outstanding options,	warrants and rights	securities reflected in
Plan Category	warrants and rights	compensation plans	column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	300,000	$.22	-0-
Equity Compensation plans not approved by security holders (1)	645,000	$.32	-0-
Warrants issued in connection with short-term loans (2)	97,500	$.15	-0-

Total	1,042,500	$.28	-0-

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

(2)
Warrants issued in connection with the receipt of short term-notes totaling $57,000 in 2006 and $50,500 in 2010 were approved by the Board of Directors. In 2008, 10,000 warrants were exercised. The warrants expire five years from the date of issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
During 2009, Mr. Lutterschmidt, Chief Financial Officer, received options to purchase 50,000 shares of the Company’s Common Stock at $.12 per share. The options expire in 2014.
During 2009, Mr. White’s wife, a consultant to the Company, received options to purchase 50,000 shares of the Company’s Common Stock at $.12 per share. The options expire in 2014.

During 2009, Dr. Feinstein’s brother-in-law purchased 650,000 unregistered shares of the Company’s Common Stock for $32,000 (250,000 shares at $.064 per share and 400,000 shares at $.04 per share).
During 2009, the Company sold 260,417 unregistered shares of its Common Stock to William P. Curtis, Jr., a director, for $25,000 ($.096 per share).
During 2010, the Company sold 148,912 unregistered shares of its Common Stock to Philip B. White., a director, for $6,500 ($.04365 per share).
During 2010, the Company sold 62,500 unregistered shares of its Common Stock to Herman M Gerwitz., a director, for $2,000 ($.032 per share), received an unsecured loan of $7,500 from Mr. Gerwitz and issued warrants, expiring in five years, to purchase 7,500 shares of its Common Stock at $.0703 per share to Mr. Gerwitz.
During 2010, Dr. Feinstein’s brother-in-law purchased 500,000 unregistered shares of the Company’s Common Stock for $16,000 ($.032 per share).
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
Audit Fees
During 2010 and 2009, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $36,500 and $34,000, respectively.
Audit-Related Fees
During 2010 and 2009, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.
Tax Fees
During 2010 and 2009, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $4,500 in each year.
All Other Fees
During 2010 and 2009, there were no fees billed for products and services provided by our principal accountant other than those set forth above.
Audit Committee Approval
The Audit Committee, consisting of Michael A. Feinstein, M.D., Chairman, President and Chief Executive Officer, and Herman M. Gerwitz, CPA, evaluate and approve, in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. All non-audit services were approved by the audit committee. Registrant does not rely on pre-approval policies and procedures.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.
Date: March 31, 2011	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
		Title:	Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D.	Chairman of the Board, President and	March 31, 2011

Michael A. Feinstein, M.D.	Chief Executive Officer (Principal Executive Officer)

/s/ Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and	March 31, 2011

Rudolph A. Lutterschmidt	Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ William P. Curtis, Jr.	Director	March 31, 2011

William P. Curtis, Jr.

/s/ Herman M. Gerwitz	Director	March 31, 2011

Herman M. Gerwitz

/s/ Richard Levitt	Director	March 31, 2011

Richard Levitt

/s/ Philip B. White	Director	March 31, 2011

Philip B. White

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
of Nocopi Technologies, Inc.
West Conshohocken, Pennsylvania
We have audited the accompanying balance sheets of Nocopi Technologies, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
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

/s/ MORISON COGEN, LLP

Bala Cynwyd, Pennsylvania
March 31, 2011

Nocopi Technologies, Inc.
Balance Sheets*

	December 31
	2010	2009
Assets
Current assets
Cash	$10,600	$37,200
Accounts receivable less $5,000 allowance for doubtful accounts	171,100	140,400
Inventory	34,800	66,100
Prepaid and other	37,200	35,200

Total current assets	253,700	278,900

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,500	184,900

	257,000	257,400
Less: accumulated depreciation and amortization	247,400	242,200

	9,600	15,200

Total assets	$263,300	$294,100

Liabilities and Stockholders’ Deficiency

Current liabilities
Line of credit	$93,800	$100,000
Demand loans	50,500	—
Accounts payable	263,400	268,400
Accrued expenses	142,500	106,900
Deferred revenue	46,500	13,900

Total current liabilities	596,700	489,200

Commitments and contingencies

Stockholders’ deficiency
Series A preferred stock, $1.00 par value
Authorized — 300,000 shares
Issued and outstanding — none
Common stock, $.01 par value
Authorized — 75,000,000 shares
Issued and outstanding
2010 — 57,852,041 shares; 2009 — 54,972,296 shares	578,500	549,700
Paid-in capital	12,365,400	12,287,400
Accumulated deficit	(13,277,300)	(13,032,200)

	(333,400)	(195,100)

Total liabilities and stockholders’ deficiency	$263,300	$294,100

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Operations*

	Years ended December 31
	2010	2009

Revenues
Licenses, royalties and fees	$373,700	$377,900
Product and other sales	285,000	290,200

	658,700	668,100

Cost of revenues
Licenses, royalties and fees	67,500	86,400
Product and other sales	208,000	239,200

	275,500	325,600

Gross profit	383,200	342,500

Operating expenses
Research and development	132,300	165,900
Sales and marketing	152,800	259,200
General and administrative	332,500	372,400

	617,600	797,500

Net loss from operations	(234,400)	(455,000)

Other income (expenses)
Reversal of accounts payable	—	69,100
Interest expense, bank charges and financing cost	(10,700)	(3,500)

	(10,700)	65,600

Net loss	$(245,100)	$(389,400)

Basic and diluted net loss per common share	$(.00)	$(.01)

Basic and diluted weighted average common shares outstanding	56,041,549	53,124,118

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statement of Stockholders’ Deficiency*
For the Period January 1, 2009 through December 31, 2010

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance — January 1, 2009	52,285,837	$522,900	$12,132,300	$(12,642,800)	$12,400

Sales of common stock	2,686,459	26,800	135,200		162,000

Stock option compensation			19,900		19,900

Net loss				(389,400)	(389,400)

Balance — December 31, 2009	54,972,296	549,700	12,287,400	(13,032,200)	(195,100)

Sales of common stock	2,879,745	28,800	72,800		101,600

Stock option compensation			3,000		3,000

Fair value of warrants issued to demand loan holders			2,200		2,200

Net loss				(245,100)	(245,100)

Balance — December 31, 2010	57,852,041	$578,500	$12,365,400	$(13,277,300)	$(333,400)

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*

	Years ended December 31
	2010	2009
Operating Activities
Net loss	$(245,100)	$(389,400)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	7,900	9,100
Compensation expense — stock option grants	3,000	19,900
Financing cost — warrant grants	2,200	—
Reversal of accounts payable	—	(69,100)

	(232,000)	(429,500)

(Increase) decrease in assets
Accounts receivable	(30,700)	26,700
Inventory	31,300	31,100
Prepaid and other	(2,000)	700
Increase in liabilities
Accounts payable and accrued expenses	30,600	55,100
Deferred revenue	32,600	3,900

	61,800	117,500

Net cash used in operating activities	(170,200)	(312,000)

Investing Activities
Additions to fixed assets	(2,300)	—

Net cash used in investing activities	(2,300)	—

Financing Activities
Net borrowings (repayments) under line of credit	(6,200)	100,000
Proceeds from demand loans	50,500	—
Issuance of common stock	101,600	162,000
Net cash provided by financing activities	145,900	262,000

Decrease in cash	(26,600)	(50,000)
Cash
Beginning of year	37,200	87,200

End of year	$10,600	$37,200

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,800	$2,100

Supplemental Disclosure of Non Cash Investing Activities
Write-off of fully depreciated furniture, fixtures and equipment
Furniture, fixtures and equipment	$2,700	—
Accumulated depreciation	$2,700	—

*	The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
1.	Organization of the Company

Nocopi Technologies, Inc. (the “Company”) is organized under the laws of the State of Maryland. Its main business activities are the development and distribution of document security products and the licensing of its patented reactive ink technologies for the Entertainment and Toy and the Document and Product Authentication markets in the United States and foreign countries. The Company operates in one principal industry segment.

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

Cash consists of demand deposits with a major U.S. bank.

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

Fixed assets are carried at cost less accumulated depreciation and amortization. Furniture, fixtures and equipment are generally depreciated on the straight-line method over their estimated service lives. Leasehold improvements are amortized on a straight-line basis over the shorter of five years or the term of the lease. Major renovations and betterments are capitalized. Maintenance, repairs and minor items are expensed as incurred. Upon disposal, assets and related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income. In 2010, the Company wrote off approximately $2,700 of fully depreciated furniture, fixtures and equipment that had been disposed of during the year, along with an equal amount of accumulated depreciation. There was no effect on the Company’s results of operations.

Patent costs are charged to expense as incurred due to the uncertainty of their recoverability as a result of the Company’s adverse liquidity situation.

Revenues — In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605, Revenue Recognition, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenue is reasonably assured. Subject to these criteria, the Company will generally recognize revenue upon shipment of product. Revenue from license fees and royalties will be recognized as earned over the license term.

Income taxes — Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair value — The carrying amounts reflected in the balance sheets for cash, receivables, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments. The carrying amount of the line of credit approximates fair value since the interest rate associated with the debt approximates the current market interest rates.

Earnings (loss) per share — The Company follows FASB ASC 260, “Earnings Per Share,” resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for the years ended December 31, 2010 and December 31, 2009, common stock equivalents, consisting of stock options and warrants, were anti-dilutive for those periods.

Comprehensive income (loss) — The Company follows FASB ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Recoverability of Long-Lived Assets

The Company follows FASB ASC 360-35, “Impairment or Disposal of Long-Lived Assets.” The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company’s annual financial statements.

Recently Adopted Accounting Pronouncements
As of December 31, 2010 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.
As of December 31, 2010, the FASB has issued Accounting Standards Updates (ASU) through No. 2010-29. None of the ASUs have had an impact on the Company’s financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
As of December 31, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.	Going Concern

Since its inception, with the exception of the year ended December 31, 2007 during which it generated net income of $386,000, the Company has incurred significant losses and, as of December 31, 2010, had accumulated losses of $13,277,300. For the years ended December 31, 2010 and December 31, 2009, the Company’s had a net loss from operations of $234,400 and $455,000, respectively. The Company had negative working capital of $343,000 at December 31, 2010 and $210,300 at December 31, 2009. Due in part to the recession which has and is continuing to negatively impact the country’s economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.

During 2010, the Company received unsecured loans totaling $50,500 from four individuals, of which $7,500 was lent by Herman M. Gerwitz, a Director. In 2010, the Company raised $101,600 in a private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended, whereby 2,668,333 shares of the Company’s common stock were sold to five non-affiliated individual investors and 211,412 shares of the Company’s common stock were sold to two Directors of the Company. During 2009, the Company raised $162,000 in this private placement whereby 2,426,042 shares of the Company’s common stock were sold to six non-affiliated individual investors and 260,417 were sold to a Director of the Company. Receipt of funds from these investors and from the demand loan holders, along with borrowings during 2009 under its line of credit with a bank, has permitted the Company to continue in operation to the current date. During 2009, the Company borrowed the entire $100,000 under the line of credit, obtained in 2008, to fund its operating activities. In August 2010, the Company accepted an offer by the bank to repay the outstanding loan balance in forty-eight equal monthly installments, plus interest, beginning in October 2010. Management of the Company believes that it will need additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations in the near future.

The Company’s independent registered public accountants have included a “going concern” explanatory paragraph in their audit report accompanying the 2010 financial statements. The paragraph states that the Company’s recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivables. At December 31, 2010, the Company did not have deposits with a financial institution that exceed the FDIC deposit insurance coverage of $250,000. There is a concentration of credit risk with respect to accounts receivable due to the number of major customers.

5.	Demand Loans

In March 2010, the Company received unsecured loans totaling $40,500 from three individuals of which $7,500 was lent by Herman M. Gerwitz, a Director. The loans bear interest at 8% and are payable on demand. The loans were used to finance the Company’s working capital requirements. Additionally, the Company granted warrants, approved by the Company’s Board of Directors, to purchase 40,500 shares of common stock of the Company at $.0703 per share to these three individuals. The warrants expire in five years. A financing cost of approximately $1,800 representing the fair value of the warrants was charged to income in the first quarter of 2010. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-2.65%; volatility-77% and dividend yield-0. In May 2010, the Company received an unsecured loan of $10,000 from an individual. The loan bears interest at 8% and is payable on demand. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants, approved by the Company’s Board of Directors, to purchase 10,000 shares of common stock of the Company at $.06 per share to this individual. The warrants expire in five years. A financing cost of approximately $400 representing the fair value of the warrants was charged to income in the second quarter of 2010. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-2.11%; volatility-78% and dividend yield-0. The acceptance of these unsecured loans constitutes a violation of certain covenants under the Company’s line of credit which gives the lender certain rights including requiring the Company to repay the entire outstanding loan balance which was $93,750 at December 31, 2010. Such a requirement by the bank could have a material adverse effect on the Company’s financial condition. Management of the Company intends to cure this violation.

6.	Line of Credit

In 2008, the Company negotiated a $100,000 revolving line of credit with a bank to provide a source of working capital. The line of credit is secured by all the assets of the Company and bears interest at the bank’s prime rate plus 0.5%. At December 31, 2010, the interest rate applicable to the Company’s line of credit was 3.75%. During the year ended December 31, 2009, the Company borrowed the entire $100,000 available under the line of credit. Until the third quarter of 2010, the Company had been required to pay interest only on borrowings under the line of credit. During the third quarter of 2010, the Company was notified by the bank that the line of credit was not being renewed and was offered repayment terms, which the Company accepted, to repay the outstanding loan balance in forty-eight equal monthly installments of $2,083, plus interest at the bank’s prime rate plus 0.5%, beginning in October 2010. At December 31, 2010, the line of credit balance was $93,750. Future installment payments under this repayment arrangement are: $25,000 — 2011; $25,000 — 2012; $25,000 — 2013 and $18,750 — 2014.

7.	Stockholders’ Deficiency

During 2010, the Company sold 2,668,333 shares of its common stock to six non-affiliated individuals, 148,912 shares of its common stock to Philip B. White, a Director, and 62,500 shares of its common stock to Herman M. Gerwitz, a Director, for a total of $101,600 pursuant to a private placement. During 2009, the Company sold 2,426,042 shares of its common stock to six non-affiliated individual investors and 260,417 shares to William P. Curtis, Jr., a Director, for a total of $162,000 pursuant to a private placement.

8.	Other Income (Expenses)

Other income (expenses) included, for the year ended December 31, 2009, a benefit from the reversal of $69,100 of accounts payable by the Company related to invoices the Company had received from 2001 through 2003 for consulting services provided by a third party. The Company, with advice of legal counsel, determined that it was no longer legally required to pay these invoices as the statute of limitations within which the consultant had to bring a claim had expired.

9.	Income Taxes

There is no income tax benefit for the years ended December 31, 2010 and December 31, 2009 due to the availability of net operating loss carryforwards (“NOL’s”) for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At December 31, 2010 and December 31, 2009, the Company had NOL’s approximating $6,104,000 and $7,194,000, respectively. The operating losses at December 31, 2010 are available to offset future taxable income; however, if not utilized, they expire in varying amounts through the year 2030. As a result of the sale of the Company’s common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL’s may be limited. Additionally, the utilization of these NOL’s, if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no material temporary differences for the years ended December 31, 2010 and December 31, 2009. The Company has established a 100% valuation allowance of approximately $2,502,000 and $2,949,000 at December 31, 2010 and December 31, 2009, respectively, for the deferred tax assets due to the uncertainty of their realization.

The Company has adopted the provisions of FASB ASC 740-10-50-15, “Unrecognized Tax Benefit Related Disclosures.” There were no unrecognized tax benefits as of the date of adoption and no unrecognized tax benefits at December 31, 2010. There was no change in unrecognized tax benefits during the year ended December 31, 2010 and there was no accrual for uncertain tax positions as of December 31, 2010.

There were no interest and penalties recognized in the statement of operations and in the balance sheet. Tax years from 2007 through 2010 remain subject to examination by U.S. federal and state tax jurisdictions.

10.	Commitments and Contingencies
The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2013.
Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2010 are: $43,200 — 2011; $44,400 — 2012 and $11,400 — 2013.
Total rental expense under operating leases was $42,400 in both 2010 and 2009.

The Company has an employment agreement, expiring in May 2012, with Michael A. Feinstein, M.D., its Chairman of the Board and Chief Executive Officer. The employment agreement contains one-year renewal provisions that become effective after the original term. Dr. Feinstein receives base compensation of $85,000 per year plus a performance bonus determined by the Company’s Board of Directors. Future minimum compensation payments under this employment agreement are: $85,000 — 2011; and $35,400 — 2012.

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.
11.	Stock Options, Warrants and 401(k) Savings Plan

The Company follows FASB ASC 718, Share Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized in the Company’s financial statements. FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

A summary of stock options under the Company’s stock option plans follows:

		Exercise	Weighted
	Number of	Price Range	Average
	Shares	Per Share	Exercise Price

Outstanding at December 31, 2008	2,250,000	$.10 to $.45	$.23
Options granted	325,000.12		.12
Options canceled	1,250,000	.10 to .45	.19

Outstanding at December 31, 2009	1,325,000	.10 to .45	.24
Options canceled	380,000	.10 to .12	.11

Outstanding at December 31, 2010	945,000	$.12 to $.45	$.29

		Exercise	Weighted
	Option	Price Range	Average
	Shares	Per Share	Exercise Price
Exercisable options at year end:
2010	945,000	$.12 to $.45	$.29

Weighted average remaining contractual life (years)	1.91

Options available for future grant under all plans:
2010	0

In February 2009, the Board of Directors of the Company, under the Company’s 1999 Stock Option Plan, granted options to acquire 200,000 shares of its common stock to five employees of the Company, options to acquire 75,000 shares of its common stock to two consultants and options to acquire 50,000 shares of its common stock to an officer of the Company at $.12 per share. The options vested in February 2010 and expire after five years. In accordance with the fair value method as described in accounting requirements of FASB ASC 718, compensation expense of approximately $22,900 was recognized over the vesting period of the options through February 2010 to account for the cost of services received by the Company in exchange for the grant of stock options. The fair value was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-1.81%; volatility-70% and dividend yield-0. During the years ended December 31, 2010 and December 31, 2009, compensation expense of approximately $3,000 and $19,900, respectively, was recognized. There was no unrecognized portion of expense at December 31, 2010.

At December 31, 2010, the Company had 97,500 warrants to purchase common stock of the Company outstanding at exercise prices ranging from $.06 to $.27 and expiring at various dates through May 2015. The warrants were granted in conjunction with loans provided to the Company by five individuals in 2006 and 2010.

A summary of outstanding warrants follows:

		Exercise	Weighted
	Number of	Price Range	Average
	Shares	Per Share	Exercise Price
Outstanding at December 31, 2008 and 2009	47,000	$.21 to $.27	$.23
Warrants granted	50,500	.06 and .07	.07

Outstanding at December 31, 2010	97,500	$.06 to $.27	$.14

		Exercise	Weighted
		Price Range	Average
	Shares	Per Share	Exercise Price
Exercisable warrants at year end:
2010	97,500	$.06 to $.27	$.14

Weighted average remaining contractual life (years)	2.52
At December 31, 2010, the Company has reserved 1,042,500 shares of common stock for possible future issuance upon exercise of 945,000 stock options and 97,500 warrants.

The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2010 or 2009.

12.	Major Customer and Geographic Information
The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Year ended December 31
	2010	2009
Customer A	30%	35%
Customer B	25%	19%
Customer C	9%	21%
The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2010	2009
Customer A	75%	59%
Customer B	16%	19%
Customer C	—	13%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Year ended December 31
	2010	2009
North America	$569,800	$524,600
Asia	61,900	142,600
South America	24,300	—
Europe	2,700	900

	$658,700	$668,100

13.	Subsequent Events

In late January 2011, the Company received an unsecured loan of $15,000 from William P. Curtis, Jr., a Director, and repaid the loan, along with interest at 8%, in early February 2011. Additionally, subject to Board of Directors approval, the Company granted warrants to purchase 15,000 shares of common stock of the Company at $.06 per share to Mr. Curtis. The warrants expire in five years. A financing cost of approximately $600 representing the fair value of the warrants is being charged to income in the first quarter of 2011. The loan was used to finance the Company’s short-term working capital requirements.

Exhibit Index
The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation (19)

3.2		Amended and Restated Bylaws (20)

4.1		Form of Certificate of Common Stock (14)

10.1	†	Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (1)

10.2	†	Nocopi Technologies, Inc. 1996 Stock Option Plan (2)

10.3	†	Nocopi Technologies, Inc. 1999 Stock Option Plan (3)

10.4	†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (3)

10.5		Director Indemnification Agreement (4)

10.6		Officer Indemnification Agreement (5)

10.7		Stock Purchase Agreement with Westvaco Brand Security, Inc. (6)

10.8		Registration Rights Agreement with Westvaco Brand Security, Inc. (7)

10.9		Subscription Agreement with Entrevest I Associates (8)

10.10		Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (9)

10.11		Settlement Agreement with Euro-Nocopi, S.A. (10)

10.12		Agreement of Terms with Entrevest I Associates (11)

10.13		Conversion Agreement (12)

10.14		Patent License Agreement with Giddy Up, LLC and Color Loco, LLC (15)

10.15		Addendum #1 to Patent License Agreement with Giddy Up, LLC and Color Loco, LLC (16)

10.16		Amendment dated July 18, 2007 to Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (17)

10.17	†	Employment Agreement with Michael A. Feinstein, M.D. (18)

10.18		Business Loan Agreement, Promissory Note and Commercial Security Agreement dated August 19, 2008 between the Company and Sovereign Bank (21)

10.19	†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (22)

10.20		Patent License Agreement with Elmer’s Products, Inc. (23)

Exhibit
Number		Description

14.1		Code of Ethics (13)

31.1	*	Certification of Chief Financial Officer required by Rule 13a-14(a)

31.2	*	Certification of Chief Executive Officer required by Rule 13a-14(a)

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit filed with this Report.

†	Compensation plans and arrangements for executives and others.

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1993

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 1998

(4)	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999 filed on November 15, 1999

(5)	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999 filed on November 15, 1999

(6)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000 filed on April 17, 2001

(7)	Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000 filed on April 17, 2001

(8)	Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2002 filed on April 14, 2003

(9)	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2002 filed on April 14, 2003

(10)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2003 filed on April 14, 2004

(11)	Incorporated by reference Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2004

(12)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2004 filed on November 15, 2004

(13)	Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2004 filed on March 31, 2005

(14)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2005 filed on April 7, 2006

(15)	Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2006 filed on April 16, 2007

(16)	Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2006 filed on April 16, 2007

(17)	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2007 filed on November 14, 2007

(18)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2008 filed on August 14, 2008

(19)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008

(20)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008

(21)	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008

(22)	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2009 filed on March 31, 2010

(23)	Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2009 filed on March 31, 2010