Form 10-Q
period 2011-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2011-05-16
CIK 888981

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,140,503 shares of common stock, par value $0.01, as of May 10, 2011.

NOCOPI TECHNOLOGIES, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended March 31
	2011	2010
Revenues
Licenses, royalties and fees	$92,200	$54,000
Product and other sales	132,500	38,700

	224,700	92,700

Cost of revenues
Licenses, royalties and fees	15,700	20,700
Product and other sales	69,000	47,000

	84,700	67,700

Gross profit	140,000	25,000

Operating expenses
Research and development	28,800	42,000
Sales and marketing	48,700	34,400
General and administrative	100,800	100,500

	178,300	176,900

Net loss from operations	(38,300)	(151,900)

Other income (expenses)
Interest expense, bank charges and financing cost	(2,900)	(3,200)

	(2,900)	(3,200)

Net loss	$(41,200)	$(155,100)

Basic and diluted loss per common share	$(.00)	$(.00)

Basic and diluted weighted average common shares outstanding	57,852,041	54,972,296

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Balance Sheets*

	March 31	December 31
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$20,800	$10,600
Accounts receivable less $5,000 allowance for doubtful accounts	108,900	171,100
Inventory	26,600	34,800
Prepaid and other	21,700	37,200

Total current assets	178,000	253,700

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,500	184,500

	257,000	257,000
Less: accumulated depreciation and amortization	248,900	247,400

	8,100	9,600

Total assets	$186,100	$263,300

Liabilities and Stockholders’ Deficiency
Current liabilities
Line of credit	$87,500	$93,800
Demand loans	50,500	50,500
Accounts payable	239,300	263,400
Accrued expenses	160,300	142,500
Deferred revenue	22,500	46,500

Total current liabilities	560,100	596,700

Stockholders’ deficiency
Common stock, $.01 par value
Authorized — 75,000,000 shares
Issued and outstanding — 57,852,041 shares	578,500	578,500
Paid-in capital	12,366,000	12,365,400
Accumulated deficit	(13,318,500)	(13,277,300)

Total stockholders’ deficiency	(374,000)	(333,400)

Total liabilities and stockholders’ deficiency	$186,100	$263,300

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Three Months ended March 31
	2011	2010
Operating Activities
Net loss	$(41,200)	$(155,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,500	2,100
Financing cost — warrant grants	600	1,800
Compensation expense — stock option grants	—	3,000

	(39,100)	(148,200)

Decrease in assets
Accounts receivable	62,200	83,800
Inventory	8,200	—
Prepaid and other	15,500	8,600
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(6,300)	1,600
Deferred revenue	(24,000)	(6,300)

	55,600	87,700

Net cash provided by (used in) operating activities	16,500	(60,500)

Financing Activities
Proceeds from demand loans	15,000	40,500
Repayment of demand loan	(15,000)	—
Repayment of borrowings under line of credit	(6,300)	—

Net cash provided by (used in) financing activities	(6,300)	40,500

Increase (decrease) in cash	10,200	(20,000)
Cash at beginning of year	10,600	37,200

Cash at end of period	$20,800	$17,200

Supplemental disclosure of cash flow information
Cash paid for interest	$900	$900

*	See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2010 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2010 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2011 may not be necessarily indicative of the operating results expected for the full year.
The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).
Note 2. Going Concern
Since its inception, the Company has incurred significant losses and, as of March 31, 2011, had accumulated losses of $13,318,500. For the three months ended March 31, 2011, the Company had a net loss from operations of $38,300. At March 31, 2011, the Company had negative working capital of $382,100 and a stockholders’ deficiency of $374,000. For the year ended December 31, 2010, the Company’s net loss from operations was $234,400. Due in part to the recession that has and is continuing to negatively impact the country’s economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business and new product lines. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.

In late January 2011, the Company received an unsecured loan of $15,000 from William P. Curtis, Jr., a Director, and repaid the loan in early February 2011. During 2010, the Company received unsecured loans totaling $50,500 from four individuals, of which $7,500 was lent by Herman M. Gerwitz, a Director. During 2010, the Company raised $101,600 in a private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended, whereby 2,668,333 shares of the Company’s common stock were sold to five non-affiliated individual investors and 211,412 were sold to two Directors of the Company. Receipt of funds from these investors and from the demand loan holders has permitted the Company to continue in operation to the current date. Management of the Company believes that it will need additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined date in the future.
Note 3. Stock Based Compensation
The Company follows FASB ASC 718, Compensation — Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.
In February 2009, the Board of Directors of the Company granted options to acquire 200,000 shares of its common stock to five employees of the Company, options to acquire 75,000 shares of its common stock to two consultants and options to acquire 50,000 shares of its common stock to an officer of the Company at $0.12 per share. The options vested in February 2010 and expire five years from the date of grant. In accordance with the fair value method as described in the accounting requirements of FASB ASC 718, expense of approximately $22,900 was recognized over the vesting period of the options through February 2010 to account for the cost of services received by the Company in exchange for the grant of stock options. There was no compensation expense recognized during the three months ended March 31, 2011. During the three months ended March 31, 2010, compensation expense of approximately $3,000 was recognized. There was no unrecognized portion of expense at March 31, 2011. The Company’s stock option plans terminated prior to 2010, and no further stock options can be granted under the plans; however, stock options granted before the termination dates may be exercised through their expiration dates. There were no stock options granted, exercised or cancelled during the three months ended March 31, 2011.

The following table summarizes the Company’s stock option plans at March 31, 2011 and December 31, 2010:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding options December 31, 2010	945,000	$.12 to $.45	$.29

Outstanding options March 31, 2011	945,000	$.12 to $.45	$.29

Exercisable options March 31, 2011	945,000	$.12 to $.45	$.29

Weighted average remaining contractual life (years)	1.66
Note 4. Line of Credit
The Company has a line of credit with a bank that, at its inception in 2008, allowed the Company to borrow up to $100,000 to provide a future source of working capital. The line of credit, which matures in September 2014, is secured by all the assets of the Company and bears interest at the bank’s prime rate plus 0.5%. At March 31, 2011, the interest rate applicable to the Company’s line of credit was 3.75%. Until the third quarter of 2010, the Company had been required to pay interest only on borrowings under the line of credit. In the third quarter of 2010, the Company was notified by the bank that the fully drawn line of credit, which had an outstanding balance of $100,000 at that time, was not being renewed. The bank offered to the Company and the Company accepted repayment terms that require the Company to repay the outstanding loan balance in forty-eight equal monthly installments of $2,083 plus interest at the bank’s prime rate plus 0.5%, beginning in October 2010. At March 31, 2011, the outstanding balance under the line of credit was $87,500.
Note 5. Demand Loans
In January 2011, the Company received an unsecured loan of $15,000 from William P. Curtis, Jr., a Director, and repaid the loan, with interest at 8%, in February 2011. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 15,000 shares of common stock of the Company at $0.06 per share to Mr. Curtis. The warrants expire in five years. A financing cost of approximately $600, representing the fair value of the warrants, was charged to income in the first quarter of 2011. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-2%; expected volatility based on the Company’s historical volatility-83% and dividend yield-0. In March 2010, the Company received unsecured loans totaling $40,500 from three individuals of which $7,500 was lent by Herman M. Gerwitz, a Director. The loans bear interest at 8% and are payable on demand. The loans were used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 40,500 shares of common stock of the Company at $0.07 per share to these three individuals. The warrants expire in five years. A financing cost of approximately $1,800, representing the fair value of the warrants, was charged to income in the first quarter of 2010. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-2.65%; expected volatility based on the Company’s historical volatility-77% and dividend yield-0. The incurrence of these unsecured loans constitutes a violation of certain covenants under the Company’s line of credit which gives the lender certain rights, including the right to require the Company to repay immediately the entire outstanding loan balance, which was $87,500 at March 31, 2011, rather than on a monthly basis over the following forty-two months. Should the bank require immediate prepayment, the Company’s financial condition could be materially adversely affected. Management of the Company intends to cure this violation.
The following table summarizes the Company’s warrant activity since December 31, 2010:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants December 31, 2010	97,500	$.06 to $.27	$.14

Warrants granted	15,000	$.06	$.06

Outstanding warrants March 31, 2011	112,500	$.06 to $.27	$.13

Weighted average remaining contractual life (years)	2.60

Exercisable warrants March 31, 2011	112,500	$.06 to $.27	$.13

Weighted average remaining contractual life (years)	2.60
Note 6. Income Taxes
There is no income tax benefit for the losses for the three months ended March 31, 2011 and March 31, 2010 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.

There was no change in unrecognized tax benefits during the period ended March 31, 2011 and there was no accrual for uncertain tax positions as of March 31, 2011.
Tax years from 2007 through 2010 remain subject to examination by U.S. federal and state jurisdictions.
Note 7. Loss per Share
In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such stock options and warrants is decreased by shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three months ended March 31, 2011 and March 31, 2010, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.
Note 8. Major Customer and Geographic Information
The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended March 31
	2011	2010
Customer A	28%	—
Customer B	20%	25%
Customer C	15%	33%
Customer D	12%	—
The Company’s non-affiliate customers, whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31	December 31
	2011	2010
Customer A	29%	—
Customer B	41%	75%
Customer C	18%	16%
Customer D	—	—

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.
The Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2011	2010
North America	$134,900	$92,700
Asia	62,400	—
South America	27,400	—

	$224,700	$92,700

Note 9. Subsequent Events
In April 2011, the Company sold 192,308 shares of its common stock to a non-affiliated investor for $10,000 in a private placement.
On April 29, 2011, options to purchase 300,000 shares of the Company’s common stock held by three members of the Company’s Board of Directors expired.
In early May 2011, the Company sold 96,154 shares of its common stock to a non-affiliated investor for $5,000 in a private placement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), regarding, among other things, anticipated improvements in operations, the Company’s plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this report are forward-looking statements. The words “believe,’’ “expect,’’ “anticipate,’’ “should,’’ “plan,’’ “will,’’ “may,’’ “intend,’’ “estimate,’’ “potential,’’ “continue’’ and similar expressions, as they relate to the Company, are intended to identify forward-looking statements.
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Financial Statements and related notes included elsewhere in this report as well as with the Company’s audited Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 and keeping in mind this cautionary statement regarding forward-looking information.

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

Revenues for the first quarter of 2011 were $224,700 compared to $92,700 in the first quarter of 2010, an increase of $132,000, or approximately 142%. Licenses, royalties and fees increased by $38,200, or approximately 71%, in the first quarter of 2011 to $92,200 from $54,000 in the first quarter of 2010. The increase in licenses, royalties and fees is due primarily to higher licensing revenues from a licensee in the entertainment and toy products market, license fees from a new licensee in the entertainment and toy products market whose license commenced in mid-2010 and increased royalties from the Company’s three US licensees in the retail receipt and document fraud market. Additionally, in March 2011, the Company finalized a multi-year license agreement with a new licensee in the entertainment and toy products market that will generate license and royalty revenues beginning in the second quarter of 2011. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.
Product and other sales increased by $93,800, or approximately 242%, to $132,500 in the first quarter of 2011 from $38,700 in the first quarter of 2010. Sales of ink increased in the first quarter of 2011 compared to the first quarter of 2010 due primarily to ink shipments to a third party printer used by the Company’s major licensee in the entertainment and toy products market. There were no ink shipments to this printer in the first quarter of 2010. Additionally, ink shipments to the Company’s licensees in the retail receipt and document fraud market increased in the first quarter of 2011 compared to the first quarter of 2010. In the first quarter of 2011, the operating division in South America of the Company’s new international customer received its second shipment of entertainment and toy products that incorporate the Company’s technologies. In the first quarter of 2011, the Company derived revenues of approximately $151,500 from its licensees, their printers and its customers in the entertainment and toy products market compared to revenues of approximately $26,000 in the first quarter of 2010.
The Company’s gross profit increased to $140,000, or approximately 62% of gross revenues, in the first quarter of 2011 from $25,000, or approximately 27% of gross revenues, in the first quarter of 2010. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.
As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as the Company’s overall gross profit. Primarily due to the increase in revenues from licenses, royalties and fees in the first quarter of 2011 compared to the first quarter of 2010, the gross profit from licenses, royalties and fees increased to approximately 83% in the first quarter of 2011 from approximately 62% in the first quarter of 2010.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of higher sales of inks and a lower fixed component of expenses in the first quarter of 2011 compared to the first quarter of 2010, there was a gross profit from product and other sales of approximately 48% of revenues in the first quarter of 2011 compared to a negative gross profit of approximately 21% of revenues in the first quarter of 2010.
Research and development expenses decreased to $28,800 in the first quarter of 2011 from $42,000 in the first quarter of 2010. This decrease is due primarily to a staff reduction in the second quarter of 2010.
Sales and marketing expenses increased to $48,700 in the first quarter of 2011 from $34,400 in the first quarter of 2010. This increase is due primarily to both higher commission expenses on a higher level of revenues and higher travel expenses in the first quarter of 2011 compared to the first quarter of 2010.
General and administrative expenses, which stayed relatively stagnant, were $100,800 in the first quarter of 2011 compared to $100,500 in the first quarter of 2010.
Other income (expenses) includes interest on funds borrowed under the Company’s line of credit with a bank and on unsecured loans from five individuals. Also included in other income (expenses) are financing costs related to warrants issued in both the first quarter of 2011 and the first quarter of 2010 in conjunction with unsecured loans received during those periods.
The lower net loss of $41,200 in the first quarter of 2011 compared to the net loss of $155,100 in the first quarter of 2010 resulted primarily from a higher gross profit on a higher level of revenues in the first quarter of 2011 compared to the first quarter of 2010.
Plan of Operation, Liquidity and Capital Resources
During the first quarter of 2011, the Company’s cash increased to $20,800 at March 31, 2011 from $10,600 at December 31, 2010. During the first quarter of 2011, the Company generated $16,500 from its operating activities and borrowed $15,000 from a director. The Company repaid the loan from the director and also repaid $6,300 of its line of credit with a bank.
During the first quarter of 2011, the Company’s revenues increased as a result of higher license fees from a major customer in the entertainment and toy products market, sales of ink to that customer’s licensed printer, license fees generated from a license signed in mid-2010 with a licensee in the entertainment and toy products market and a second sale of products incorporating the Company’s technologies to a new customer in the entertainment and toy products market. As the Company’s first quarter 2011 total overhead expenses were comparable to the 2010 first quarter total overhead expenses, the increase in the gross profit resulted in a reduction of the Company’s net loss to $41,200 in the first quarter of 2011 compared to $155,100 in the first quarter of 2010. The Company had positive operating cash flow of $16,500 during the first quarter of 2011. At March 31, 2011, the Company had negative working capital of $382,100 and a stockholders’ deficiency of $374,000. For the full year of 2010, the Company had a net loss of $245,100 and had negative operating cash flow of $170,200.

At December 31, 2010, the Company had negative working capital of $343,000 and a $333,400 stockholders’ deficiency. During 2010, the Company accepted an offer by the bank to repay the then outstanding balance of $100,000 under its line of credit with a bank in forty-eight equal monthly installments, plus interest, beginning in October 2010. As of March 31, 2011, the balance on the line of credit had been reduced to $87,500. During 2010 and early 2011, the Company received unsecured loans totaling $65,500 from five individuals and repaid $15,000 of those amounts borrowed. Additionally, in 2010 and 2011 through the date of this report, the Company raised approximately $116,600 through the sale of 3,168,207 shares of its common stock. These borrowings and sales of common stock have allowed the Company to remain in operation through the current date. There can be no assurances that the Company will be able to secure sufficient additional funding through investments or borrowings that will allow the Company to fund losses that it presently believes may continue during 2011. The Company believes that without additional investment, it may be forced to cease operations at an undetermined date in the future.
The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market, including a new licensee and a new international customer added in 2010 and a new licensee added in the first quarter of 2011 The Company plans to continue developing applications for these licensees while expanding its licensee base in the entertainment and toy market. Additionally, the Company anticipates further revenue growth in the retail loss prevention market through increased royalties from security ink sales to its long-standing and recently-added licensees in this market. The Company will continue to adjust its production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets.
The Company has received and continues to seek additional capital, in the form of debt, equity or both, to support its working capital requirements. There can be no assurances that the Company will be successful in raising additional capital, or that such additional capital, if obtained, will enable the Company to generate additional revenues and positive cash flow.
The Company generates a significant portion of its total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets; over the balance of the year, such sales may be adversely affected by a continuation of the slowdown in consumer spending that was experienced during 2009 and 2010 due to the current negative economic environment. As a result, the Company’s revenues, results of operations and liquidity may continue to be negatively impacted as they were during the previous two years.

Risk Factors
The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond the Company’s control. These risks could cause actual operating and financial results to differ materially from those expressed in the Company’s forward-looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC including the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the SEC on March 31, 2011:
Access to Capital. The Company anticipates the need to raise capital in order to fund its historical and new business operations. The crisis in the financial markets that commenced in 2007 caused serious deterioration in the net worth and liquidity of many investors, including potential investors in the Company, and seriously eroded investor confidence in general making it more difficult for the Company to raise capital. If the Company is unable to secure capital, in the form of debt, equity or both, that may be needed in the future, it may be forced to cease operations. There can be no assurances that the Company will be successful in obtaining additional investment in sufficient amounts to fund its ongoing business operations.
Line of Credit. The Company has a line of credit with a bank that, at its inception, allowed the Company to borrow a maximum of $100,000. In August 2010, after the bank indicated that it would not renew the line of credit, the Company accepted an offer by the bank to repay the then outstanding loan balance of $100,000 in forty-eight equal monthly installments of $2,083, plus interest, beginning in October 2010 and maturing in September 2014. During 2010 and the first quarter of 2011, the Company incurred unsecured loans totaling $65,500 from five individuals and repaid $15,000 of these loans. The incurrence of these unsecured loans constituted a violation of certain covenants of the Company’s line of credit with the bank. Under the terms of the line of credit agreement, this covenant violation is an event of default whereby the bank has certain rights, including the right to require the Company to immediately repay the entire outstanding loan balance. Should the bank impose a requirement for immediate repayment of the entire outstanding loan balance, which was $87,500 at March 31, 2011, this could have a material adverse effect on the Company’s financial condition.
Dependency on Major Customer. The Company derives a significant percentage of its revenues through a licensing relationship with a major customer. Revenues obtained directly from this customer and indirectly, through the customer’s third party printer, equaled approximately 48% of the Company’s first quarter 2011 revenues and approximately 39% of the Company’s 2010 full year revenues. The Company also has substantial receivables from these businesses. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. While multi-year licenses exist with these organizations, the inability of these licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. Additionally, as the Company’s licensees continue to be adversely affected by the current economic downturn, the Company’s revenues may be adversely impacted. In late 2009, the Company entered into a three-year license agreement that commenced in January 2010. This license agreement contains guaranteed minimum annual royalties covering products sold under previous license agreements with two of the licensee’s operating divisions. Although the agreement contains renewal options, there can be no assurances that the license will continue in force at the same or more favorable terms beyond its current termination date.

Possible Inability to Develop New Business. Management of the Company believes that any significant improvement in the Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources. The Company raised cash through additional capital investment and loans from individuals in 2010 and 2011. The Company also benefited from limiting increases in its operating expenses and reducing its operating expenses when possible. The Company’s ability to develop new revenues may depend on the extent of its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to maintain positive operating cash flow in the future.
Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition has required it to significantly defer payments due to (i) vendors who supply raw materials and other components of its security inks and (ii) providers of professional and other services. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. The inability to obtain materials on a timely basis and the possibility that certain vendors may permanently discontinue supplying the Company with needed products and services threaten to result in delayed shipments to customers and further impact the Company’s ability to service its customers, thereby adversely affecting the Company’s relationships with its customers and licensees. There can be no assurances that the Company will be able to maintain its vendor relationships in an acceptable manner.
Uneven Pattern of Quarterly and Annual Operating Results. The Company’s revenues, which are derived primarily from licensing, royalties and sales of products incorporating its technologies, are difficult to forecast; such forecasting difficulty is due to, among other reasons, the long sales cycle of the Company’s technologies, the potential for customer delay or deferral of implementation of the Company’s technologies, the size and timing of inception of individual license agreements, the success of the Company’s licensees and strategic partners in exploiting the market for the licensed products, modifications of customer budgets, and uneven patterns of royalty revenue and product orders. As the Company’s revenue base is not substantial, delays in finalizing license contracts, implementing the technology to initiate the revenue stream and ordering decisions of customers can have a material adverse effect on the Company’s quarterly and annual revenue expectations. As the Company’s operating expenses are substantially fixed, income expectations will be subject to a similar adverse outcome. As licensees for the entertainment and toy products markets are added, the predictability of the Company’s revenue stream may be further impacted.

Volatility of Stock Price. The market price for the Company’s common stock has historically experienced significant fluctuations and may continue to do so. From inception, with the exception of 2007, the Company has operated at a loss and has not produced revenue levels traditionally associated with publicly-traded companies. The Company’s common stock is not listed on a national or regional securities exchange and, consequently, the Company receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow the Company’s stock and its stock is thinly traded. The Company’s market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.
Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. The Company also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, its technologies may be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by its adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on the Company’s rights. The Company’s adverse liquidity situation also impacts its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company is not aware of any patent maintenance fees due during 2011. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected, and the value of the Company’s technologies and intellectual property (including their value upon liquidation) could be substantially diminished.
Economic Conditions. The Company’s revenue is susceptible to changes in general economic conditions and the present global recession that is expected to continue during 2011. The Company’s sales, liquidity and overall results of operations may be negatively affected by decreasing consumer confidence, further slowdowns in consumer spending or other downturns in the U.S. economy as a whole or in any geographic markets from which the Company derives revenue. In addition, these factors may result in decreased customer and licensee demand for the Company’s products and negatively impact the Company’s ability to develop new customers and licensees. Due to the uncertainty surrounding the financial crisis, the Company is unable to predict the effect of such conditions on its customers and licensees. Consequently, the Company cannot predict the scope or magnitude of the negative effect resulting from an ongoing global financial crisis and economic slowdown.

Recently Adopted Accounting Pronouncements
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310). This update requires new disclosures and enhances current disclosures about the allowance for credit losses and the credit quality of financing receivables. However, the following receivables are excluded from the scope of this amendment: receivables measured at fair value with changes included in earnings and receivables measured at lower of cost or market and trade receivables with contractual maturities of one year or less that arose from the sale of goods or services. This standard is effective for interim and annual periods ending on or after December 15, 2010. The Company adopted the disclosure requirements effective January 1, 2011.
As of March 31, 2011, there were no other recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
As of March 31, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.	Controls and Procedures
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

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On January 19, 2011, the Company, subject to board of Directors approval, issued warrants, expiring in five years, to purchase 15,000 shares of its Common Stock, $0.01 per share (the “Common Stock”), at $0.06 to William P Curtis, Jr., a Director, in conjunction with his providing an unsecured loan of $15,000 to the Company. On April 6, 2011, the Company sold 96,154 shares of its Common Stock to an individual accredited investor (who was acquainted with a member of the Company’s Board of Directors) for $5,000, or $0.052 per share; on April 16, 2011, the Company sold 96,154 shares of its Common Stock to an individual accredited investor (who was acquainted with a member of the Company’s Board of Directors) for $5,000, or $0.052 per share; on May 10, 2011, the Company sold 96,154 shares of its Common Stock to an individual accredited investor (who was acquainted with a member of the Company’s Board of Directors) for $5,000, or $0.052 per share. All shares of Common Stock were sold and warrants were issued in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. No underwriters were involved in these transactions or received any commissions or other compensation. Proceeds of the sales of Common Stock were used to fund the Company’s working capital requirements.

Item 3.	Defaults Upon Senior Securities
During 2010 and the first three months of 2011, the Company accepted unsecured loans totaling $65,500 from five individuals and repaid $15,000 of the loans received. The acceptance of these unsecured loans constituted a violation of certain covenants of the Company’s $100,000 line of credit with a bank. Under the terms of the line of credit agreement, this covenant violation is an event of default in the amount of $87,500, the total amount outstanding under the line of credit at March 31, 2011.

Item 6.	Exhibits
(a) Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.
DATE: May 16, 2011	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: May 16, 2011	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.