Form 10-Q
period 2011-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2011-08-15
CIK 888981

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 58,187,378 shares of common stock, par value $0.01, as of August 10, 2011

NOCOPI TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2011	2010	2011	2010

Revenues
Licenses, royalties and fees	$107,600	$57,700	$199,800	$111,700
Product and other sales	80,200	94,500	212,700	133,200

	187,800	152,200	412,500	244,900

Cost of revenues
Licenses, royalties and fees	15,800	19,100	31,500	39,800
Product and other sales	48,400	57,300	117,400	104,300

	64,200	76,400	148,900	144,100

Gross profit	123,600	75,800	263,600	100,800

Operating expenses
Research and development	28,600	35,100	57,400	77,100
Sales and marketing	43,700	34,700	92,400	69,100
General and administrative	81,100	74,500	181,900	175,000

	153,400	144,300	331,700	321,200

Net loss from operations	(29,800)	(68,500)	(68,100)	(220,400)

Other income (expenses)
Interest expense, bank charges and financing cost	(2,400)	(2,600)	(5,300)	(5,800)

	(2,400)	(2,600)	(5,300)	(5,800)

Net loss	$(32,200)	$(71,100)	$(73,400)	$(226,200)

Basic and diluted net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and diluted weighted average common shares outstanding	58,108,051	55,441,208	57,980,046	55,206,752

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Balance Sheets*

	June 30	December 31
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$82,300	$10,600
Accounts receivable less $5,000 allowance for doubtful accounts	118,200	171,100
Inventory	27,400	34,800
Prepaid and other	16,200	37,200

Total current assets	244,100	253,700

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,500	184,500

	257,000	257,000
Less: accumulated depreciation and amortization	250,400	247,400

	6,600	9,600

Total assets	$250,700	$263,300

Liabilities and Stockholders’ Deficiency

Current liabilities
Line of credit	$81,300	$93,800
Demand loans	50,500	50,500
Accounts payable	265,700	263,400
Accrued expenses	165,900	142,500
Deferred revenue	75,500	46,500

Total current liabilities	638,900	596,700

Stockholders’ deficiency
Common stock, $0.01 par value
Authorized — 75,000,000 shares
Issued and outstanding 2011 — 58,187,378 shares; 2010 — 57,852,041 shares	581,900	578,500
Paid-in capital	12,380,600	12,365,400
Accumulated deficit	(13,350,700)	(13,277,300)

Total stockholders’ deficiency	(388,200)	(333,400)

Total liabilities and stockholders’ deficiency	$250,700	$263,300

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Six Months ended June 30
	2011	2010
Operating Activities
Net loss	$(73,400)	$(226,200)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,000	4,200
Compensation expense — stock option grants	—	3,000
Financing cost — warrant grants	600	2,200

	(69,800)	(216,800)

Decrease in assets
Accounts receivable	52,900	41,700
Inventory	7,400	19,800
Prepaid and other	21,000	2,200
Increase in liabilities
Accounts payable and accrued expenses	25,700	32,800
Deferred revenue	29,000	61,100

	136,000	157,600

Net cash provided by (used in) operating activities	66,200	(59,200)

Financing Activities
Proceeds from demand loans	15,000	50,500
Repayment of demand loan	(15,000)	—
Repayment of borrowings under line of credit	(12,500)	—
Issuance of common stock	18,000	30,600

Net cash provided by financing activities	5,500	81,100

Increase in cash	71,700	21,900
Cash at beginning of year	10,600	37,200

Cash at end of period	$82,300	$59,100

Supplemental disclosure of cash flow information
Cash paid for interest	$1,700	$1,900

*	See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2010 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2010 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2011 may not be necessarily indicative of the operating results expected for the full year.
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
Note 2. Going Concern
Since its inception, the Company has incurred significant losses and, as of June 30, 2011, had accumulated losses of $13,350,700. For the six months ended June 30, 2011, the Company had a net loss from operations of $68,100. At June 30, 2011, the Company had negative working capital of $394,800 and a stockholders’ deficiency of $388,200. For the year ended December 31, 2010, the Company’s net loss from operations was $234,400. Due in part to the recession that has and is continuing to negatively impact the country’s economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business and new product lines. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.

During the six months ended June 30, 2011, the Company raised $18,000 in a private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended, whereby 335,337 shares of the Company’s common stock were sold to two non-affiliated individual investors. Additionally, in late January 2011, the Company received an unsecured loan of $15,000 from William P. Curtis, Jr., a Director, and repaid the loan in early February 2011. During 2010, the Company received unsecured loans totaling $50,500 from four individuals, of which $7,500 was lent by Herman M. Gerwitz, a Director. During 2010, the Company raised $101,600 in a private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended, whereby 2,668,333 shares of the Company’s common stock were sold to five non-affiliated individual investors and 211,412 were sold to two Directors of the Company. Receipt of funds from these investors and from the demand loan holders has permitted the Company to continue in operation to the current date. Management of the Company believes that it will need additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined date in the future.
Note 3. Stock Based Compensation
The Company follows FASB ASC 718, Compensation — Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.
In February 2009, the Board of Directors of the Company, under the Company’s 1999 Stock Option Plan, granted options to acquire 200,000 shares of its common stock to five employees of the Company, options to acquire 75,000 shares of its common stock to two consultants and options to acquire 50,000 shares of its common stock to an officer of the Company at $0.12 per share. The options vested in February 2010 and expire five years from the date of grant. In accordance with the fair value method as described in the accounting requirements of FASB ASC 718, expense of approximately $22,900 was recognized over the vesting period of the options through February 2010 to account for the cost of services received by the Company in exchange for the grant of stock options. There was no compensation expense recognized during the three months and six months ended June 30, 2011. There was no compensation expense recognized during the three months ended June 30, 2010. During the six months ended June 30, 2010, compensation expense of approximately $3,000 was recognized. There was no unrecognized portion of expense at June 30, 2011. The Company’s stock option plans terminated prior to 2010, and no further stock options can be granted under the plans; however, stock options granted before the termination dates may be exercised through their expiration dates.

The following table summarizes all stock option activity of the Company since December 31, 2010:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding options - December 31, 2010	945,000	$.12 to $.45	$.29

Options expired	300,000	$.22	$.22

Outstanding options - June 30, 2011	645,000	$.12 and $.45	$.32

Weighted average remaining contractual life (years)	2.14

Exercisable options - June 30, 2011	645,000	$.12 and $.45	$.32

Note 4. Line of Credit
The Company has a line of credit with a bank that, at its inception in 2008, allowed the Company to borrow up to $100,000 to provide a future source of working capital. The line of credit, which matures in September 2014, is secured by all the assets of the Company and bears interest at the bank’s prime rate plus 0.5%. At June 30, 2011, the interest rate applicable to the Company’s line of credit was 3.75%. Until the third quarter of 2010, the Company had been required to pay interest only on borrowings under the line of credit. In the third quarter of 2010, the Company was notified by the bank that the fully drawn line of credit, which had an outstanding balance of $100,000 at that time, was not being renewed. The bank offered to the Company and the Company accepted repayment terms that require the Company to repay the outstanding loan balance in forty-eight equal monthly installments of $2,083 plus interest at the bank’s prime rate plus 0.5%, beginning in October 2010. The incurrence of certain unsecured loans in 2010 and 2011 constitutes a violation of certain covenants under the Company’s line of credit which gives the lender certain rights, including the right to require the Company to repay immediately the entire outstanding loan balance, which was $81,250 at June 30, 2011, rather than on a monthly basis over the following thirty-nine months. Should the bank require immediate prepayment, the Company’s financial condition could be materially adversely affected. Management of the Company intends to cure this violation.

Note 5. Demand Loans
In January 2011, the Company received an unsecured loan of $15,000 from William P. Curtis, Jr., a Director, and repaid the loan, with interest at 8%, in February 2011. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 15,000 shares of common stock of the Company at $0.06 per share to Mr. Curtis. The warrants expire in five years. A financing cost of approximately $600, representing the fair value of the warrants, was charged to income in the first quarter of 2011. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-2%; expected volatility based on the Company’s historical volatility-83%; and dividend yield-0.
In March 2010, the Company received unsecured loans totaling $40,500 from three individuals of which $7,500 was lent by Herman M. Gerwitz, a Director. The loans bear interest at 8% and are payable on demand. The loans were used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 40,500 shares of common stock of the Company at $0.0703 per share to these three individuals. The warrants expire in five years. A financing cost of approximately $1,800, representing the fair value of the warrants, was charged to income in the first quarter of 2010. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-2.65%; volatility-77%; and dividend yield-0.
In May 2010, the Company received an unsecured loan of $10,000 from an individual. The loan bears interest at 8% and is payable on demand. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 10,000 shares of common stock of the Company at $0.06 per share to this individual. The warrants expire in five years. A financing cost of approximately $400, representing the fair value of the warrants, was charged to income in the second quarter of 2010. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate 2.11%; volatility-78%; and dividend yield-0.
The following table summarizes all warrant activity of the Company since December 31, 2010:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants - December 31, 2010	97,500	$.06 to $.27	$.14

Warrants granted	15,000	$.06	$.06

Outstanding warrants - June 30, 2011	112,500	$.06 to $.27	$.13

Weighted average remaining contractual life (years)	2.35

Exercisable warrants - June 30, 2011	112,500	$.06 to $.27	$.13

Note 6. Stockholders’ Deficiency
During the second quarter of 2011, the Company sold a total of 335,337 shares of its common stock to two non-affiliated individual investors for a total of $18,000 pursuant to a private placement. This included, in June 2011, the sale of 46,875 shares of its common stock to a non-affiliated investor for $3,000. During the second quarter of 2010, the Company sold 460,000 shares of its common stock to two non-affiliated individual investors and 148,912 shares of its common stock to Philip B. White, a Director, for a total of $30,600 pursuant to the private placement.
Note 7. Income Taxes
There is no income tax benefit for the losses for the three months and six months ended June 30, 2011 and June 30, 2010 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.
There was no change in unrecognized tax benefits during the period ended June 30, 2011 and there was no accrual for uncertain tax positions as of June 30, 2011.
Tax years from 2008 through 2010 remain subject to examination by U.S. federal and state jurisdictions.
Note 8. Loss per Share
In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such stock options and warrants is decreased by shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three months and six months ended June 30, 2011 and June 30, 2010, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.
Note 9. Major Customer and Geographic Information
The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended		Six Months ended
	June 30		June 30
	2011	2010	2011	2010
Customer A	17%	29%	23%	18%
Customer B	25%	16%	22%	19%
Customer C	17%	28%	16%	30%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30	December 31
	2011	2010
Customer A	22%	—
Customer B	39%	75%
Customer C	24%	16%
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.
The Company’s revenues by geographic region are as follows:

	Three Months ended		Six Months ended
	June 30		June 30
	2011	2010	2011	2010
North America	$145,000	$108,200	$279,900	$200,900
Asia	42,800	44,000	105,200	44,000
South America	—	—	27,400	—

	$187,800	$152,200	$412,500	$244,900

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Results of Operations
The Company’s revenues are derived from (i) royalties paid by licensees of the Company’s technologies; (ii) fees for the provision of technical services to licensees; and (iii) the direct sale of (a) products incorporating the Company’s technologies, such as inks, security paper and pressure sensitive labels, and (b) equipment used to support the application of the Company’s technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by the Company’s licensees and/or additional royalties, which typically vary with the licensee’s sales or production of products incorporating the licensed technology. Technical services, in the form of on-site or telephone consultations by members of the Company’s technical staff, may be offered to licensees of the Company’s technologies. The consulting fees are billed at agreed upon per diem or hourly rates at the time the services are rendered. Service fees and sales revenues vary directly with the number of units of service or product provided.

The Company recognizes revenue on its lines of business as follows:
a) License fees and royalties are recognized when the license term begins. Upon inception of the license term, revenue is recognized in a manner consistent with the nature of the transaction and the earnings process, which generally is ratably over the license term;
b) Product sales are recognized (i) upon shipment of products; (ii) when the price is fixed or determinable; and (iii) when collectability is reasonably assured; and
c) Fees for technical services are recognized when (i) the service has been rendered; (ii) an arrangement exists; (iii) the price is fixed or determinable based upon a per diem or hourly rate; and (iv) collectability is reasonably assured.
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
Revenues for the second quarter of 2011 were $187,800 compared to $152,200 in the second quarter of 2010, an increase of $35,600, or approximately 23%. Licenses, royalties and fees increased by $49,900, or approximately 86%, to $107,600 in the second quarter of 2011 from $57,700 in the second quarter of 2010. The increase in licenses, royalties and fees is due primarily to higher licensing revenues from a licensee in the entertainment and toy products market, license fees from a licensee in the entertainment and toy products market whose license commenced in mid-2010 and license fees and royalty revenues from a new licensee in the entertainment and toy products market whose multi-year license agreement commenced in the second quarter of 2011. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

Product and other sales decreased by $14,300, or approximately 15%, to $80,200 in the second quarter of 2011 from $94,500 in the second quarter of 2010. Sales of ink decreased in the second quarter of 2011 compared to the second quarter of 2010 reflecting lower security ink requirements of the Company’s licensees in the retail receipt and document fraud market in the second quarter of 2011 compared to the second quarter of 2010. Ink sales to the third party printers of the Company’s two major licensees in the entertainment and toy products market in the second quarter of 2011 approximated the ink sales to these printers in the second quarter of 2010. The Company derived revenues of approximately $119,400 from licensees and their printers in the entertainment and toy products market in the second quarter of 2011 compared to approximately $70,100 in the second quarter of 2010.
For the first six months of 2011, revenues were $412,500, representing an increase of $167,600, or approximately 68% over revenues of $244,900 in the first six months of 2010. Licenses, royalties and fees of $199,800 in the first six months of 2011 were $88,100, or approximately 79% higher than licenses, royalties and fees of $111,700 in the first six months of 2010. This increase was due primarily to higher licensing revenues from a licensee in the entertainment and toy products market, license fees from a licensee in the entertainment and toy products market whose license commenced in mid-2010 and license fees and royalty revenues from a new licensee in the entertainment and toy products market whose multi-year license agreement commenced in the second quarter of 2011.
Product and other sales increased by $79,500, or approximately 60%, to $212,700 in the first six months of 2011 from $133,200 in the first six months of 2010. Sales of ink increased in the six months of 2011 compared to the first six months of 2010 due primarily to ink shipments to the third party printers used by the Company’s two major licensees in the entertainment and toy products market and the second shipment of entertainment and toy products that incorporate the Company’s technologies to the operating division in South America of the Company’s new international customer, offset in part by lower ink sales to the Company’s licensees in the retail receipt and document fraud market in the first six months of 2011 compared to the first six months of 2010. The Company derived revenues of approximately $270,900 from licensees and their printers in the entertainment and toy products market in the first six months of 2011 compared to revenues of approximately $96,100 in the first six months of 2010.
The Company’s gross profit increased to $123,600 in the second quarter of 2011, or approximately 66% of revenues, from $75,800 in the second quarter of 2010 or approximately 50% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in the second quarter of 2011 compared to the second quarter of 2010 results primarily from higher gross revenues from licenses, royalties and fees offset in part by lower product and other sales in the second quarter of 2011 compared to the second quarter of 2010.

For the first six months of 2011, gross profit was $263,600, or approximately 64% of revenues, compared to $100,800, or approximately 41% of revenues, in the first six months of 2010. The increase in gross profit in absolute dollars and as a percentage of revenues in the first six months of 2011 compared to the first six months of 2010 resulted from higher gross revenues of licenses, royalties and fees and product and other sales in the first six months of 2011 compared to the first six months of 2010.
As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. Primarily due to the increase in revenues from licenses, royalties and fees in the second quarter of 2011 compared to the second quarter of 2010, gross profit from licenses, royalties and fees increased to approximately 85% of revenues from licenses, royalties and fees in the second quarter of 2011 from approximately 67% in the second quarter of 2010 and to approximately 84% of revenues from licenses, royalties and fees in the first six months of 2011 from approximately 64% in the first six months of 2010.
The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 40% of revenues in the second quarter of 2011 compared to approximately 39% of revenues in the second quarter of 2010. This increase was due to favorable margins on certain products due to both favorable customer mix and raw materials prices and a staff reduction in the second quarter of 2010. For the first six months of 2011, the gross profit, expressed as a percentage of revenues, increased to approximately 45% of revenues from product and other sales compared to approximately 22% of revenues from product and other sales in the first six months of 2010 due to higher sales of these products in the first six months of 2011 compared to the first six months of 2010, favorable margins on certain products due to both favorable customer mix and raw materials prices and a staff reduction in the second quarter of 2010.
Research and development expenses declined to $28,600 in the second quarter of 2011 from $35,100 in the second quarter of 2010 and to $57,400 in first six months of 2011 from $77,100 in first six months of 2010. This decrease is due primarily to a staff reduction in the second quarter of 2010.
Sales and marketing expenses increased to $43,700 in the second quarter of 2011 from $34,700 in the second quarter of 2010 and to $92,400 in the first six months of 2011 from $69,100 in the first six months of 2010. The increase in both the second quarter and first six months of 2011 compared to the second quarter and first six months of 2010 is due primarily to higher commission expenses on the higher level of revenues, relocation expenses related to the relocation of an employee from North Carolina to Pennsylvania and higher travel expenses in the first six months of 2011 compared to the first six months of 2010.
General and administrative expenses increased to $81,100 in the second quarter of 2011 from $74,500 in the second quarter of 2010 and to $181,900 in the first six months of 2011 from $175,000 in the first six months of 2010. The increase in both the second quarter and first six months of 2011 compared to the second quarter and first six months of 2010 is due primarily to higher patent related expenses and professional fees in the second quarter and first six months of 2011 compared to the second quarter and first six months of 2010.

Other income (expenses) includes interest on funds borrowed under the Company’s line of credit with a bank and on unsecured loans from five individuals. Also included in other income (expenses) are financing costs related to warrants issued in the first six months of 2011 and the second quarter and first six months of 2010 in conjunction with unsecured loans received during those periods.
The lower net loss of $32,200 and $73,400 in the second quarter and first six months of 2011 compared to the net loss of $71,100 and $226,200, respectively, in the second quarter and first six months of 2010 resulted primarily from a higher gross profit on a higher level of revenues offset in part by higher sales and marketing expenses and general and administrative expenses in the second quarter and first six months of 2011 compared to the second quarter and first six months of 2010.
Plan of Operation, Liquidity and Capital Resources
During the first six months of 2011, the Company’s cash increased to $82,300 at June 30, 2011 from $10,600 at December 31, 2010. During the first six months of 2011, the Company generated $66,200 from its operating activities, received $18,000 from the sale of 335,337 shares of its common stock and borrowed $15,000 from a director. The Company repaid the loan from the director and also repaid $12,500 of its line of credit with a bank.
During the first six months of 2011, the Company’s revenues increased as a result of higher license fees from a major customer in the entertainment and toy products market, license fees generated from a license signed in mid-2010 with a licensee in the entertainment and toy products market, sales of ink to the licensed printers of these customers, a second sale of products incorporating the Company’s technologies to a new customer in the entertainment and toy products market and license and royalty revenues from a new licensee signed in the first quarter of 2011. As the Company’s total overhead and other expenses in the first six months of 2011 were comparable to the total overhead and other expenses in the first six months of 2010, the increase in the gross profit resulted in a reduction of the Company’s net loss to $73,400 in the first six months of 2011 compared to $226,200 in the first six months of 2010. The Company had positive operating cash flow of $66,200 during the first six months of 2011. At June 30, 2011, the Company had negative working capital of $394,800 and a stockholders’ deficiency of $388,200. For the full year of 2010, the Company had a net loss of $245,100 and had negative operating cash flow of $170,200. At December 31, 2010, the Company had negative working capital of $343,000 and a $333,400 stockholders’ deficiency.
During 2010, the Company accepted an offer by the bank to repay the then outstanding balance of $100,000 under its line of credit with a bank in forty-eight equal monthly installments, plus interest, beginning in October 2010. As of June 30, 2011, the balance on the line of credit had been reduced to $81,250. During 2010 and early 2011, the Company received unsecured loans totaling $65,500 from five individuals and repaid $15,000 of those amounts borrowed. Additionally, in 2010 and 2011 through the date of this report, the Company raised approximately $119,600 through the sale of 3,215,082 shares of its common stock. These borrowings and sales of common stock have allowed the Company to remain in operation through the current date. There can be no assurances that the Company will be able to secure sufficient additional funding through investments or borrowings that will allow the Company to fund losses that it presently believes may continue during 2011. The Company believes that without additional investment, it may be forced to cease operations at an undetermined date in the future.

The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market, including a new licensee added in 2010, a new international customer added in 2010 and a new licensee added in the first quarter of 2011. The Company plans to continue developing applications for these licensees while expanding its licensee base in the entertainment and toy market. Additionally, the Company anticipates revenue growth in the retail loss prevention market through increased royalties from security ink sales to its long-standing and recently-added licensees in this market. The Company will continue to adjust its production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets.
The Company has received and continues to seek additional capital, in the form of debt, equity or both, to support its working capital requirements. There can be no assurances that the Company will be successful in raising additional capital, or that such additional capital, if obtained, will enable the Company to generate additional revenues and positive cash flow.
The Company generates a significant portion of its total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. Over the balance of the year, such sales may be adversely affected by a continuation of the slowdown in consumer spending that was experienced during 2009 and 2010 due to the current negative economic environment. As a result, the Company’s revenues, results of operations and liquidity may continue to be negatively impacted as they were during the previous two years.
Risk Factors
The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond the Company’s control. These risks could cause actual operating and financial results to differ materially from those expressed in the Company’s forward looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC, including the Company’s annual report on Form 10-K filed on March 31, 2011:
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

Line of Credit. The Company has a line of credit with a bank that, at its inception, allowed the Company to borrow a maximum of $100,000. In August 2010, after the bank indicated that it would not renew the line of credit, the Company accepted an offer by the bank to repay the then outstanding loan balance of $100,000 in forty-eight equal monthly installments of $2,083, plus interest, beginning in October 2010 and maturing in September 2014. During 2010 and the first quarter of 2011, the Company incurred unsecured loans totaling $65,500 from five individuals and repaid $15,000 of these loans. The incurrence of these unsecured loans constituted a violation of certain covenants of the Company’s line of credit with the bank. Under the terms of the line of credit agreement, this covenant violation is an event of default whereby the bank has certain rights, including the right to require the Company to immediately repay the entire outstanding loan balance. Should the bank impose a requirement for immediate repayment of the entire outstanding loan balance, which was $81,250 at June 30, 2011, this could have a material adverse effect on the Company’s financial condition.
Dependency on Major Customer. The Company derives a significant percentage of its revenues through a licensing relationship with a major customer. Revenues obtained directly from this customer and indirectly, through the customer’s third party printer, equaled approximately 42% of the Company’s second quarter 2011 revenues, approximately 45% of the Company’s first half 2011 revenues and approximately 39% of the Company’s 2010 full year revenues. The Company also has substantial receivables from these businesses. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. While a multi-year license exists with this major customer, the inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. Additionally, as the Company’s licensees continue to be adversely affected by the current economic downturn, the Company’s revenues may be adversely impacted. In late 2009, the Company entered into a three-year license agreement that commenced in January 2010. This license agreement contains guaranteed minimum annual royalties covering products sold under previous license agreements with two of the licensee’s operating divisions. Although the agreement contains renewal options, there can be no assurances that the license will continue in force at the same or more favorable terms beyond its current termination date.
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
Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition has required it to significantly defer payments due to (i) vendors who supply raw materials and other components of its security inks and (ii) providers of professional and other services. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. The inability to obtain materials on a timely basis and the possibility that certain vendors may permanently discontinue supplying the Company with needed products and services may result in delayed shipments to customers and further impact the Company’s ability to service its customers, thereby adversely affecting the Company’s relationships with its customers and licensees. There can be no assurances that the Company will be able to maintain its vendor relationships in an acceptable manner.

Uneven Pattern of Quarterly and Annual Operating Results. The Company’s revenues, which are derived primarily from licensing and sales of products incorporating its technologies as well as royalties from these products, are difficult to forecast; such forecasting difficulty is due to, among other reasons, the long sales cycle of the Company’s technologies, the potential for customer delay or deferral of implementation of the Company’s technologies, the size and timing of inception of individual license agreements, the success of the Company’s licensees and strategic partners in exploiting the market for the licensed products, modifications of customer budgets, and uneven patterns of royalty revenue and product orders. As the Company’s revenue base is not substantial, delays in the finalization of license contracts, the implementation of the technology to initiate the revenue stream and the ordering decisions of customers can have a material adverse effect on the Company’s quarterly and annual revenue expectations. As the Company’s operating expenses are substantially fixed, income expectations will be subject to a similar adverse outcome. As licensees for the entertainment and toy products markets are added, the predictability of the Company’s revenue stream may be further impacted.
Volatility of Stock Price. The market price for the Company’s common stock has historically experienced significant fluctuations and may continue to do so. With the exception of 2007, from its inception, the Company has operated at a loss and has not produced revenue levels traditionally associated with publicly-traded companies. The Company’s common stock is not listed on a national or regional securities exchange and, consequently, the Company receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow the Company’s stock and its stock is thinly traded. The Company’s market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.
Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. The Company also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, its technologies may be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by its adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on the Company’s rights. The Company’s adverse liquidity situation also impacts its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. As advised by its patent counsel, the Company has paid patent maintenance fees of approximately $400 during the first six months of 2011. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected, and the value of the Company’s technologies and intellectual property (including their value upon liquidation) could be substantially diminished.

Economic Conditions. The Company’s revenue is susceptible to changes in general economic conditions and the present global recession that is expected to continue during 2011. The Company’s sales, liquidity and overall results of operations may be negatively affected by decreasing consumer confidence, further slowdowns in consumer spending or other downturns in the U.S. economy as a whole or in any geographic markets from which the Company derives revenue. In addition, these factors may result in decreased customer and licensee demand for the Company’s products and may negatively impact the Company’s ability to develop new customers and licensees. Due to the uncertainty surrounding the financial crisis, the Company is unable to predict the effect of such conditions on its customers and licensees. Consequently, the Company cannot predict the scope or magnitude of the negative effect resulting from an ongoing global financial crisis and economic slowdown.
Recently Adopted Accounting Pronouncements
As of June 30, 2011 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
As of June 30, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.
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
On June 9, 2011, the Company sold 46,875 shares of its Common Stock, $0.01 per share (the “Common Stock”), to an individual accredited investor (who was acquainted with a member of the Company’s Board of Directors) for $3,000, or $0.064 per share. The shares of Common Stock were sold in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Appropriate legends were affixed to the securities issued in this transaction. The recipient of securities in this transaction had adequate access, through employment or business relationships, to information about us. No underwriters were involved in this transaction or received any commissions or other compensation. Proceeds of the sale of Common Stock were used to fund the Company’s working capital requirements.
During the second quarter of 2011, the Company sold 335,337 shares of its Common Stock to two non-affiliated individual investors for a total of $18,000 pursuant to a private placement. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment or business relationships, to information about us.

Item 3.	Defaults Upon Senior Securities
During 2010 and the first six months of 2011, the Company accepted unsecured loans totaling $65,500 from five individuals and repaid $15,000 of the loans received. The acceptance of these unsecured loans constituted a violation of certain covenants of the Company’s $100,000 line of credit with a bank. Under the terms of the line of credit agreement, this covenant violation is an event of default whereby the bank has certain rights, including the right to require the Company to immediately repay the entire outstanding loan balance, which was $81,250 at June 30, 2011.

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
101
The following materials from the Nocopi Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.
DATE: August 15, 2011	/s/ Michael A. Feinstein, M.D.
Michael A Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: August 15, 2011	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Nocopi Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements, tagged as blocks of text.