Form 10-Q
period 2011-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2011-11-14
CIK 888981

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 58,187,378 shares of common stock, par value $0.01, as of November 10, 2011

NOCOPI TECHNOLOGIES, INC.
INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Operations for Three Months and Nine Months Ended September 30, 2011 and September 30, 2010	1

Balance Sheets at September 30, 2011 and December 31, 2010	2

Statements of Cash Flows for Nine Months Ended September 30, 2011 and September 30, 2010	3

Notes to Financial Statements	4-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

Part II. OTHER INFORMATION

Item 3. Defaults upon Senior Securities	21

Item 6. Exhibits	21

SIGNATURES	22

EXHIBIT INDEX	23

EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Nocopi Technologies, Inc.
Statements of Operations*
(unaudited)

	Three Months ended		Nine Months ended
	September 30		September 30
	2011	2010	2011	2010

Revenues
Licenses, royalties and fees	$85,800	$78,000	$285,600	$189,700
Product and other sales	86,900	103,800	299,600	237,000

	172,700	181,800	585,200	426,700

Cost of revenues
Licenses, royalties and fees	16,100	15,100	47,600	54,900
Product and other sales	51,100	70,200	168,500	174,500

	67,200	85,300	216,100	229,400

Gross profit	105,500	96,500	369,100	197,300

Operating expenses
Research and development	28,400	27,500	85,800	104,600
Sales and marketing	38,900	38,500	131,300	107,600
General and administrative	81,200	79,600	263,100	254,600

	148,500	145,600	480,200	466,800

Net loss from operations	(43,000)	(49,100)	(111,100)	(269,500)

Other income (expenses)
License transfer fee, net	54,000	—	54,000	—
Reversal of accounts payable and accrued expenses	57,400	—	57,400	—
Interest expense, bank charges and financing cost	(2,300)	(2,500)	(7,600)	(8,300)

	109,100	(2,500)	103,800	(8,300)

Net income (loss)	$66,100	$(51,600)	$(7,300)	$(277,800)

Basic and diluted net income (loss) per common share	$.00	$(.00)	$(.00)	$(.00)

Basic and diluted weighted average common shares outstanding	58,187,378	56,289,541	58,049,157	55,567,682

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Balance Sheets*

	September 30	December 31
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$1,400	$10,600
Accounts receivable less $5,000 allowance for doubtful accounts	168,500	171,100
Inventory	24,600	34,800
Prepaid and other	11,900	37,200

Total current assets	206,400	253,700

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,500	184,500

	257,000	257,000
Less: accumulated depreciation and amortization	251,900	247,400

	5,100	9,600

Total assets	$211,500	$263,300

Liabilities and Stockholders’ Deficiency

Current liabilities
Line of credit	$75,000	$93,800
Demand loans	52,500	50,500
Accounts payable	235,400	263,400
Accrued expenses	116,200	142,500
Deferred revenue	54,500	46,500

Total current liabilities	533,600	596,700

Stockholders’ deficiency
Common stock, $0.01 par value
Authorized — 75,000,000 shares
Issued and outstanding 2011 — 58,187,378 shares; 2010 — 57,852,041 shares	581,900	578,500
Paid-in capital	12,380,600	12,365,400
Accumulated deficit	(13,284,600)	(13,277,300)

Total stockholders’ deficiency	(322,100)	(333,400)

Total liabilities and stockholders’ deficiency	$211,500	$263,300

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*
(unaudited)

	Nine Months ended September 30
	2011	2010
Operating Activities
Net loss	$(7,300)	$(277,800)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,500	6,300
Reversal of accounts payable and accrued expenses	(57,400)	—
Compensation expense — stock option grants	—	3,000
Financing cost — warrant grants	600	2,200

	(59,600)	(266,300)

Decrease in assets
Accounts receivable	2,600	63,700
Inventory	10,200	32,600
Prepaid and other	25,300	18,300
Increase (decrease) in liabilities
Accounts payable and accrued expenses	3,100	(10,800)
Deferred revenue	8,000	31,400

	49,200	135,200

Net cash used in operating activities	(10,400)	(131,100)

Investing Activities
Additions to fixed assets	—	(2,300)

Net cash used in investing activities	—	(2,300)

Financing Activities
Proceeds from demand loans	17,000	50,500
Repayment of demand loan	(15,000)	—
Repayment of borrowings under line of credit	(18,800)	—
Issuance of common stock	18,000	64,600

Net cash provided by financing activities	1,200	115,100

Decrease in cash	(9,200)	(18,300)
Cash at beginning of year	10,600	37,200

Cash at end of period	$1,400	$18,900

Supplemental disclosure of cash flow information
Cash paid for interest	$2,500	$2,900
Supplemental disclosure of non cash investing activities
Disposal of fully depreciated equipment
Furniture, fixtures and equipment	$—	$2,700
Accumulated depreciation and amortization	$—	$2,700

*	See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Financial Statements
The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2010 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2010 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended September 30, 2011 may not be necessarily indicative of the operating results expected for the full year.
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
Note 2. Going Concern
Since its inception, the Company has incurred significant losses and, as of September 30, 2011, had accumulated losses of $13,284,600. For the nine months ended September 30, 2011, the Company had a net loss from operations of $111,100. At September 30, 2011, the Company had negative working capital of $327,200 and a stockholders’ deficiency of $322,100. For the year ended December 31, 2010, the Company’s net loss from operations was $234,400. Due in part to the recession that has and is continuing to negatively impact the country’s economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business and new product lines. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.

During the second quarter of 2011, the Company raised $18,000 in a private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended, whereby 335,337 shares of the Company’s common stock were sold to two non-affiliated individual investors. In late September 2011, the Company received an unsecured loan of $2,000 from an individual and repaid the loan in October 2011. Additionally, in late January 2011, the Company received an unsecured loan of $15,000 from William P. Curtis, Jr., a Director, and repaid the loan in early February 2011. During 2010, the Company received unsecured loans totaling $50,500 from four individuals, of which $7,500 was lent by Herman M. Gerwitz, a Director. During 2010, the Company raised $101,600 in a private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended, whereby 2,668,333 shares of the Company’s common stock were sold to five non-affiliated individual investors and 211,412 were sold to two Directors of the Company. Receipt of funds from these investors and from the demand loan holders has permitted the Company to continue in operation to the current date. Management of the Company believes that it will need additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined date in the future.
Note 3. Stock Based Compensation
The Company follows FASB ASC 718, Compensation — Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.
In February 2009, the Board of Directors of the Company, under the Company’s 1999 Stock Option Plan, granted options to acquire 200,000 shares of its common stock to five employees of the Company, options to acquire 75,000 shares of its common stock to two consultants and options to acquire 50,000 shares of its common stock to an officer of the Company at $0.12 per share. The options vested in February 2010 and expire five years from the date of grant. In accordance with the fair value method as described in the accounting requirements of FASB ASC 718, expense of approximately $22,900 was recognized over the vesting period of the options through February 2010 to account for the cost of services received by the Company in exchange for the grant of stock options. There was no compensation expense recognized during the three months and nine months ended September 30, 2011. There was no compensation expense recognized during the three months ended September 30, 2010. During the nine months ended September 30, 2010, compensation expense of approximately $3,000 was recognized. There was no unrecognized portion of expense at September 30, 2011. The Company’s stock option plans terminated prior to 2010, and no further stock options can be granted under the plans; however, stock options granted before the termination dates may be exercised through their expiration dates.

The following table summarizes all stock option activity of the Company since December 31, 2010:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding options - December 31, 2010	945,000	$.12 to $.45	$.29

Options expired	300,000	$.22	$.22

Outstanding options - September 30, 2011	645,000	$.12 and $.45	$.32

Weighted average remaining contractual life (years)	1.89

Exercisable options - September 30, 2011	645,000	$.12 and $.45	$.32

Note 4. Line of Credit
The Company has a line of credit with a bank that, at its inception in 2008, allowed the Company to borrow up to $100,000 to provide a future source of working capital. The line of credit, which matures in September 2014, is secured by all the assets of the Company and bears interest at the bank’s prime rate plus 0.5%. At September 30, 2011, the interest rate applicable to the Company’s line of credit was 3.75%. Until the third quarter of 2010, the Company had been required to pay interest only on borrowings under the line of credit. In the third quarter of 2010, the Company was notified by the bank that the fully drawn line of credit, which had an outstanding balance of $100,000 at that time, was not being renewed. The bank offered to the Company and the Company accepted repayment terms that require the Company to repay the outstanding loan balance in forty-eight equal monthly installments of $2,083 plus interest at the bank’s prime rate plus 0.5%, beginning in October 2010. The incurrence of certain unsecured loans in 2010 and 2011 constitutes a violation of certain covenants under the Company’s line of credit which gives the lender certain rights, including the right to require the Company to repay immediately the entire outstanding loan balance, which was $75,000 at September 30, 2011, rather than on a monthly basis over the following thirty-six months. Should the bank require immediate prepayment, the Company’s financial condition could be materially adversely affected. Management of the Company intends to cure this violation.

Note 5. Demand Loans
In September 2011, the Company received an unsecured loan of $2,000 from an individual and repaid the loan, with interest at 8%, in October 2011.
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

The following table summarizes all warrant activity of the Company since December 31, 2010:

			Weighted
			Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants - December 31, 2010	97,500	$.06 to $.27	$.14

Warrants granted	15,000	$.06	$.06

Warrants expired	47,000	$.21 to $.27	$.23

Outstanding warrants - September 30, 2011	65,500	$.06 and $.07	$.07

Weighted average remaining contractual life (years)	3.68

Exercisable warrants - September 30, 2011	65,500	$.06 and $.07	$.07

Note 6. Stockholders’ Deficiency
During the first nine months of 2011, the Company sold a total of 335,337 shares of its common stock to two non-affiliated individual investors for a total of $18,000 pursuant to a private placement. During the first nine months of 2010, the Company sold 1,460,000 shares of its common stock to three non-affiliated individuals, 148,912 shares of its common stock to Philip B. White, a Director and 62,500 shares of its common stock to Herman M. Gerwitz, a Director, for a total of $64,600 pursuant to the private placement.
Note 7. Other Income (Expenses)
Other income (expenses) includes, for the three months and nine months ended September 30, 2011, (i) a license transfer fee of $60,000, net of commission expense of $6,000, received in connection with the sale by a licensee in the entertainment and toy products market of an operating division that included, with the Company’s consent, assignment of the technology license with the Company to another business in the entertainment and toy products market during the third quarter of 2011; (ii) the reversal of approximately $19,400 of accounts payable and related accrued expenses related to invoices received during the first nine months of 2001 from a professional services business that provided legal services to the Company that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired; and (iii) the reversal of a total of $38,000 of accrued expenses related to (x) potential reimbursement of expenses to members of a group who in 1999 succeeded in electing four members to the Company’s Board of Directors and (y) the purchase of equipment in 2007 for which an invoice was never submitted by the supplier that the Company, with legal counsel, has determined to be no longer statutorily payable as the applicable statutes of limitations to bring such claims have expired. Additionally, other income (expenses) includes interest on funds borrowed under the Company’s line of credit with a bank and on unsecured loans from five individuals. Also included in other income (expenses) are financing costs related to warrants issued in the first nine months of 2011 and 2010 in conjunction with unsecured loans received during those periods.

Note 8. Income Taxes
There is no provision for income taxes for the three months ended September 30, 2011 due to the availability of net operating loss carryforwards. There is no income tax benefit for the losses for the nine months ended September 30, 2011 and for the three months and nine months ended September 30, 2010 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.
There was no change in unrecognized tax benefits during the period ended September 30, 2011 and there was no accrual for uncertain tax positions as of September 30, 2011.
Tax years from 2008 through 2010 remain subject to examination by U.S. federal and state jurisdictions.
Note 9. Earnings (Loss) per Share
In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such stock options and warrants is decreased by shares that could have been purchased by the Company with related proceeds. Because the exercise prices for the stock options and warrants exceeded the average market price during the three months ended September 30, 2011, common stock equivalents, consisting of stock options and warrants, were anti-dilutive. Because the Company reported a net loss for the nine months ended September 30, 2011 and for the three months and nine months ended September 30, 2010, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.

Note 10. Major Customer and Geographic Information
The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended		Nine Months ended
	September 30		September 30
	2011	2010	2011	2010
Customer A	19%	10%	22%	14%
Customer B	22%	14%	22%	17%
Customer C	25%	29%	19%	30%
The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30	December 31
	2011	2010
Customer A	19%	—
Customer B	58%	75%
Customer C	20%	16%
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.
The Company’s revenues by geographic region are as follows:

	Three Months ended		Nine Months ended
	September 30		September 30
	2011	2010	2011	2010
North America	$127,100	$139,600	$407,000	$340,500
Asia	45,600	17,900	150,800	61,900
South America	—	24,300	27,400	24,300

	$172,700	$181,800	$585,200	$426,700

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Revenues for the third quarter of 2011 were $172,700 compared to $181,800 in the third quarter of 2010, a decrease of $9,100, or approximately 5%. Licenses, royalties and fees increased by $7,800, or approximately 10%, to $85,800 in the third quarter of 2011 from $78,000 in the third quarter of 2010. The increase in licenses, royalties and fees is due primarily to higher licensing revenues from a licensee in the entertainment and toy products market and license fees from a new licensee in the entertainment and toy products market whose multi-year license agreement commenced in the second quarter of 2011. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

Product and other sales decreased by $16,900, or approximately 16%, to $86,900 in the third quarter of 2011 from $103,800 in the third quarter of 2010. Sales of ink increased in the third quarter of 2011 compared to the third quarter of 2010 reflecting higher ink requirements of the third party printers of the Company’s two major licensees in the entertainment and toy products market in the third quarter of 2011 offset in part by lower ink requirements of the Company’s licensees in the retail receipt and document fraud market in the third quarter of 2011 compared to the third quarter of 2010. Also, in the third quarter of 2010, the Company made a sale to a large international business who introduced entertainment and toy products that incorporate the Company’s technologies into South America. There were no sales to this business in the third quarter of 2011. The Company derived revenues of approximately $102,400 from licensees and their printers in the entertainment and toy products market in the third quarter of 2011 compared to approximately $85,600 in the third quarter of 2010.
For the first nine months of 2011, revenues were $585,200, representing an increase of $158,500, or approximately 37% over revenues of $426,700 in the first nine months of 2010. Licenses, royalties and fees of $285,600 in the first nine months of 2011 were $95,900, or approximately 51% higher than licenses, royalties and fees of $189,700 in the first nine months of 2010. This increase was due primarily to higher licensing revenues from a licensee in the entertainment and toy products market, license fees from a licensee in the entertainment and toy products market whose license commenced in mid-2010 and license fees and royalty revenues from a new licensee in the entertainment and toy products market whose multi-year license agreement commenced in the second quarter of 2011.
Product and other sales increased by $62,600, or approximately 26%, to $299,600 in the first nine months of 2011 from $237,000 in the first nine months of 2010. Sales of ink increased in the first nine months of 2011 compared to the first nine months of 2010 due primarily to ink shipments to the third party printers used by the Company’s two major licensees in the entertainment and toy products market, offset in part by lower ink sales to the Company’s licensees in the retail receipt and document fraud market in the first nine months of 2011 compared to the first nine months of 2010. The Company derived revenues of approximately $373,300 from licensees and their printers in the entertainment and toy products market in the first nine months of 2011 compared to revenues of approximately $181,700 in the first nine months of 2010.
The Company’s gross profit increased to $105,500 in the third quarter of 2011, or approximately 61% of revenues, from $96,500 in the third quarter of 2010 or approximately 53% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in the third quarter of 2011 compared to the third quarter of 2010 results primarily from higher gross revenues from licenses, royalties and fees along with a favorable mix of product and other sales in the third quarter of 2011 compared to the third quarter of 2010.

For the first nine months of 2011, gross profit was $369,100, or approximately 63% of revenues, compared to $197,300, or approximately 46% of revenues, in the first nine months of 2010. The increase in gross profit in absolute dollars and as a percentage of revenues in the first nine months of 2011 compared to the first nine months of 2010 resulted from higher gross revenues of licenses, royalties and fees and product and other sales in the first nine months of 2011 compared to the first nine months of 2010.
As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit for both the third quarter of 2011 and the third quarter of 2010 was 81% of revenues from licenses, royalties and fees. Primarily due to the increase in revenues from licenses, royalties and fees in the first nine months of 2011 compared to the first nine months of 2010, the gross profit from licenses, royalties and fees increased to approximately 83% in the first nine months of 2011 from approximately 71% in the first nine months of 2010.
The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 41% of revenues in the third quarter of 2011 compared to approximately 32% of revenues in the third quarter of 2010. This increase was due to favorable margins on certain products due to both favorable customer mix and raw materials prices. For the first nine months of 2011, the gross profit, expressed as a percentage of revenues, increased to approximately 44% of revenues from product and other sales compared to approximately 26% of revenues from product and other sales in the first nine months of 2010 due to higher sales of these products in the first nine months of 2011 compared to the first nine months of 2010, favorable margins on certain products due to both favorable customer mix and raw materials prices and a staff reduction in the second quarter of 2010.
Research and development expenses of $28,400 in the third quarter of 2011 were comparable to $27,500 in the third quarter of 2010. In first nine months of 2011, research and development expenses declined to $85,800 from $104,600 in first nine months of 2010. This decrease is due primarily to a staff reduction in the second quarter of 2010.
Sales and marketing expenses of $38,900 in the third quarter of 2011 were comparable to $38,500 in the third quarter of 2010. In the first nine months of 2011, sales and marketing expenses increased to $131,300 from $107,600 in the first nine months of 2010. The increase in the first nine months of 2011 compared to the first nine months of 2010 is due primarily to higher commission expenses on the higher level of revenues, relocation expenses related to the relocation of an employee from North Carolina to Pennsylvania and higher travel expenses.
General and administrative expenses increased to $81,200 in the third quarter of 2011 from $79,600 in the third quarter of 2010 and to $263,100 in the first nine months of 2011 from $254,600 in the first nine months of 2010. The increase in both the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010 is due primarily to higher patent related expenses and professional fees in the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010.

Other income (expenses) includes, for the three months and nine months ended September 30, 2011, (i) a license transfer fee of $60,000, net of commission expense of $6,000, received in connection with the sale by a licensee in the entertainment and toy products market of an operating division that included, with the Company’s consent, assignment of the technology license with the Company to another business in the entertainment and toy products market during the third quarter of 2011; (ii) the reversal of approximately $19,400 of accounts payable and related accrued expenses related to invoices received during the first nine months of 2001 from a professional services business that provided legal services to the Company that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired; and (iii) the reversal of a total of $38,000 of accrued expenses related to (x) potential reimbursement of expenses to members of a group who in 1999 succeeded in electing four members to the Company’s Board of Directors and (y) the purchase of equipment in 2007 for which an invoice was never submitted by the supplier that the Company, with legal counsel, has determined to be no longer statutorily payable as the applicable statutes of limitations to bring such claims have expired. Additionally, other income (expenses) includes interest on funds borrowed under the Company’s line of credit with a bank and on unsecured loans from five individuals. Also included in other income (expenses) are financing costs related to warrants issued in the first nine months of 2011 and 2010 in conjunction with unsecured loans received during those periods.
The net income of $66,100 and lower net loss of $7,300 in the third quarter and first nine months of 2011 compared to the net loss of $51,600 and $277,800, respectively, in the third quarter and first nine months of 2010 resulted primarily from a higher gross profit on a higher level of revenues and other income including a technology license transfer fee and the reversal of accounts payable and accrued expenses that are no longer statutorily payable offset in part by higher operating expenses in the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010.
Plan of Operation, Liquidity and Capital Resources
During the first nine months of 2011, the Company’s cash decreased to $1,400 at September 30, 2011 from $10,600 at December 31, 2010. During the first nine months of 2011, the Company received $18,000 from the sale of 335,337 shares of its common stock, borrowed $15,000 from a director and borrowed $2,000 from an individual. The Company repaid the loan from the director, repaid $18,800 of its line of credit with a bank and used $10,400 to fund its operating activities.
During the first nine months of 2011, the Company’s revenues increased as a result of higher license fees from a major customer in the entertainment and toy products market, license fees generated from a license signed in mid-2010 with a licensee in the entertainment and toy products market, sales of ink to the licensed printers of these customers, a second sale of products incorporating the Company’s technologies to a customer in the entertainment and toy products market and license and royalty revenues from a new licensee signed in the first quarter of 2011. As the Company’s total overhead and other expenses in the first nine months of 2011 were comparable to the total overhead and other expenses in the first nine months of 2010, the increase in the gross profit and additional income derived from the assignment of a technology license and liability reversals resulted in a reduction of the Company’s net loss to $7,300 in the first nine months of 2011 compared to $277,800 in the first nine months of 2010. The Company had negative operating cash flow of $10,400 during the first nine months of 2011. At September 30, 2011, the Company had negative working capital of $327,200 and a stockholders’ deficiency of $322,100. For the full year of 2010, the Company had a net loss of $245,100 and had negative operating cash flow of $170,200. At December 31, 2010, the Company had negative working capital of $343,000 and a $333,400 stockholders’ deficiency.

During 2010, the Company accepted an offer by the bank to repay the then outstanding balance of $100,000 under its line of credit with a bank in forty-eight equal monthly installments, plus interest, beginning in October 2010. As of September 30, 2011, the balance on the line of credit had been reduced to $75,000. During 2010 and early 2011, the Company received unsecured loans totaling $67,500 from five individuals and, through September 30, 2011, repaid $15,000 of those amounts borrowed. Additionally, in 2010 and 2011 through the date of this report, the Company raised approximately $119,600 through the sale of 3,215,082 shares of its common stock. These borrowings and sales of common stock have allowed the Company to remain in operation through the current date.
There can be no assurances that the Company will be able to secure sufficient additional funding through investments or borrowings that will allow the Company to fund losses that it presently believes may continue during 2011. Based on the Company’s estimate of revenues and expenses, the Company believes its cash on hand and cash from the collection of outstanding accounts receivable will be sufficient to fund its operations through the fourth quarter of 2011. The Company believes that without additional investment, it may be forced to cease operations at an undetermined date in the future.
The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market, including a new licensee with a significant presence in the entertainment and toy products market added as a result of the assignment, with the Company’s consent, of a technology license by a former licensee late in the third quarter of 2011, a licensee added in 2010 whose initial line of products that incorporate the Company’s technologies are now available for purchase in certain retail outlets in the United States and an additional licensee added in the first quarter of 2011. The Company plans to continue developing applications for these licensees while expanding its licensee base in the entertainment and toy market. Additionally, the Company anticipates revenue growth in the retail loss prevention market through increased royalties from security ink sales to its long-standing and recently-added licensees in this market. The Company will continue to adjust its production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets.
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
Line of Credit. The Company has a line of credit with a bank that, at its inception, allowed the Company to borrow a maximum of $100,000. In August 2010, after the bank indicated that it would not renew the line of credit, the Company accepted an offer by the bank to repay the then outstanding loan balance of $100,000 in forty-eight equal monthly installments of $2,083, plus interest, beginning in October 2010 and maturing in September 2014. During 2010 and the first nine months of 2011, the Company incurred unsecured loans totaling $67,500 from five individuals and repaid $15,000 of these loans. The incurrence of these unsecured loans constituted a violation of certain covenants of the Company’s line of credit with the bank. Under the terms of the line of credit agreement, this covenant violation is an event of default whereby the bank has certain rights, including the right to require the Company to immediately repay the entire outstanding loan balance. Should the bank impose a requirement for immediate repayment of the entire outstanding loan balance, which was $75,000 at September 30, 2011, this could have a material adverse effect on the Company’s financial condition.
Dependency on Major Customer. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. To the extent the Company’s licensees are adversely affected by the current economic downturn, the Company’s revenues may also be negatively impacted. The Company has derived a significant percentage of its revenues through a licensing relationship with a major customer. Revenues obtained directly from this customer and indirectly, through the customer’s third party printer, equaled approximately 41% of the Company’s third quarter 2011 revenues, approximately 44% of the Company’s first nine months 2011 revenues and approximately 39% of the Company’s 2010 full year revenues. The Company also has substantial receivables from these businesses. Late in the third quarter of 2011, this customer sold the operating division that utilizes the technology license with the Company to a business with a significant presence in the entertainment and toy products market and, with the Company’s consent, assigned the technology license to the purchaser. The multi-year license containing guaranteed minimum annual royalties remains in force with the new licensee through December 2012. The agreement contains renewal options, but there can be no assurance the license will continue in force at the same or more favorable terms beyond its current termination date.

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

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. The Company also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, its technologies may be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by its adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on the Company’s rights. The Company’s adverse liquidity situation also impacts its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. As advised by its patent counsel, the Company has paid patent maintenance fees of approximately $400 during the first nine months of 2011. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected, and the value of the Company’s technologies and intellectual property (including their value upon liquidation) could be substantially diminished.
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
Recently Adopted Accounting Pronouncements
As of September 30, 2011 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
As of September 30, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.
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

PART II — OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities
During 2010 and the first nine months of 2011, the Company accepted unsecured loans totaling $67,500 from five individuals and repaid $15,000 of the loans received. The acceptance of these unsecured loans constituted a violation of certain covenants of the Company’s $100,000 line of credit with a bank. Under the terms of the line of credit agreement, this covenant violation is an event of default whereby the bank has certain rights, including the right to require the Company to immediately repay the entire outstanding loan balance, which was $75,000 at September 30, 2011.

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

101
The following materials from the Nocopi Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.
DATE: November 14, 2011	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: November 14, 2011	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Nocopi Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements, tagged as blocks of text.