Form 10-K
period 2011-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2012-03-30
CIK 888981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Common Stock $0.01 par value

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,044,000 at June 30, 2011 closing price of $0.075.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 58,554,800 shares of common stock, $0.01 par value at March 16, 2012.

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

Registrant experienced a significant decline in its financial condition from the late 1990’s through 2006. However, in 2007, it recorded net income and positive cash flow from operations for the first time in a number of years primarily as a result of licenses signed in 2006 and early 2007 with Elmer’s Products, Inc. (“Elmer’s”), a privately held industry leader in adhesives, arts and crafts and educational products, and two of Elmer’s operating companies, Giddy Up and Color Loco. From 2008 through 2010, Registrant recorded declines in revenues with resultant net losses primarily as a result of a significant decline in ink sales to Elmer’s and its licensed printers as well as Elmer’s decisions in early 2010 discontinue a product line, called Go Paint!™, which utilized technologies licensed from Registrant, cease ink purchases related to the Go Paint!™ products and sell off its remaining Go Paint!™ inventory. The ongoing global recession that impacted the sales of the Registrant’s licensees has also negatively affected Registrant’s revenues and caused net losses in recent years. While Registrant’s 2010 revenues were negatively affected by Elmer’s decision, the revenue loss caused by this licensee’s discontinuance of the Go Paint!™ product line in 2010 was substantially offset by Registrant’s obtaining a new licensee in the entertainment and toy products market, increased revenues from licensees in the retail loss prevention market and a sale to a new international customer that introduced products incorporating Registrant’s technologies in South America. In 2011, Registrant experienced an increase in revenues of approximately 8% to $713,500 from $658,700 in 2010 primarily due to higher ink orders from the licensed printers of Elmer’s and a new licensee in the entertainment and toy products market who entered into a multi-year license with Registrant in 2010 and introduced its initial line of products incorporating Registrant’s technologies in the second half of 2011. In September 2011, Elmer’s sold its Giddy Up and Color Loco divisions, each of which utilize a technology license with Registrant to a business with a significant presence in the entertainment and toy products market and, with Registrant’s consent, assigned the technology license to the purchaser. Registrant’s net loss decreased substantially in 2011 to $27,300 compared to $245,100 in 2010; this was due to an improved gross profit on the higher level of sales as well as a license transfer fee related to the Elmer’s transaction and the reversal of certain liabilities that are no longer statutorily payable. In 2011, Registrant realized a positive cash flow from operations of $19,300. Historically, during past periods of adverse liquidity, Registrant relied upon capital investment and various short-term loans to provide liquidity needed to avoid a cessation of its operations.

Registrant is currently attempting to raise additional capital, in the form of debt, equity or both to support its working capital requirements and to provide funding for other business opportunities. There are no assurances that Registrant will be able to attract such additional capital.

In late 2003, Registrant developed and began to market a new technology, named Rub-it & Color, which consists of a system of removable dyes in a large variety of colors that can be activated through rubbing with a fingernail or a firm object. Registrant believed this technology had applications in children’s activity products, such as coloring books without crayons, and in educational testing review products. Registrant displayed this technology to several potential licensees and participated in trade shows including, from 2004 to 2012, the American International Toy Fair in New York City where the technology received several industry awards. In April 2006, Registrant signed multi-year license agreements with Giddy Up and Color Loco, two leading children’s books publishers with proven track records of innovation and access to major channels of distribution. Registrant subsequently amended these license agreements to expand the licenses. In October 2006, both Giddy Up and Color Loco became wholly owned by Elmer’s, a privately held industry leader in adhesives, arts and crafts and educational products. Products incorporating Registrant’s technologies, including Giddy Up’s Rub-n-Color™ activity books and kits have been on sale in leading retail outlets since January 2007 and have received coverage in the press and on television. In late 2009, the Registrant entered into a three-year license agreement with Elmer’s which commenced in January 2010, containing guaranteed minimum annual royalties and covering the products sold by its Giddy Up and Color Loco divisions under the previous license agreements. In the third quarter of 2011, Elmer’s sold its Giddy Up and Color Loco divisions which utilize the technology license with Registrant to a business with a significant presence in the entertainment and toy products market and, with Registrant’s consent, assigned the technology license to the purchaser.

In February 2007, Registrant entered into a multi-year license agreement with Elmer’s whereby Registrant’s technologies have been incorporated into products sold under the Elmer’s brand including its Go Paint!™ line of children’s products. Retail sales of these products commenced in the second quarter of 2007. In March 2010, Registrant was informed by Elmer’s that Elmer’s was discontinuing the Go Paint!™ product line, ceasing ink purchases related to the Go Paint!™ products and selling off its remaining Go Paint!™ inventory. In the second quarter of 2010, Registrant concluded a multi-year license for the technology previously licensed by Elmer’s, containing guaranteed minimum royalties, with a new licensee in the entertainment and toy products market; this license generated revenues in the second half of 2010. In mid-2011, this licensee’s initial line of products incorporating Registrant’s technologies was introduced in certain retail outlets nationwide. Registrant believes this licensee will continue to generate revenues, from among other things, its demand for ink sales, in the future, as the licensee continues to expand and enhance its product offering. There can be no assurances that this licensee will generate significant additional operating revenues for the Registrant. In 2010 and 2011, the Registrant made sales to a large international business that introduced entertainment and toy products that incorporate Registrant’s technologies into South America. There can be no assurances that this customer will continue to purchase and distribute products incorporating Registrant’s technologies in the future.

Entertainment and Toy Technologies and Products

As mentioned above, in late 2003, the Registrant developed a new technology that consists of removable dyes that can be produced in a variety of colors and can be revealed by rubbing with a fingernail or other firm object such as a plastic pen cap. This technology has been named Rub-it & Color. Registrant believes that this new technology does not compromise the confidentiality of its security and authentication technologies whose chemistry is similar but the specific formulations are different for each application. Applications include children’s activity products such as coloring books without crayons or restaurant place mats, educational instruction books and testing review manuals. Registrant has obtained certifications of non-toxicity from the Consumer Products Services, Inc. and the American Society for Testing and Materials Laboratories. In February 2004, Registrant inaugurated its marketing efforts for this new technology at the American International Toy Fair in New York City. Registrant continued to attend the Toy Fair each February from 2005 through 2012. During 2004, Registrant received awards from both Creative Child Magazine and Spectrum Magazine for its Rub-it & Color Activity Book. As a result of its participation and marketing activities, Registrant identified a number of potential licensees in the children’s and educational markets. In April 2006, Registrant signed multi-year license agreements with Giddy Up and Color Loco, two leading children’s book publishers who had proven track records of innovation and access to major channels of distribution. Registrant subsequently amended these agreements to expand the licenses. In October 2006, both Giddy Up and Color Loco became wholly owned by Elmer’s, a privately held company. Since January 2007, products incorporating Registrant’s technologies, including Giddy Up’s Rub-n-Color™ activity books and kits have been on sale in leading retail outlets and have received coverage in the press and on television. In late 2009, the Registrant entered into a three-year license agreement with Elmer’s which commenced in January 2010 containing guaranteed minimum annual royalties and covering the products sold by its Giddy Up and Color Loco divisions under the previous license agreements. Revenues derived directly from Elmer’s, including its Giddy Up and Color Loco divisions, and from its third party printer, accounted for approximately 41% of Registrant’s total 2011 revenues, approximately 23% from Elmer’s and its operating companies and approximately 18% from its licensed third party printer. In the third quarter of 2011, Elmer’s sold its Giddy Up and Color Loco divisions who utilized the technology license with Registrant to a business with a significant presence in the entertainment and toy products market and, with Registrant’s consent, assigned the technology license to the purchaser. In January 2012, Registrant negotiated a new six-year license, containing guaranteed royalties for 2012, with the acquirer of the license which permits this licensee to exclusively market a specific line of products incorporating Registrant’s technologies through a specific distribution channel but permitting Registrant to license the covered technologies to others for applications and sale through channels of distribution not available to this licensee under the terms of the new license. In February 2012, Registrant negotiated a license, expiring in 2015 and containing guaranteed minimum royalties over the term of the license, with another new licensee who also has a significant presence in the entertainment and toy products market that permits this licensee to exclusively market products with other characteristics that incorporate Registrant’s technologies through a distinctly different channel of distribution. These two new licensees are well known and highly regarded participants in the entertainment and toy products market with significantly greater market recognition and retail distribution in this market than Elmer’s. Registrant believes that both new licensees will introduce their initial products incorporating Registrant’s technologies by mid-2012. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will continue in force at the same or more favorable terms beyond their current termination dates nor can there be any assurances that the relationships with these two new licensees will generate revenues for Registrant equal to or greater than those generated by Elmer’s.

In February 2007, Registrant entered into a multi-year license agreement with Elmer’s whereby Registrant’s technologies were incorporated into products sold under the Elmer’s brand including its Go Paint!™ line of children’s products. In March 2007, Registrant received initial ink orders from Elmer’s and, in the second quarter of 2007, Elmer’s began actively marketing products incorporating Registrant’s technologies. Revenues derived directly from Elmer’s, including its Giddy Up and Color Loco divisions, and from its third party printer, accounted for approximately 41% of Registrant’s total 2011 revenues, approximately 23% from Elmer’s and its operating companies and approximately 18% from its third party printer. In March 2010, Registrant was informed by Elmer’s that Elmer’s was discontinuing the Go Paint!™ product line, ceasing ink purchases related to the Go Paint!™ products and selling off its remaining Go Paint!™ inventory. In 2009 and 2010, Registrant experienced a significant decline in both royalties and ink sales related to decreased revenue generated by its license with Elmer’s for the technology used in Elmer’s Go Paint!™ products. In the second quarter of 2010, Registrant concluded a multi-year license for the technology previously licensed by Elmer’s, containing guaranteed minimum royalties, with a new licensee in the entertainment and toy products market that generated revenues beginning in the second half of 2010. In mid-2011, this licensee’s initial line of products incorporating Registrant’s technologies was introduced in certain retail outlets nationwide. Registrant believes this licensee will continue to generate revenues, from among other things, its demand for ink sales, in the future, as the licensee continues to expand and enhance its product offering. There can be no assurances that this licensee will generate significant additional operating revenues for Registrant.

In 2010 and 2011, the Registrant made sales to a large international business that introduced entertainment and toy products that incorporate Registrant’s technologies into South America. There can be no assurances that this customer will purchase and distribute products incorporating Registrant’s technologies in the future.

In March 2011, Registrant completed a multi-year license agreement with a designer of creative educational products for children granting the licensee the exclusive right to utilize Registrant’s Rub-it & Color ink technology in a newly-created vertical market in the United States. In addition to an annual license fee, Registrant receives a royalty based on units of product produced. Receipt of royalties commenced in the second quarter of 2011. There can be no assurances that the marketing efforts of Registrant’s licensee will generate significant additional revenues for the Registrant.

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

Registrant’s proprietary document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. One product incorporating these technologies has the ability to print invisibly on certain areas of a document. When authentication of certain documents is required, the invisible printing can be activated or revealed by use of a special highlighter pen. This technology is marketed under the trademark COPIMARK. Other variations of the COPIMARK technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi’s RUB & REVEAL system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as merchandise receipts, checks, travelers’ checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging such technologies allow detection of counterfeit products, the labels and packaging of which would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product. These technologies also combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). A related technology of the Registrant, the invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. Management believes that the “track and trace” capability provided by this technology will be attractive to brand owners and marketers. Registrant continues to pursue opportunities for its patented anti-counterfeiting and anti-diversion technologies as a potential solution to counterfeit and diverted pharmaceutical products. While this market incentive has not developed revenues to date, Registrant continues to pursue opportunities in this market. There are no assurances that initiatives currently underway in the pharmaceutical and other markets will result in additional revenues in the future.

For a number of years, Registrant has participated in the retail receipt and document fraud market through a licensing arrangement with Nashua Corporation (“Nashua”), initially on an exclusive basis but since 2009 on a non-exclusive basis; this non-exclusive relationship allows Registrant to participate in this market to sell its security products directly to other outlets, including loss prevention departments within retail businesses and chains and/or to make non-exclusive licenses available to other printers who serve this market segment. A formal 2012 license with Nashua has not been finalized but, pending these ongoing discussions, the companies continue to conduct business on the same basis as in 2011 and, in Registrant’s view, under the terms of the last executed agreement. Since 2009, in addition to its licensing relationship with Nashua, Registrant established licensing relationships with three printers and distributors in the United States and Canada who provide loss prevention products to retailers and other outlets. Registrant believes that these technologies are most efficiently marketed through the use of licensed printers and distributors. Registrant continues to use its available internal sales and technical resources to expand the number of licensees marketing its technologies in this market. During 2011, Registrant derived approximately 28% of its 2011 total revenues from its four licensees in the retail loss prevention market compared to approximately 34% derived from this market in 2010. There can be no assurances that Registrant’s strategy for the retail loss prevention market will result in significant additional revenues and cash flow for Registrant.

Document Security Products

Since its inception, Registrant has offered a line of burgundy colored papers that deter photocopying and transmission by facsimile. While this colored paper successfully inhibits photocopier reproduction, it also diminishes legibility to the reader. Registrant offers its copy resistant papers in three grades, each balancing improved copy resistance against diminished legibility. Registrant also sells user defined, pre-printed forms on which selected areas are colored to inhibit reproduction. An example is a doctor’s prescription form with the signature area protected. This product line is called SELECTIVE NOCOPI. Registrant also offers several inks that impede photocopying by color copiers. This technology is called COLORBLOC.

Registrant, in addition to marketing its own technologies and products, has acted as a distributor for a line of Pantograph security paper. This patented product, complementary to the Registrant’s line of security paper, produces a message, such as “unauthorized copy,” when a copy of an original document that was printed or typed on the Pantograph paper is reproduced on a photocopier. This product line is called COPI-ALERT.

Registrant also markets Secure Rub Rx, a specially designed prescription paper base stock that incorporates all three tamper resistant characteristics mandated by the U.S. Department of Health & Human Services for Medicaid prescriptions beginning in October 2008 including certain tamper resistant requirements that became effective in April 2008. Registrant has generated only minimal revenues from this product since its introduction in 2008.

As a result of declining sales of Registrant’s security paper over the past several years, Registrant is not replenishing its inventory of security paper and does not intend to offer such products for sale when the remaining supply of these products, whose value was fully reserved prior to 2011, is exhausted.

The following table illustrates the approximate percentage of Registrant’s revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31
Product Type	2011	2010
Entertainment and Toy Technologies and Products	61%	50%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	38%	47%
Document Security Products	1%	3%

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

Registrant is presently considering a number of marketing strategies for its Rub-it & Color product line including licensing and direct sales through product retailers, continued service to the markets presently served by its licensees and to potential markets not presently served by its existing licensees.

Registrant continues its efforts to improve the marketing of its technologies. Since 2008, Registrant has maintained a web site developed in conjunction with Minerva Design, a creative marketing and communications agency associated with a number of well known brands. During 2009, Registrant finalized a strategy to market its proprietary security inks to the retail loss prevention market, appointing three new printers and distributors in the United States and Canada. During 2010, Registrant concluded a multi-year license with a business in the domestic entertainment and toy products market and established a relationship with a large international business that introduced entertainment and toy products that incorporate the Registrant’s technologies into South America. During 2011 and early 2012, Registrant established multi-year licensing relationships with two well-known and highly regarded businesses in the entertainment and toy products market. Registrant, through its internal sales resources, continues its marketing efforts to former and potential customers in the anti-counterfeiting and anti-diversion marketplace and to prospective licensees in the entertainment and toy products market. There can be no assurances that the limited resources Registrant can dedicate to its marketing activities will result in significant additional revenues in the future.

Major Customers

During 2011, Registrant made sales or obtained revenues equal to 10% or more of Registrant’s 2011 total revenues from three non-affiliated customers who individually accounted for approximately 23%, 20% and 18%, respectively, of 2011 revenues of the Company.

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

Patents

Since its inception, Registrant has received various patents in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. Registrant currently has a patent pending in the United States but there can be no assurance that such patent will be obtained. Registrant currently has obtained patent protection on substantially all of its security inks including the RUB & REVEAL system and the Rub-it & Color technology. Registrant’s patent pending is on a certain newly developed technology that Registrant believes has applications in the entertainment and toy products market.

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

Research and Development

Registrant has been involved in research and development since its inception. Although Registrant’s financial condition has forced it to reduce funding for research and development in recent years, it intends to continue its research and development activities in three areas, to the extent feasible. First, Registrant will seek to continue to refine its present family of products. Second, Registrant will seek to develop specific customer applications. Finally, Registrant will seek to expand its technology into new areas of implementation. There can be no assurances that Registrant will continue to have funds available to maintain its research and development activities at current or increased levels.

During the years ended December 31, 2011 and 2010, Registrant expended approximately $113,700 and $132,300 respectively, on research and development.

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

Employees

At March 16, 2012, Registrant had three full-time and two part-time employees.

Financial Information about Foreign and Domestic Operations

Registrant conducts its operations solely in the United States; however, it does have licensees and customers in Europe, Asia and South America. These licensees and customers accounted for approximately 25% of Registrant’s gross revenues in 2011 and approximately 13% in 2010. Certain information concerning Registrant’s foreign and domestic operations is contained in Note 12 to Registrant’s Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Registrant’s corporate headquarters, research and ink production facilities are located at 9C Portland Road, West Conshohocken, Pennsylvania 19428. Its telephone number is (610) 834-9600. These premises consist of approximately 5,000 square feet of space in a multi-tenant building leased by the Registrant from an unaffiliated third party pursuant to a lease expiring in March 2013. Current monthly rent under this lease is $3,542; this amount escalates an amount of three percent on each anniversary date of the lease. In addition to rent, Registrant is responsible for its pro-rata share of the operating costs of the building. Registrant incurred leasehold improvement expenditures of approximately $72,500 through December 31, 2011 and believes that additional leasehold improvement expenditures will not be significant. Registrant believes that this space will be adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

Registrant is not aware of any pending litigation (other than ordinary routine litigation incidental to its business where, in management’s view, the amount involved is not material) to which Registrant is or may be a party, or to which any of its properties is or may be subject, nor is it aware of any pending or contemplated proceedings against it by any governmental authority. Registrant knows of no material legal proceedings pending or threatened, or judgments entered against, any director or officer of Registrant in his capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Registrant’s Common Stock is traded on the OTCQB, the over-the-counter (“OTC”) market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol “NNUP”. The table below presents the range of high and low sales prices of Registrant’s Common Stock by calendar quarter for the last two full fiscal years and for a recent date, as reported by OTC Markets Group Inc.

	High	Low
January 1, 2010 to March 31, 2010	$.12	$.05
April 1, 2010 to June 30, 2010	$.10	$.03
July 1, 2010 to September 30, 2010	$.07	$.02
October 1, 2010 to December 31, 2010	$.07	$.01

January 1, 2011 to March 31, 2011	$.11	$.03
April 1, 2011 to June 30, 2011	$.20	$.07
July 1, 2011 to September 30, 2011	$.08	$.01
October 1, 2011 to December 31, 2011	$.07	$.04

January 1, 2012 to March 16, 2012	$.09	$.05

As of March 16, 2012, 58,554,800 shares of Registrant’s Common Stock were outstanding. The number of holders of record of Registrant’s Common Stock was approximately 600 However, Registrant estimates that it has a significantly greater number of common stockholders because a number of shares of Registrant’s Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 58,554,800 shares of Common Stock which are outstanding, Registrant, at March 16, 2012, has reserved for the issuance of 730,500 shares of its Common Stock which underlie options and warrants to purchase common stock of the Registrant.

The Company did not pay dividends in 2011 or 2010 and does not anticipate paying any such dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 12 on page 23 of this report on Form 10-K.

Recent Sales of Unregistered Securities

On April 6, 2011, the Company sold 96,154 shares of its Common Stock, $0.01 per share (the “Common Stock”) to an individual accredited investor (who was acquainted with a member of the Company’s Board of Directors) for $5,000, or $0.052 per share; on April 16, 2011, the Company sold 96,154 shares of its Common Stock to an individual accredited investor (who was acquainted with a member of the Company’s Board of Directors) for $5,000, or $0.052 per share; on May 10, 2011, the Company sold 96,154 shares of its Common Stock to an individual accredited investor (who was acquainted with a member of the Company’s Board of Directors) for $5,000, or $0.052 per share; on June 9, 2011, the Company sold 46,875 shares of its Common Stock to an individual accredited investor (who was acquainted with a member of the Company’s Board of Directors) for $3,000, or $0.064 per share. The shares of Common Stock were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. Appropriate legends were affixed to the securities issued in these transactions. The recipients of securities in these transactions had adequate access, through employment or business relationships, to information about the Company. No underwriters were involved in these transactions or received any commissions or other compensation. Proceeds of the sale of Common Stock were used to fund the Company’s working capital requirements.

On November 15, 2011, the Company entered into a Conversion Agreement with two individual accredited investors whereby unsecured loans in the aggregate principal amount of $6,500 (including $1,500 representing a portion of an unsecured loan held by Herman M. Gerwitz, a Director) together with approximately $700 of accrued interest on one of the unsecured loans were converted into an aggregate of 159,088 shares of its Common Stock at $0.045, the market price at the date of conversion. As a result, an aggregate of 159,088 shares of restricted Common Stock were issued including 33,333 shares to Mr. Gerwitz.

On February 10, 2012, the Company sold 104,167 shares of its Common Stock to an individual accredited investor (who was acquainted with a member of the Company’s Board of Directors) for $5,000, or $0.048 per share; on March 16, 2012, the Company sold 104,167 shares of its Common Stock to an individual accredited investor (who was acquainted with a member of the Company’s Board of Directors) for $5,000, or $0.048 per share. The shares of Common Stock were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act. Appropriate legends were affixed to the securities issued in these transactions. The recipient of securities in these transactions had adequate access, through employment or business relationships, to information about the Company. No underwriters were involved in these transactions or received any commissions or other compensation. Proceeds of the sale of Common Stock were used to fund the Company’s working capital requirements.

Issuer Repurchases of Equity Securities

None.

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

Revenues for 2011 were $713,500, an increase of approximately 8%, or $54,800, from $658,700 in 2010. Licenses, royalties and fees decreased nominally in 2011 by $500, to $373,200 from $373,700 in 2010. During 2011, the Company recorded higher licensing fee revenue from a licensee in the entertainment and toy products market whose multi-year license commenced in the second quarter of 2010. The Company also received license fees and royalties from a new licensee in the entertainment and toy products market whose multi-year license commenced in the second quarter of 2011. These revenue increases were offset by (i) lower license fees received from a long-term licensee in the entertainment and toy products market as the Company agreed to reduce the overall license fee due for 2011 in exchange for an adjustment to the schedule by which such fees were paid and (ii) lower royalty fees received from the Company’s licensees in the retail receipt and document fraud market. Product and other sales increased by $55,300, or approximately 19%, to $340,300 in 2011 from $285,000 in 2010. The higher level of ink sales in 2011 compared to 2010 is due primarily to higher ink requirements of the licensed third party printer used by the Company’s major licensee in the entertainment and toy products market and initial ink sales to the licensed third party printer of the Company’s new licensee in the entertainment and toy products market whose multi-year license commenced in the second quarter of 2010. Ink orders from the licensed printers of its licensees in the entertainment and toy products market were approximately $89,000 higher in 2011 compared to 2010. Sales of security ink to the Company’s licensees in the retail receipt and document fraud market declined by approximately $26,500 in 2011 compared to 2010 and sales of the Company’s security paper declined to $10,400 in 2011 from $17,200 in 2010. As a result of declining sales of its security paper over the past several years, the Company is not replenishing its inventory of these products and, accordingly, does not intend to offer such products for sale when the remaining supply of these products, whose value was fully reserved prior to 2011, is exhausted. In 2011, the Company recorded a sale of entertainment and toy products that incorporate the Company’s technologies to a large international business for sale in South America that approximated the value of the initial sale of these products to this customer in 2010. The Company derived $429,600 or approximately 60% of total revenues, from licensees and their licensed printers in the entertainment and toy products market in 2011 compared to $329,300 or approximately 50% of total revenues, in 2010. The Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by marketplace reaction to the new and improved products, economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. There can be no assurances that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions currently being experienced worldwide.

Gross profit increased to $451,100, or approximately 63% of revenues, in 2011 from $383,200, or approximately 58% of revenues, in 2010. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in 2011 compared to 2010 reflects higher product sales along with a favorable mix of product sales as well as cost reductions implemented during the second quarter of 2010.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Primarily due to the cost reductions initiated in the second quarter of 2010, the gross profit from licenses, royalties and fees increased to approximately 84% of revenues from licenses, royalties and fees in 2011 from approximately 82% in 2010.

Gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of both increased ink sales, favorable product mix and cost reductions initiated in the second quarter of 2010, the gross profit from product and other sales increased to approximately 40% of revenues in 2011 compared to approximately 27% of revenues from product and other sales in 2010.

Research and development expenses decreased to $113,700 in 2011 from $132,300 in 2010. The decrease in 2011 compared 2010 is due primarily to a staff reduction in the second quarter of 2010.

Sales and marketing expenses increased to $167,300 in 2011 from $152,800 in 2010. The increase in 2011 compared to 2010 is due primarily to higher commission expenses on the higher level of revenues, relocation expenses related to the relocation of a key sales and marketing employee from North Carolina to Pennsylvania and higher travel expenses.

General and administrative expenses increased to $353,800 in 2011 from $332,500 in 2010. The increase in 2011 compared 2010 is due primarily to higher patent related expenses and professional fees offset in part by lower insurance costs in 2011 compared to 2010.

Other income (expenses) includes, in 2011, (i) a license transfer fee of $60,000, net of commission expense of $6,000, received in connection with the sale by a licensee in the entertainment and toy products market of an operating division that included, with the Company’s consent, assignment of the technology license with the Company to another business in the entertainment and toy products market during the third quarter of 2011; (ii) the reversal of approximately $74,700 of accounts payable and related accrued expenses related to invoices received during 2001 from a professional services business that provided legal services to the Company that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired; and (iii) the reversal of a total of $38,000 of accrued expenses related to (x) potential reimbursement of expenses to members of a group who in 1999 succeeded in electing four members to the Company’s Board of Directors and (y) the purchase of equipment in 2007 for which an invoice was never submitted by the supplier that the Company, with legal counsel, has determined to be no longer statutorily payable as the applicable statutes of limitations to bring such claims have expired. Additionally, other income (expenses) includes interest on funds borrowed under the Company’s line of credit with a bank and on unsecured loans from five individuals. Also included in other income (expenses) are financing costs related to warrants issued in 2011 and 2010 primarily in conjunction with unsecured loans received during those periods.

The lower net loss of $27,300 in 2011 compared to the net loss of $245,100 in 2010 resulted primarily from a higher gross profit on a higher level of revenues and other income including a technology license transfer fee and the reversal of accounts payable and accrued expenses that are no longer statutorily payable offset in part by higher operating expenses in 2011 compared to 2010.

Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during the years ended December 31, 2011 and December 31, 2010.

Plan of Operation, Liquidity and Capital Resources

The Company’s cash increased to $22,900 at December 31, 2011 from $10,600 at December 31, 2010. During 2011, the Company generated $19,300 from its operating activities, received $18,000 from the sale of 335,337 shares of its common stock and borrowed $17,000 from two individuals, one of whom is a director of the Company. The Company repaid the loans and also repaid $25,000 of its line of credit with a bank.

In 2011, the Company’s revenues increased primarily as a result of license fees generated from a license signed in mid-2010 with a licensee in the entertainment and toy products market, sales of ink to the licensed printers of the Company’s licensees in the entertainment and toy products market and license and royalty revenues from a new licensee signed in the first quarter of 2011. Primarily as a result of higher revenues, favorable product mix, a license transfer fee received from a licensee, the reversal of certain liabilities and the positive effect of certain cost reductions in 2010, the Company recorded a significantly lower net loss of $27,300 in the year ended December 31, 2011 and had positive operating cash flow of $19,300 during that period. At December 31, 2011, the Company had negative working capital of $338,100 and stockholders’ deficiency of $334,400. For the full year of 2010, the Company had a net loss of $245,100 and had negative operating cash flow of $170,200 during the year. At December 31, 2010, the Company had negative working capital of $343,000 and stockholders’ deficiency of $333,400.

During 2010, the Company accepted an offer by a bank to repay the then outstanding balance of $100,000 under its line of credit, received in 2008, with that bank in forty-eight equal monthly installments, plus interest, beginning in October 2010. As of December 31, 2011, the balance on the line of credit had been reduced to $68,750. During 2010 and 2011, the Company received unsecured loans totaling $67,500 from five individuals and, through December 31, 2011, repaid $17,000 of those amounts borrowed and converted $6,500 of the principal and approximately $700 of accrued interest into 159,088 shares of its common stock. Additionally, in 2010, 2011 and 2012 through the date of this report, the Company raised approximately $129,600 through the sale of 3,423,416 shares of its common stock. These borrowings and sales of common stock have allowed the Company to remain in operation through the current date.

Management of the Company believes that it will need to obtain additional capital in the near future to support its working capital requirements associated with its existing revenue base and to fund operating losses that it believes may continue through 2012 related to the uncertainty associated with the worldwide economic downturn. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to return its business to profitability and develop new revenue sources to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations in the near future.

There can be no assurances that the Company will be successful in obtaining additional investment. There can be no assurances that revenues in future periods will be sustained at levels that will allow it to maintain positive cash flow.

The Company continues to maintain a cost containment program including curtailment, where possible, of discretionary research and development and sales and marketing expenses. In the second quarter of 2010, the Company reduced it staff by two full-time individuals.

The Company’s plan of operation for the twelve months beginning with the date of this annual report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market, including a new licensee with a significant presence in the entertainment and toy products market added as a result of the assignment, with the Company’s consent, of a technology license by a former licensee late in the third quarter of 2011, a licensee added in 2010 whose initial line of products that incorporate the Company’s technologies are now available for purchase in certain retail outlets in the United States, an additional licensee added in the first quarter of 2011 and a new licensee with a major presence in the entertainment and toy products market with whom a multi-year license was signed in February 2012. The two most recently added licensees in the entertainment and toy products market are well known and highly regarded participants in this market with significantly greater market recognition and retail distribution in this market than the licensee who previously held the license for these specific technologies. The Company plans to continue developing applications for these licensees while expanding its licensee base in the entertainment and toy market. Additionally, the Company believes that revenue growth in the retail loss prevention market can be achieved through increased royalties and security ink sales to its licensees in this market. The Company will continue to adjust its production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets.

The Company has received and continues to seek additional capital, in the form of debt, equity or both, to support its working capital requirements. There can be no assurances that the Company will be successful in raising additional capital, or that such additional capital, if obtained, will enable the Company to generate additional revenues and positive cash flow.

The Company generates a significant portion of its total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. During the year, such sales may be adversely affected by a continuation of the slowdown in consumer spending that was experienced from 2009 to 2011 due to the current negative economic environment. As a result, the Company’s revenues, results of operations and liquidity may continue to be negatively impacted as they were in previous years.

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

Line of Credit. The Company has a line of credit with a bank that, at its inception, allowed the Company to borrow a maximum of $100,000. In August 2010, after the bank indicated that it would not renew the line of credit, the Company accepted an offer by the bank to repay the then outstanding loan balance of $100,000 in forty-eight equal monthly installments of $2,083, plus interest, beginning in October 2010 and maturing in September 2014. During 2010 and 2011, the Company incurred unsecured loans totaling $67,500 from five individuals, repaid $17,000 of these loans and converted $6,500 of these loans, along with approximately $700 of accrued interest, into 159,088 shares of the Company’s common stock. The incurrence of these unsecured loans constituted a violation of certain covenants of the Company’s line of credit with the bank. Under the terms of the line of credit agreement, this covenant violation is an event of default whereby the bank has certain rights, including the right to require the Company to immediately repay the entire outstanding loan balance. Should the bank impose a requirement for immediate repayment of the entire outstanding loan balance, which was $68,750 at December 31, 2011, this could have a material adverse effect on the Company’s financial condition.

Dependency on Major Customers. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. To the extent the Company’s licensees are adversely affected by the current economic downturn, the Company’s revenues may also be negatively impacted. The Company has derived a significant percentage of its revenues through a licensing relationship with a major customer. Revenues obtained directly from this customer and indirectly, through the customer’s third party licensed printer, equaled approximately 41% of the Company’s revenues in 2011. The Company also has, from time to time, substantial receivables from these businesses. Late in the third quarter of 2011, this customer sold the operating division that utilized a technology license with the Company to a business with a significant presence in the entertainment and toy products market and, with the Company’s consent, assigned the technology license to the purchaser. In January 2012, the Company negotiated a new six-year license, containing guaranteed royalties for 2012, with the purchaser of the license which permits this licensee to exclusively market a specific line of products incorporating the Company’s technologies through a specific distribution channel but permitting the Company to license the covered technologies to others for applications and sale through channels of distribution not available to this licensee under the terms of the new license. In February 2012, the Company negotiated a license, expiring in 2015 and containing guaranteed minimum royalties over the term of the license, with another new licensee who also has a significant presence in the entertainment and toy products market that permits this licensee to exclusively market products with other characteristics that incorporate the Company’s technologies through a distinctly different channel of distribution. These two licensees are well known and highly regarded participants in the entertainment and toy products market with significantly greater market recognition and retail distribution in this market than the licensee who previously held the license for these specific technologies. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two new licensees will generate revenues for the Company equal to or greater than its former licensee who previously marketed products incorporating the Company’s technologies in the entertainment and toy products market.

Possible Inability to Develop New Business. While the Company raised cash through additional capital investment and borrowings under its line of credit in 2009 and loans from individuals in 2010 and 2011, it limited increases in its operating expenses and reduced its operating expenses when possible. Management of the Company believes that any significant improvement in the Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to return to and maintain positive operating cash flow in the future.

Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition has required it from time to time to significantly defer payments due to (i) vendors who supply raw materials and other components of its security inks and (ii) providers of professional and other services. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. The inability to obtain materials on a timely basis and the possibility that certain vendors may permanently discontinue supplying the Company with needed products and services may result in delayed shipments to customers and further impact the Company’s ability to service its customers, thereby adversely affecting the Company’s relationships with its customers and licensees. There can be no assurances that the Company will be able to maintain its vendor relationships in an acceptable manner.

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

Economic Conditions. The Company’s revenue is susceptible to changes in general economic conditions and the present global recession that is expected to continue during 2012. The Company’s sales, liquidity and overall results of operations may be negatively affected by decreasing consumer confidence, further slowdowns in consumer spending or other downturns in the U.S. economy as a whole or in any geographic markets from which the Company derives revenue. In addition, these factors may result in decreased customer and licensee demand for the Company’s products and may negatively impact the Company’s ability to develop new customers and licensees. Due to the uncertainty surrounding the financial crisis, the Company is unable to predict the effect of such conditions on its customers and licensees. Consequently, the Company cannot predict the scope or magnitude of the negative effect resulting from an ongoing global financial crisis and economic slowdown.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that provide disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosure requirements effective January 1, 2011.

As of December 31, 2011 and for the year then ended, there were no other recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

As of December 31, 2011, the FASB has issued Accounting Standards Updates (ASU) through No. 2011-12. None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors, officers and named executive of the Company, their ages, present positions with the Company, and a summary of their business experience are set forth below.

Michael A. Feinstein, M.D., 65, Chairman of the Board of Directors since December 1999 and Nocopi’s Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than thirty years, serving for more than twenty-five years as the President of a group medical practice which includes three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle University and his M.D. from Jefferson Medical College. He has represented Nocopi in numerous licensing negotiations, governmental meetings and capital raises. The Board of Directors believes that Dr. Feinstein’s considerable personal experience as a business owner and investor in publicly traded businesses makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.

William P. Curtis, Jr., 50, a director since November 2008 is a Partner at Porter & Curtis, L.L.C., of Media, Pennsylvania, an insurance brokerage and risk management consulting company. The technical focus of Porter & Curtis is in risk financing, specifically in the alternative financing area (insurance and reinsurance), and risk management including claims administration. Prior to forming Porter & Curtis, Mr. Curtis, along with Partner Kenneth Porter, founded and successfully managed a retail brokerage operation for Arthur J. Gallagher & Company, the fourth largest insurance broker in the world. Mr. Curtis is licensed as a Pennsylvania Attorney and a Resident Insurance Broker. He has a Bachelor of Science in Accounting and a M.B.A. in Finance from St. Joseph’s University in Philadelphia and a Juris Doctor from Temple University School of Law. In addition, he holds the Chartered Property Casualty Underwriter (CPCU), Associate in Risk Management (ARM), and Associate in Reinsurance (ARe) professional designations from the Insurance Institute of America. The Board of Directors believes that Mr. Curtis’ finance, law, risk management and business management experience makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.

Herman M. Gerwitz, CPA, 58, a director since May 2005, is the Treasurer of Keystone Property Group. Mr. Gerwitz has been with Keystone full time since 1998 and has been responsible for all the financial matters of a Real Estate Development Company that has grown to over 3 million square feet of commercial real estate and a $100,000,000 Real Estate Fund. Prior to joining Keystone, Mr. Gerwitz has spent 20 years as a partner in a public accounting firm. He has received a BBA from Temple University with master’s coursework at Widener University. He has been a member of both the Pennsylvania and American Institutes of Certified Public Accountants since 1983. The Board of Directors believes that Mr. Gerwitz’ many years as a Certified Public Accountant and his subsequent business management experience make him well suited to serve as a member of Nocopi Technologies’ Board of Directors and to serve on its Audit Committee.

Richard Levitt, 55, a director since December 1999, has been engaged in the computer and services segment of the computer industry since 1981. Mr. Levitt is currently a Senior Account Executive for Dell Computer in Pittsburgh, PA. He is in the Large Enterprise Group and is responsible for developing major accounts in Western Pennsylvania. Mr. Levitt has been with Dell since November 2005. In 2009, Mr. Levitt was awarded the “Circle of Excellence” award by Dell which is Dell’s highest corporate award given to less than 1% of its sales and support employees. In addition, he was awarded over the past three years the “Top Team Performer” and “Regional Top Performer” awards. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years grew to over 100 employees and $50 million in annual sales. Since founding XiTech, Mr. Levitt served as one of its corporate principals, as a Network Consultant and as the Manager of its Network Sales Force. Mr. Levitt left XiTech in 2004. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University. The Board of Directors believes that Mr. Levitt’s sales and marketing experience in technology-based businesses, including start-ups and smaller businesses, makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.

Philip B. White, 73, has been a director since August 2006. Mr. White is currently an international consultant in the private sector providing regulatory and industry standards advice to international companies regulated by the Food and Drug Administration, the Consumer Product Safety Commission, and the Environmental Protection Agency. He also served as a Technical Advisor and Regulatory Liaison to Nocopi from 2002 to 2005. Before establishing his own global consulting practice in 2000, Mr. White was, from 1994 to 2000, Director of Medical Device Consulting at the international firm of AAC Consulting Group (now Kendle), Rockville, MD. In 1994, Mr. White retired from a

33-year career with the U.S. Food and Drug Administration. His last FDA position was Director of the Office of Standards and Regulations in the Center for Devices and Radiological Health. Previous FDA positions included Regional Director of FDA’s enforcement activities in the Southwestern Region, Deputy FDA Assistant Commissioner for Program Coordination, and Supervisory Food and Drug Inspector. He has served on the Board of Directors of the American National Standards Institute, the Association for Advancement of Medical Instrumentation, and the Regulatory Affairs Professionals Society. He is a 1961 graduate of Wilkes University, Wilkes-Barre, PA with a B.A. Degree in Biology. He also did graduate studies in 1967 and 1968 specializing in the Federal Food Drug and Cosmetic Act at the New York University Graduate Law School in New York City. The Board of Directors believes that Mr. White’s considerable experience with consumer product safety and regulatory matters gained from his many years at the Food and Drug Administration makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.

Rudolph A. Lutterschmidt, 65, has been Vice President and Chief Financial Officer of the Company for more than five years, serving in this capacity on a part-time basis since January 2000. Mr. Lutterschmidt has been a consultant to several southeast Pennsylvania businesses including Murex Investments, a Philadelphia investment fund, where he provided financial guidance to two of its portfolio companies. He is a graduate of Syracuse University, a member of Financial Executives International, the Institute of Management Accountants and is a Certified Management Accountant.

Terry W. Stovold, 49, Director of Operations and Sales since 2011, has been employed by Nocopi for more than twenty years. Mr. Stovold received a Forestry Technician College degree from Algonquin College and studied business at McGill University. He holds numerous U.S. and foreign patents in the fields of printing technology and printing inks with a patent pending.

The terms of the current directors will expire at the 2012 annual meeting of stockholders of the Company.

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

Based solely on the Company’s review of the copies of any Section 16(a) forms received by it, the Company believes that with respect to the fiscal year ended December 31, 2011, all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for 2011 and 2010 earned by Michael A. Feinstein, M.D., the Company’s Chairman who has served since February 2000 as the Company’s Chief Executive Officer and Terry W. Stovold, Director of Operations and Sales, the only employee to receive compensation in 2011 greater than $100,000 (the “Named Executive”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)	Nonequity incentive plan compensation ($) (g)	Nonqualified deferred compensation earnings ($) (h)	All other compensation ($) (i)		Total ($) (j)
Michael A. Feinstein, M.D.	2011 2010	85,000 85,000								85,000 85,000
Chairman, President and
Chief Executive Officer

Terry W. Stovold	2011 2010	36,000 36,000						67,800 55,200	(1) (1)	103,800 91,200
Director of Operations
and Sales

(1)	Sales commissions

Dr. Feinstein entered into a written employment agreement effective June 1, 2008 under which he serves as President and Chief Executive Officer of the Company for an initial term of three years with successive one year renewal terms. In accordance with the terms of the employment agreement, the employment agreement renewed on December 1, 2011 for a period of one year effective June 1, 2012. The employment agreement provides for an annual base salary of $85,000 which may be increased annually at the discretion of the Board of Directors and an annual performance bonus determined by the Board of Directors. In certain situations, including a change in control, Dr. Feinstein may be eligible to receive his base salary for a period of up to twelve months following the termination of employment. The employment agreement prohibits him from competing with the Company during the term of this agreement and for two years after the termination of his employment with the Company. During 2011 and 2010, Dr. Feinstein deferred approximately $1,600 and $11,400, respectively, of salary owed to him for those years.

Mr. Stovold entered into a written employment agreement effective April 1, 2011 under which he serves as the Company’s Director of Operations and Sales for an initial term of three years with successive one year renewal terms. The employment agreement provides for a base salary set by the Company’s Board of Directors, which is currently set at $75,000 per year beginning on January 1, 2012, along with a commission of seven percent on sales generated by his efforts. In certain situations, including a change in control, Mr. Stovold may be eligible to receive his base salary for a period of up to six months following the termination of employment. The employment agreement prohibits him from competing with the Company during the term of the agreement and for one year after the termination of his employment with the Company. During 2011, the Company paid $5,400 in moving costs on behalf of Mr. Stovold representing a portion of Mr. Stovold’s expenses related to his relocation from North Carolina to Pennsylvania.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

(a) Name	(b) Number Of Securities Underlying Options (#) Exercisable	(c) Number Of Securities Underlying Options (#) Unexercisable	(d) Equity Income Plan Awards Number of Securities Underlying Unexercised Options (#)	(e) Option Exercise Price	(f) Option Expiration Date
Michael A. Feinstein, M.D.	100,000		100,000	$0.45	April 29, 2013
Terry W. Stovold	50,000		50,000	$0.12	February 19, 2014

There are no outstanding stock awards.

If Dr. Feinstein’s employment is terminated as a result of a change in control, Dr. Feinstein is entitled to receive severance payments equal to twelve months of his then base salary. If Mr. Stovold’s employment is terminated as a result of a change in control, Mr. Stovold is entitled to receive severance payments not to exceed six months of his then base salary.

Director Compensation

The following table summarizes compensation earned by the Company’s non-executive directors for the year ended December 31, 2011. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of the Company.

DIRECTOR COMPENSATION

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Nonequity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
William P. Curtis, Jr. (1)	0	0	0	0	0	0	0
Herman M. Gerwitz (2)	0	0	0	0	0	0	0
Richard Levitt (3)	0	0	0	0	0	0	0
Philip B. White (4)	0	0	0	0	0	0	0

(1)	Mr. Curtis held 15,000 exercisable warrants at December 31, 2011.
(2)	Mr. Gerwitz held 100,000 exercisable stock options and 7,500 exercisable warrants at December 31, 2011.
(3)	Mr. Levitt held 100,000 exercisable stock options at December 31, 2011.
(4)	Mr. White held 100,000 exercisable stock options at December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 16, 2012, the stock ownership of (1) each person or group known by the Registrant to beneficially own 5% or more of Registrant’s Common Stock and (2) each director and Named Executive (as set forth under the heading “Executive Compensation”) individually, and (3) all directors and executive officers of the Company as a group. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 9C Portland Road, West Conshohocken, Pennsylvania, 19428.

Common Stock
Name of Beneficial Owner	Number Of Shares Beneficially Owned	Percentage of Class(1)
5% Stockholders
Philip N. Hudson P.O. Box 160892 San Antonio, TX 78280-3092 (2)	4,020,000	6.8%

Westvaco Brand Security, Inc. One High Ridge Park Stamford, CT 06905 (3)	3,917,030	6.6%

Ross. L Campbell 675 Lewis Lane Ambler, PA 19002 (4)	3,264,457	5.5%

Directors, Officers and Named Executive
Michael A Feinstein, M.D. (5)	3,131,881	5.3%
William P. Curtis, Jr. (6)	480,428	*
Herman M. Gerwitz (7)	436,833	*
Richard Levitt (8)	350,000	*
Philip B. White (9)	371,745	*
Terry W. Stovold (10)	50,000	*
All Executive Officers and Directors as a Group (6 individuals) (11)	4,821,487	8.2%

*	Less than 1.0%.
(1)	Where the Number of Shares Beneficially Owned (reported in the preceding column) includes shares which may be purchased upon the exercise of outstanding stock options and warrants which are or within sixty days will become exercisable (“presently exercisable options”) the percentage of class reported in this column has been calculated assuming the exercise of such presently exercisable options.
(2)	As reflected in a Schedule 13D dated August 11, 2008 filed on behalf of Philip N. Hudson and subsequent open market purchases as reported to the Company by Mr. Hudson.
(3)	As reflected in a Schedule 13D dated March 14, 2001 filed on behalf of Westvaco Brand Security, Inc.
(4)	As reflected in a Schedule 13D dated April 4, 2005 filed on behalf of Ross L. Campbell.
(5)	Includes 656,000 shares held by a pension plan of which Dr. Feinstein is a trustee, 100,000 shares held in an IRA and 100,000 presently exercisable stock options.
(6)	Includes presently exercisable warrants to purchase 15,000 shares of Common Stock.
(7)	Includes 50,000 shares held by a trust on behalf of a child of Mr. Gerwitz, 72,500 shares held by a child of Mr. Gerwitz, 6,000 shares held in an IRA, 100,000 presently exercisable stock options and presently exercisable warrants to purchase 7,500 shares of Common Stock.

(8)	Includes 100,000 presently exercisable stock options.
(9)	Includes 100,000 presently exercisable stock options and 50,000 presently exercisable stock options held by Mr. White’s wife.
(10)	Includes 50,000 presently exercisable stock options.
(11)	Includes 500,000 presently exercisable stock options and presently exercisable warrants to purchase 22,500 shares of Common Stock.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2011

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans not approved by security holders (1)	645,000	$0.32	-0-
Warrants issued in connection with short- term loans and financing considerations (2)	85,500	$0.06	-0-

Total	730,500	$0.29	-0-

(1)	Registrant’s 1999 Stock Option Plan was adopted by the Registrant’s Board of Directors in February 1999. The Plan provided for the grant of incentive or non-qualified options to purchase up to 2,000,000 shares of common restricted stock of the Registrant to employees, directors, consultants and advisors. The Plan was administered by the Board of Directors or a committee of not less than two board members appointed by the board. The Plan terminated in February 2009 on the tenth anniversary of its adoption.
(2)	Warrants issued in connection with the receipt of short term-notes totaling $50,500 in 2010 and $15,000 in 2011 and, in 2011, to a professional services provider related to certain fee payment considerations were approved by the Board of Directors. The warrants expire five years from the date of issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2010, the Company sold 148,912 unregistered shares of its Common Stock to Philip B. White., a director, for $6,500 ($0.04365 per share).

During 2010, the Company sold 62,500 unregistered shares of its Common Stock to Herman M Gerwitz., a director, for $2,000 ($0.032 per share), received an unsecured loan of $7,500 from Mr. Gerwitz and issued warrants, expiring in five years, to purchase 7,500 shares of its Common Stock at $0.0703 per share to Mr. Gerwitz.

During 2010, Dr. Feinstein’s brother-in-law purchased 500,000 unregistered shares of the Company’s Common Stock for $16,000 ($0.032 per share).

During 2011, the Company received an unsecured loan of $15,000 from William P. Curtis, Jr., a director, and issued warrants, expiring in five years, to purchase 15,000 shares of its Common Stock at $0.06 to Mr. Curtis. The $15,000 loan was repaid by the Company during 2011.

During 2011, with Board of Directors approval, the Company converted $1,500 of a $7,500 unsecured loan held by Herman M. Gerwitz, a director, into unregistered shares of its Common Stock and issued 33,333 shares at $0.045 per share to Mr. Gerwitz.

The Board of Directors has determined that all the directors, with the exception of Michael A. Feinstein, M.D., who serves as President and Chief Executive Officer, are independent as that term is defined by the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Registrant has retained the public accounting firm of Morison Cogen LLP, whose principal business address is 150 Monument Rd., Suite 500, Bala Cynwyd, PA 19004, to perform its annual audit for inclusion of its report on Form 10-K and perform SAS 100 reviews of quarterly information in connection with Form 10-Q filings.

Audit Fees

During 2011 and 2010, the aggregate fees billed for professional services rendered by Registrant’s principal accountant for the audit of Registrant’s annual financial statements and review of its quarterly financial statements were $39,000 and $36,500, respectively.

Audit-Related Fees

During 2011 and 2010, Registrant’s principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2011 and 2010, the aggregate fees billed for professional services rendered by Registrant’s principal accountant for tax compliance, tax advice and tax planning were $4,500 in each year.

All Other Fees

During 2011 and 2010, there were no fees billed for products and services provided by Registrant’s principal accountant other than those set forth above.

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

NOCOPI TECHNOLOGIES, INC.

Date: March 30,2012	By: /s/ Michael A. Feinstein, M.D. Michael A. Feinstein, M.D.

	Title:	Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D. Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2012

/s/ Rudolph A. Lutterschmidt Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 30, 2012

William P. Curtis, Jr.	Director	March 30, 2012

/s/ Herman M. Gerwitz Herman M. Gerwitz	Director	March 30, 2012

/s/ Richard Levitt Richard Levitt	Director	March 30, 2012

/s/ Philip B. White Philip B. White	Director	March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of Nocopi Technologies, Inc.

West Conshohocken, Pennsylvania

We have audited the accompanying balance sheets of Nocopi Technologies, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended. Nocopi Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

March 30, 2012

Nocopi Technologies, Inc.

Balance Sheets*

	December 31
	2011	2010
Assets
Current assets
Cash	$22,900	$10,600
Accounts receivable less $5,000 allowance for doubtful accounts	31,800	171,100
Inventory	20,800	34,800
Prepaid and other	23,300	37,200

Total current assets	98,800	253,700

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,500	184,500

	257,000	257,000
Less: accumulated depreciation and amortization	253,300	247,400

	3,700	9,600

Total assets	$102,500	$263,300

Liabilities and Stockholders’ Deficiency
Current liabilities
Line of credit	$68,800	$93,800
Demand loans	44,000	50,500
Accounts payable	179,800	263,400
Accrued expenses	101,500	142,500
Deferred revenue	42,800	46,500

Total current liabilities	436,900	596,700

Commitments and contingencies
Stockholders’ deficiency
Series A preferred stock, $1.00 par value
Authorized – 300,000 shares
Issued and outstanding – none	—	—
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding
2011 – 58,346,466 shares; 2010 – 57,852,041 shares	583,500	578,500
Paid-in capital	12,386,700	12,365,400
Accumulated deficit	(13,304,600)	(13,277,300)

	(334,400)	(333,400)

Total liabilities and stockholders’ deficiency	$102,500	$263,300

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Operations*

	Years ended December 31
	2011	2010
Revenues
Licenses, royalties and fees	$373,200	$373,700
Product and other sales	340,300	285,000

	713,500	658,700

Cost of revenues
Licenses, royalties and fees	59,700	67,500
Product and other sales	202,700	208,000

	262,400	275,500

Gross profit	451,100	383,200

Operating expenses
Research and development	113,700	132,300
Sales and marketing	167,300	152,800
General and administrative	353,800	332,500

	634,800	617,600

Net loss from operations	(183,700)	(234,400)

Other income (expenses)
License transfer fee, net	54,000	—
Reversal of accounts payable and accrued expenses	112,700	—
Interest expense, bank charges and financing cost	(10,300)	(10,700)

	156,400	(10,700)

Net loss	($27,300)	($245,100)

Basic and diluted net loss per common share	($.00)	($.00)
Basic and diluted weighted average common shares outstanding	58,110,228	56,041,549

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statement of Stockholders’ Deficiency*

For the Period January 1, 2010 through December 31, 2011

	Common stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance – January 1, 2010	54,972,296	$549,700	$12,287,400	($13,032,200)	($195,100)
Sales of common stock	2,879,745	28,800	72,800		101,600
Stock option compensation			3,000		3,000
Fair value of warrants issued to demand loan holders			2,200		2,200
Net loss				(245,100)	(245,100)

Balance – December 31, 2010	57,852,041	578,500	12,365,400	(13,277,300)	(333,400)
Sales of common stock	335,337	3,400	14,600		18,000
Conversion of demand notes and interest	159,088	1,600	5,600		7,200
Fair value of warrants issued to demand loan holder and others			1,100		1,100
Net loss				(27,300)	(27,300)

Balance – December 31, 2011	58,346,466	$583,500	$12,386,700	($13,304,600)	($334,400)

*	The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

	Years ended December 31
	2011	2010
Operating Activities
Net loss	($27,300)	($245,100)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	5,900	7,900
Compensation expense – stock option grants	—	3,000
Financing cost – warrant grants	1,100	2,200
Reversal of accounts payable and accrued expenses	(112,700)	—

	(133,000)	(232,000)

(Increase) decrease in assets
Accounts receivable	139,300	(30,700)
Inventory	14,000	31,300
Prepaid and other	13,900	(2,000)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(11,200)	30,600
Deferred revenue	(3,700)	32,600

	152,300	61,800

Net cash provided by (used in) operating activities	19,300	(170,200)

Investing Activities
Additions to fixed assets	—	(2,300)

Net cash used in investing activities	—	(2,300)

Financing Activities
Repayment of borrowings under line of credit	(25,000)	(6,200)
Proceeds from demand loans	17,000	50,500
Repayment of demand loans	(17,000)	—
Issuance of common stock	18,000	101,600

Net cash provided by (used in) financing activities	(7,000)	145,900

Increase (decrease) in cash	12,300	(26,600)
Cash
Beginning of year	10,600	37,200

End of year	$22,900	$10,600

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,000	$3,800
Supplemental Disclosure of Non Cash Investing Activities
Write-off of fully depreciated furniture, fixtures and equipment
Furniture, fixtures and equipment	—	$2,700
Accumulated depreciation	—	$2,700
Supplemental Disclosure of Non Cash Financing Activities
Conversion of demand loans and interest to common stock
Demand loans	$6,500	—
Accrued expenses	$700	—
Common stock	$1,600	—
Paid-in capital	$5,600	—

*	The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

1.	Organization of the Company

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

Financial Statement Presentation – Amounts included in the accompanying financial statements have been rounded to the nearest hundred, except for number of shares and per share information.

Estimates – The preparation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Cash consists of demand deposits with a major U.S. bank.

Accounts receivable and credit policies – Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days old are considered delinquent.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

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

Revenues – In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605, Revenue Recognition, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenue is reasonably assured. Subject to these criteria, the Company will generally recognize revenue upon shipment of product. Revenue from license fees and royalties will be recognized as earned over the license term.

Income taxes – Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair value – The carrying amounts reflected in the balance sheets for cash, receivables, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments. The carrying amount of the demand loans and the line of credit approximates fair value since the interest rate associated with the debt approximates the current market interest rates.

Earnings (loss) per share – The Company follows FASB ASC 260, “Earnings Per Share,” resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for the years ended December 31, 2011 and December 31, 2010, common stock equivalents, consisting of stock options and warrants, were anti-dilutive for those periods.

Comprehensive income (loss) – The Company follows FASB ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

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

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that provide disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosure requirements effective January 1, 2011.

As of December 31, 2011 and for the year then ended, there were no other recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

As of December 31, 2011, the FASB has issued Accounting Standards Updates (ASU) through No. 2011-12. None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.	Going Concern

Since its inception, with the exception of the year ended December 31, 2007 during which it generated net income of $386,000, the Company has incurred significant losses and, as of December 31, 2011, had accumulated losses of $13,304,600. For the years ended December 31, 2011 and December 31, 2010, the Company’s had a net loss from operations of $183,700 and $234,400, respectively. The Company had negative working capital of $338,100 at December 31, 2011 and $343,000 at December 31, 2010. Due in part to the recession which has and is continuing to negatively impact the country’s economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.

During 2011, the Company received unsecured loans totaling $17,000 from two individuals, of which $15,000 was lent by William P. Curtis, Jr., a Director, and repaid these loans during 2011. In 2011, the Company raised $18,000 in a private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended, whereby 335,337 shares of the Company’s common stock were sold to two non-affiliated individual investors. During 2010, the Company received unsecured loans totaling $50,500 from four individuals, of which $7,500 was lent by Herman M. Gerwitz, a Director. In 2010, the Company raised $101,600 in this private placement exempt whereby 2,668,333 shares of the Company’s common stock were sold to five non-affiliated individual investors and 211,412 shares of the Company’s common stock were sold to two Directors of the Company. Receipt of funds from these investors and from the demand loan holders have allowed the Company to remain in operation through the current date. Management of the Company believes that it will need additional capital in the near future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations in the near future.

The Company’s independent registered public accountants have included a “going concern” explanatory paragraph in their audit report accompanying the 2011 financial statements. The paragraph states that the Company’s recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivables. At December 31, 2011, the Company did not have deposits with a financial institution that exceed the FDIC deposit insurance coverage of $250,000. There is a concentration of credit risk with respect to accounts receivable due to the number of major customers.

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

In May 2010, the Company received an unsecured loan of $10,000 from an individual. The loan bears interest at 8% and is payable on demand. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 10,000 shares of common stock of the Company at $0.06 per share to this individual. The warrants expire in five years. A financing cost of approximately $400, representing the fair value of the warrants, was charged to income in the second quarter of 2010. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-2.11%; expected volatility based on the Company’s historical volatility-78%; and dividend yield-0.

In March 2010, the Company received unsecured loans totaling $40,500 from three individuals of which $7,500 was lent by Herman M. Gerwitz, a Director. The loans bear interest at 8% and are payable on demand. The loans were used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 40,500 shares of common stock of the Company at $0.0703 per share to these three individuals. The warrants expire in five years. A financing cost of approximately $1,800, representing the fair value of the warrants, was charged to income in the first quarter of 2010. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate- 2.65%; expected volatility based on the Company’s historical volatility-77%; and dividend yield-0.

6.	Line of Credit

In 2008, the Company negotiated a $100,000 revolving line of credit with a bank to provide a source of working capital. The line of credit is secured by all the assets of the Company and bears interest at the bank’s prime rate plus 0.5%. At December 31, 2011, the interest rate applicable to the Company’s line of credit was 3.75%. During the year ended December 31, 2009, the Company borrowed the entire $100,000 available under the line of credit. Until the third quarter of 2010, the Company had been required to pay interest only on borrowings under the line of credit. During the third quarter of 2010, the Company was notified by the bank that the line of credit was not being renewed and was offered repayment terms, which the Company accepted, to repay the outstanding loan balance in forty-eight equal monthly installments of $2,083, plus interest at the bank’s prime rate plus 0.5%, 3.75% at December 31, 2011, beginning in October 2010. At December 31, 2011, the line of credit balance was $68,750. Future installment payments under this repayment arrangement are: $25,000 – 2012; $25,000 – 2013 and $18,750 –2014. The incurrence of certain unsecured loans in 2010 and 2011 constitutes a violation of certain covenants under the Company’s line of credit which gives the lender certain rights, including the right to require the Company to repay immediately the entire outstanding loan balance, which was $68,750 at December 31, 2011, rather than on a monthly basis over the following thirty-three months. Should the bank require immediate prepayment, the Company’s financial condition could be materially adversely affected. Management of the Company intends to cure this violation.

7.	Stockholders’ Deficiency

During 2011, the Company sold a total of 335,337 shares of its common stock to two non-affiliated individual investors for a total of $18,000 pursuant to a private placement. In November 2011, the Company entered into a Conversion Agreement with two individuals whereby unsecured loans in the aggregate principal amount of $6,500, including $1,500 representing a portion of an unsecured loan held by Herman M. Gerwitz, a Director, together with approximately $700 of accrued interest on one of the unsecured loans were converted into shares of restricted common stock of the Company at $0.045, the market price at the date of conversion. As a result, an aggregate of 159,088 shares of restricted common stock were issued, including 33,333 shares to Mr. Gerwitz.

During 2010, the Company sold 2,668,333 shares of its common stock to six non-affiliated individual investors, 148,912 shares of its common stock to Philip B. White, a Director, and 62,500 shares of its common stock to Herman M. Gerwitz, a Director, for a total of $101,600 pursuant to a private placement.

8.	Other Income (Expenses)

Other income (expenses) includes, in 2011, (i) a license transfer fee of $60,000, net of commission expense of $6,000, received in connection with the sale by a licensee in the entertainment and toy products market of an operating division that included, with the Company’s consent, assignment of the technology license with the Company to another business in the entertainment and toy products market during the third quarter of 2011; (ii) the reversal of approximately $74,700 of accounts payable and related accrued expenses related to invoices received during 2001 from a professional services business that provided legal services to the Company that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired; and (iii) the reversal of a total of $38,000 of accrued expenses related to (x) potential reimbursement of expenses to members of a group who in 1999 succeeded in electing four members to the Company’s Board of Directors and (y) the purchase of equipment in 2007 for which an invoice was never submitted by the supplier that the Company, with legal counsel, has determined to be no longer statutorily payable as the applicable statutes of limitations to bring such claims have expired. Additionally, other income (expenses) includes interest on funds borrowed under the Company’s line of credit with a bank and on unsecured loans from five individuals. Also included in other income (expenses) are financing costs related to warrants issued in 2011 and 2010 in conjunction with unsecured loans received and certain financing considerations provided during those periods.

9.	Income Taxes

There is no income tax benefit for the years ended December 31, 2011 and December 31, 2010 due to the availability of net operating loss carryforwards (“NOL’s”) for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At December 31, 2011 and December 31, 2010, the Company had NOL’s approximating $6,012,000 and $6,104,000, respectively. The operating losses at December 31, 2011 are available to offset future taxable income; however, if not utilized, they expire in varying amounts through the year 2031. As a result of the sale of the Company’s common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL’s may be limited. Additionally, the utilization of these NOL’s, if available, to reduce the future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no material temporary differences for the years ended December 31, 2011 and December 31, 2010. The Company has established a 100% valuation allowance of approximately $2,465,000 and $2,502,000 at December 31, 2011 and December 31, 2010, respectively, for the deferred tax assets due to the uncertainty of their realization.

The Company has adopted the provisions of FASB ASC 740-10-50-15, “Unrecognized Tax Benefit Related Disclosures.” There were no unrecognized tax benefits as of the date of adoption and no unrecognized tax benefits at December 31, 2011. There was no change in unrecognized tax benefits during the year ended December 31, 2011 and there was no accrual for uncertain tax positions as of December 31, 2011.

There were no interest and penalties recognized in the statement of operations and in the balance sheet. Tax years from 2008 through 2011 remain subject to examination by U.S. federal and state tax jurisdictions.

10.	Commitments and Contingencies

The Company conducts its operations in leased facilities and leases equipment under non-cancelable operating leases expiring at various dates to 2013.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2011 are: $44,400 – 2012 and $11,400 – 2013.

Total rental expense under operating leases was $42,400 in both 2011 and 2010.

The Company has an employment agreement, expiring in May 2013, with Michael A. Feinstein, M.D., its Chairman of the Board and Chief Executive Officer. The employment agreement contains one-year renewal provisions that become effective after the original term. Dr. Feinstein receives base compensation of $85,000 per year plus a performance bonus determined by the Company’s Board of Directors. In 2011, the Company entered into an employment agreement, expiring in 2014, with Terry W. Stovold, its Director of Operations and Sales whereby Mr. Stovold receives a salary set by the Company’s Board of Directors, currently set at $75,000, along with a commission of seven percent on sales generated by his efforts. The employment agreement contains one-year renewal provisions that become effective after the original term. Future minimum compensation payments under these employment agreements are: $160,000 to be paid in 2012; $110,400 to be paid in 2013 and $18,800 to be paid in 2014.

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

The 1996 and 1999 Stock Option Plans provided for the granting of up to 2,700,000 incentive and non-qualified stock options to employees, non-employee directors, consultants and advisors to the Company. In the case of options designated as incentive stock options, the exercise price of the options granted must be not less than the fair market value of such shares on the date of grant. Non-qualified stock options may be granted at any amount established by the Stock Option Committee or, in the case of Discounted Options issued to non-employee directors in lieu of any portion of an Annual Retainer, in accordance with a formula designated in the Plan. The 1996 Stock Option Plan terminated in June 2006 and no further stock options can be granted under the plan. The 1999 Stock Option Plan terminated in February 2009 and no further stock options can be granted under the plan; however, options granted before the termination date may be exercised through their expiration date.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

A summary of stock options under the Company’s stock option plans follows:

	Number of Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,325,000	$.10 to $.45	$.24
Options canceled	80,000	.12	.12
Options expired	300,000	.10 and .11	.10

Outstanding at December 31, 2010	945,000	.12 to .45	.29
Options expired	300,000	.215	.215

Outstanding at December 31, 2011	645,000	$.12 and $.45	$.32

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Exercisable options at year end:
2011	645,000	$.12 and $.45	$.32
Weighted average remaining contractual life (years)	1.64
Options available for future grant under all plans:
2011	0

In February 2009, the Board of Directors of the Company, under the Company’s 1999 Stock Option Plan, granted options to acquire 200,000 shares of its common stock to five employees of the Company, options to acquire 75,000 shares of its common stock to two consultants and options to acquire 50,000 shares of its common stock to an officer of the Company at $0.12 per share. The options vested in February 2010 and expire after five years. In accordance with the fair value method as described in accounting requirements of FASB ASC 718, compensation expense of approximately $22,900 was recognized over the vesting period of the options through February 2010 to account for the cost of services received by the Company in exchange for the grant of stock options. The fair value was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-1.81%; volatility based on the Company’s historical volatility-70% and dividend yield-0. During the year ended December 31, 2010, compensation expense of approximately $3,000 was recognized. There was no compensation expense recognized during the year ended December 31, 2011 and there was no unrecognized portion of expense at December 31, 2011.

At December 31, 2011, the Company had 85,500 warrants to purchase common stock of the Company outstanding at exercise prices ranging from $0.045 to $0.07 and expiring at various dates through November 2016. In addition to the warrants granted in conjunction with loans provided to the Company by five individuals in 2010 and 2011, the Company, in November 2011, granted warrants to purchase 20,000 shares of common stock of the Company at $0.045 per share to a professional services provider related to certain fee payment considerations granted by the individual. The warrants expire in five years. A financing cost of approximately $500, representing the fair value of the warrants, was charged to income in 2011. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate 0.9%; expected volatility based on the Company’s historical volatility-72%; and dividend yield-0.

A summary of outstanding warrants follows:

	Number of Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2009	47,000	$.21 to $.27	$.23
Warrants granted	50,500	.06 and .07	.07
Outstanding at December 31, 2010	97,500	.06 to.27	.14
Warrants granted	35,000	.045 and .06	.05
Warrants expired	47,000	.21 to .27	.23
Outstanding at December 31, 2011	85,500	$.045 to $.07	$.06

	Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Exercisable warrants at year end:
2011	85,500	$.045 to $.07	$.06
Weighted average remaining contractual life (years)	3.77

At December 31, 2011, the Company has reserved 730,500 shares of common stock for possible future issuance upon exercise of 645,000 stock options and 85,500 warrants.

The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2011 or 2010.

12.	Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Year ended December 31
	2011	2010
Customer A	23%	30%
Customer B	21%	25%
Customer C	18%	9%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2011	2010
Customer A	—	75%
Customer B	82%	16%
Customer C	—	—

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Year ended December 31
	2011	2010
North America	$535,200	$569,800
Asia	150,900	61,900
South America	27,400	24,300
Europe	—	2,700

	$713,500	$658,700

13.	Subsequent Events

In February 2012, the Company sold 104,167 shares of its common stock to a non-affiliated investor for $5,000 in a private placement. In March 2012, the Company sold an additional 104,167 shares of its common stock to this investor for $5,000 in the private placement.

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (17)

3.2	Amended and Restated Bylaws (18)

4.1	Form of Certificate of Common Stock (14)

10.1†	Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (1)

10.2†	Nocopi Technologies, Inc. 1996 Stock Option Plan (2)

10.3†	Nocopi Technologies, Inc. 1998 Stock Incentive Plan (3)

10.4†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (3)

10.5	Director Indemnification Agreement (4)

10.6	Officer Indemnification Agreement (5)

10.7	Stock Purchase Agreement with Westvaco Brand Security, Inc. (6)

10.8	Registration Rights Agreement with Westvaco Brand Security, Inc. (7)

10.9	Subscription Agreement with Entrevest I Associates (8)

10.10	Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (9)

10.11	Settlement Agreement with Euro-Nocopi, S.A. (10)

10.12	Agreement of Terms with Entrevest I Associates (11)

10.13	Conversion Agreement (12)

10.14	Amendment dated July 18, 2007 to Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (15)

10.15†	Employment Agreement with Michael A. Feinstein, M.D. (16)

10.16	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated August 19, 2008 between the Company and Sovereign Bank (19)

10.17†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (20)

10.18	Patent License Agreement with Elmer’s Products, Inc. (21)

10.19†*	Employment Agreement with Terry W. Stovold

10.20 *	Conversion Agreement

14.1	Code of Ethics (13)

31.1*	Certification of Chief Financial Officer required by Rule 13a-14(a)

31.2*	Certification of Chief Executive Officer required by Rule 13a-14(a)

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Stockholders’ Deficiency; (iv) the Statements of Cash Flows, and (iv) the Notes to Financial Statements, tagged as blocks of text.

*	Exhibit filed with this Report.
†	Compensation plans and arrangements for executives and others.
(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1993
(2)	Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996 filed on March 28, 1997
(3)	Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 1998 filed on April 15, 1999
(4)	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999 filed on November 15, 1999
(5)	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999 filed on November 15, 1999
(6)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000 filed on April 17, 2001
(7)	Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000 filed on April 17, 2001
(8)	Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2002 filed on April 14, 2003
(9)	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2002 filed on April 14, 2003
(10)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2003 filed on April 14, 2004
(11)	Incorporated by reference Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2004
(12)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2004 filed on November 15, 2004
(13)	Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2004 filed on March 31, 2005
(14)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2005 filed on April 7, 2006

(15)	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2007 filed on November 14, 2007
(16)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2008 filed on August 14, 2008
(17)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008
(18)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008
(19)	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008
(20)	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2009 filed on March 31, 2010
(21)	Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2009 filed on March 31, 2010