Form 10-Q
period 2012-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2012-05-09
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,599,016 shares of common stock, par value $0.01, as of May 1, 2012

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended March 31
	2012	2011
Revenues
Licenses, royalties and fees	$104,100	$92,200
Product and other sales	63,400	132,500

	167,500	224,700

Cost of revenues
Licenses, royalties and fees	15,400	15,700
Product and other sales	47,400	69,000

	62,800	84,700

Gross profit	104,700	140,000

Operating expenses
Research and development	28,100	28,800
Sales and marketing	46,200	48,700
General and administrative	101,600	100,800

	175,900	178,300

Net loss from operations	(71,200)	(38,300)

Other income (expenses)
Reversal of accounts payable	5,600	—
Interest expense, bank charges and financing cost	(1,700)	(2,900)

	3,900	(2,900)

Net loss	$(67,300)	$(41,200)

Basic and diluted loss per common share	$(.00)	$(.00)
Basic and diluted weighted average common shares outstanding	58,465,372	57,852,041

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	March 31	December 31
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$38,000	$22,900
Accounts receivable less $5,000 allowance for doubtful accounts	63,500	31,800
Inventory	31,300	20,800
Prepaid and other	16,400	23,300

Total current assets	149,200	98,800

Fixed assets
Leasehold improvements	72,500	72,500
Furniture, fixtures and equipment	184,500	184,500

	257,000	257,000
Less: accumulated depreciation and amortization	254,200	253,300

	2,800	3,700

Total assets	$152,000	$102,500

Liabilities and Stockholders’ Deficiency
Current liabilities
Line of credit	$62,500	$68,800
Demand loans	42,500	44,000
Accounts payable	156,800	179,800
Accrued expenses	98,200	101,500
Deferred revenue	181,000	42,800

Total current liabilities	541,000	436,900

Stockholders’ deficiency
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding
2012 – 58,599,016 shares; 2011 – 58,346,466 shares	586,000	583,500
Paid-in capital	12,396,900	12,386,700
Accumulated deficit	(13,371,900)	(13,304,600)

Total stockholders’ deficiency	(389,000)	(334,400)

Total liabilities and stockholders’ deficiency	$152,000	$102,500

*	See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Three Months ended March 31
	2012	2011
Operating Activities
Net loss	($67,300)	($41,200)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	900	1,500
Reversal of accounts payable	(5,600)	—
Financing cost – warrant grants	—	600

	(72,000)	(39,100)

(Increase) decrease in assets
Accounts receivable	(31,700)	62,200
Inventory	(10,500)	8,200
Prepaid and other	6,900	15,500
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(19,500)	(6,300)
Deferred revenue	138,200	(24,000)

	83,400	55,600

Net cash provided by operating activities	11,400	16,500

Financing Activities
Repayment of borrowings under line of credit	(6,300)	(6,300)
Proceeds from demand loan	—	15,000
Repayment of demand loan	—	(15,000)
Issuance of common stock	10,000	—

Net cash provided by (used) in financing activities	3,700	(6,300)

Increase in cash	15,100	10,200
Cash at beginning of year	22,900	10,600

Cash at end of period	$38,000	$20,800

Supplemental disclosure of cash flow information
Cash paid for interest	$600	$900
Supplemental disclosure of Non Cash Financing Activities
Conversion of demand loan and interest to common stock
Demand loans	$1,500	—
Accrued expenses	$1,200	—
Common stock	$400	—
Paid-in capital	$2,300	—

*	See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2011 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2011 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2012 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Going Concern

Since its inception, the Company has incurred significant losses and, as of March 31, 2012, had accumulated losses of $13,371,900. For the three months ended March 31, 2012, the Company had a net loss from operations of $71,200. At March 31, 2012, the Company had negative working capital of $391,800 and a stockholders’ deficiency of $389,000. For the year ended December 31, 2011, the Company’s net loss from operations was $183,700. Due in part to the recession that has and is continuing to negatively impact the country’s economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business and new product lines. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.

During 2011, the Company received unsecured loans totaling $17,000 from two individuals, of which $15,000 was lent by William P. Curtis, Jr., a Director, and repaid these loans during 2011. During 2011 and the first three months of 2012, the Company raised $28,000 in a private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended, whereby 543,671 shares of the Company’s common stock were sold to two non-affiliated individual investors. Receipt of funds from these investors and from the demand loan holders has permitted the Company to continue in operation to the current date. Management of the Company believes that it will need additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined date in the near future.

Note 3. Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

At March 31, 2012, the Company had exercisable options, granted under a stock option plan that terminated in 2009, to purchase 645,000 shares of the Company’s common stock outstanding. No further stock options can be granted under the plan; however, stock options granted before the termination date may be exercised through their expiration dates. There was no unrecognized portion of expense related to stock option grants at March 31, 2012. There were no stock options granted, exercised or cancelled during the three months ended March 31, 2012.

The following table summarizes the Company’s stock option plan at March 31, 2012 and December 31, 2011:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding options – December 31, 2011	645,000	$.12 and $.45	$.32

Outstanding options – March 31, 2012	645,000	$.12 and $.45	$.32

Weighted average remaining contractual life (years)	1.39

Exercisable options – March 31, 2012	645,000	$.12 and $.45	$.32

Note 4. Line of Credit

The Company has a line of credit with a bank that, at its inception in 2008, allowed the Company to borrow up to $100,000 to provide a future source of working capital. The line of credit, which matures in September 2014, is secured by all the assets of the Company and bears interest at the bank’s prime rate plus 0.5%. At March 31, 2012, the interest rate applicable to the Company’s line of credit was 3.75%. Until the third quarter of 2010, the Company had been required to pay interest only on borrowings under the line of credit. In the third quarter of 2010, the Company was notified by the bank that the fully drawn line of credit, which had an outstanding balance of $100,000 at that time, was not being renewed. The bank offered to the Company and the Company accepted repayment terms that require the Company to repay the outstanding loan balance in forty-eight equal monthly installments of $2,083 plus interest at the bank’s prime rate plus 0.5%, beginning in October 2010. The incurrence of certain unsecured loans in 2010 and 2011 constitutes a technical violation of certain covenants under the Company’s line of credit which gives the lender certain rights, including the right to require the Company to repay immediately the entire outstanding loan balance, which was $62,500 at March 31, 2012, rather than on a monthly basis over the following thirty months. Management of the Company is taking steps to cure this violation. Should the bank require immediate prepayment, the Company’s financial condition could be materially adversely affected.

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

The following table summarizes the Company’s warrant position at March 31, 2012 and December 31, 2011:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding warrants – December 31, 2011	85,500	$.045 to $.07	$.06

Outstanding warrants – March 31, 2012	85,500	$.045 to $.07	$.06

Weighted average remaining contractual life (years)	3.52

Exercisable warrants – March 31, 2012	85,500	$.045 to $.07	$.06

Note 6. Stockholders’ Deficiency

During the first quarter of 2012, the Company sold a total of 208,334 shares of its common stock to a non-affiliated individual investor for a total of $10,000 pursuant to a private placement.

The Company, with the approval of its Board of Directors, entered into a Conversion Agreement effective March 16, 2012 with Herman M. Gerwitz, a Director, whereby $1,500 in principal of the unsecured loan owed by the Company to him, together with approximately $1,200 of accrued interest was converted into 44,216 shares of restricted common stock of the Company at $0.06 per share, the market price at the date of conversion. After giving effect to this conversion, the principal balance of the unsecured loan held by Mr. Gerwitz was reduced to $4,500.

Note 7. Other Income (Expenses)

Other income (expenses) includes, for the three months ended March 31, 2012, approximately $5,600 of accounts payable related to an invoice received during the first three months of 2002 from a professional services business that provided legal services to the Company that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired. Additionally, other income (expenses) in the first three months of 2012 and 2011 includes interest on funds borrowed under the Company’s line of credit with a bank and on unsecured loans from five individuals. Also included in other income (expenses) are financing costs incurred in the first three months of 2011 related to warrants issued in conjunction with an unsecured loan received during that period.

Note 8. Income Taxes

There is no income tax benefit for the losses for the three months ended March 31, 2012 and March 31, 2011 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.

There was no change in unrecognized tax benefits during the period ended March 31, 2012 and there was no accrual for uncertain tax positions as of March 31, 2012.

Tax years from 2008 through 2011 remain subject to examination by U.S. federal and state jurisdictions.

Note 9. Loss per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such stock options and warrants is decreased by shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three months ended March 31, 2012 and March 31, 2011, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.

Note 10. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended March 31
	2012	2011
Customer A	31%	15%
Customer B	22%	7%
Customer C	18%	—

The Company’s non-affiliate customers, whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31	December 31
	2012	2011
Customer A	82%	82%
Customer B	—	—
Customer C	—	—

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2012	2011
North America	$155,100	$134,900
Asia	12,400	62,400
South America	—	27,400

	$167,500	$224,700

Note 11. Subsequent Event

In late April 2012, the Company received an unsecured loan of $2,500 from an individual and repaid the loan, with interest at 8%, in early May 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), regarding, among other things, anticipated improvements in operations, the Company’s plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this report are forward-looking statements. The words “believe,” “expect,” “anticipate,” “should,” “plan,” “will,” “may,” “intend,” “estimate,” “potential,” “continue” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Financial Statements and related notes included elsewhere in this report as well as with the Company’s audited Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 and keeping in mind this cautionary statement regarding forward-looking information.

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

Revenues for the first quarter of 2012 were $167,500 compared to $224,700 in the first quarter of 2011, a decrease of $57,200, or approximately 25%. Licenses, royalties and fees increased by $11,900, or approximately 13%, in the first quarter of 2012 to $104,100 from $92,200 in the first quarter of 2011. The increase in licenses, royalties and fees is due primarily to higher licensing revenues from a 2010 licensee in the entertainment and toy products market, license fees from a new licensee in the entertainment and toy products market whose license commenced in the second quarter of 2011 offset in part by lower royalties from the Company’s three US licensees in the retail receipt and document fraud market. In the first quarter of 2012, the Company completed multi-year license agreements and recorded initial royalty revenue from two new licensees in the entertainment and toy products market, one of whom acquired, in 2011, an operating division of a licensee that utilized a technology license with the Company and, with the Company’s consent, assigned the technology license to the purchaser. In January 2012, the Company negotiated a new six-year license, containing guaranteed royalties for 2012, with the purchaser of the license which permits this licensee exclusively to market a specific line of products incorporating the Company’s technologies through a specific distribution channel but permitting the Company to license the covered technologies to others for applications and sale through channels of distribution not available to this licensee under the terms of the new license. In February 2012, the Company negotiated a license, expiring in 2015 and containing guaranteed minimum royalties over the term of the license, with another new licensee who also has a significant presence in the entertainment and toy products market that permits this licensee to exclusively market products with other characteristics that incorporate the Company’s technologies through a distinctly different channel of distribution. These two licensees are well known and highly regarded participants in the entertainment and toy products market with significantly greater market recognition and retail distribution in this market than the licensee who previously held the license for these specific technologies. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

Product and other sales decreased by $69,100, or approximately 52%, to $63,400 in the first quarter of 2012 from $132,500 in the first quarter of 2011. Sales of ink decreased in the first quarter of 2012 compared to the first quarter of 2011 due primarily to lower ink shipments to a third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market, offset in part by higher ink shipments to Company’s licensees in the retail receipt and document fraud market. In the first quarter of 2011, the operating division in South America of an international customer of the Company received a second shipment of entertainment and toy products that incorporate the Company’s technologies. There were no sales to this business in the first quarter of 2012. In the first quarter of 2012, the Company derived revenues of approximately $91,900 from its licensees, their authorized printers and its customers in the entertainment and toy products market compared to revenues of approximately $151,500 in the first quarter of 2011.

The Company’s gross profit decreased to $104,700, or approximately 63% of gross revenues, in the first quarter of 2012 from $140,000, or approximately 62% of gross revenues, in the first quarter of 2011. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as the Company’s overall gross profit. Primarily due to the increase in revenues from licenses, royalties and fees in the first quarter of 2012 compared to the first quarter of 2011, the gross profit from licenses, royalties and fees increased to approximately 85% in the first quarter of 2012 from approximately 83% in the first quarter of 2011.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of lower sales of inks and other products in the first quarter of 2012 compared to the first quarter of 2011, there was a lower gross profit from product and other sales of approximately 25% of revenues in the first quarter of 2012 compared to a gross profit of approximately 48% of revenues in the first quarter of 2011.

Research and development expenses $28,100 in the first quarter of 2012 were comparable to $28,800 in the first quarter of 2011.

Sales and marketing expenses decreased to $46,200 in the first quarter of 2012 from $48,700 in the first quarter of 2011. This decrease is due primarily to lower travel in the first quarter of 2012 compared to the first quarter of 2011 offset in part by higher combined salary and commission expenses. In 2011, the Board of Directors of the Company approved an employment agreement with the Company’s Director of Sales and Operations that modified the individual’s base salary and commission arrangement effective January 1, 2012.

General and administrative expenses of $101,600 in the first quarter of 2012 were comparable to $100,800 in the first quarter of 2011.

Other income (expenses) included, for the three months ended March 31, 2012, approximately $5,600 of accounts payable related to an invoice received during the first three months of 2002 from a professional services business that provided legal services to the Company that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired. Additionally, other income (expenses) in the first three months of 2012 and 2011 included interest on funds borrowed under the Company’s line of credit with a bank and on unsecured loans from five individuals. Also included in other income (expenses) are financing costs incurred in the first three months of 2011 related to warrants issued in conjunction with an unsecured loan received during that period.

The higher net loss of $67,300 in the first three months of 2012 compared to the net loss of $41,200 in the first three months of 2011 resulted primarily from a lower gross profit on a lower level of revenues in the first three months of 2012 compared to the first three months of 2011 offset in part by lower overhead expenses in the first three months of 2012 compared to the first three months of 2011 and the reversal of accounts payable that are no longer statutorily payable in the first three months of 2012.

Plan of Operation, Liquidity and Capital Resources

During the first three months of 2012, the Company’s cash increased to $38,000 at March 31, 2012 from $22,900 at December 31, 2011. During the first three months of 2012, the Company generated $11,400 from its operating activities, received $10,000 from the sale of 208,334 shares of its common stock and repaid $6,300 of its line of credit with a bank.

During the first quarter of 2012, the Company’s revenues decreased primarily as a result of lower sales of ink to the authorized printer of two of the Company’s licensees in the entertainment and toy products market and no repeat sale of products incorporating the Company’s technologies to a South American customer in the entertainment and toy products market. As the Company’s first quarter 2012 total overhead expenses were comparable to the 2011 first quarter total overhead expenses, the decrease in the gross profit resulted in an increase of the Company’s net loss to $67,300 in the first quarter of 2012 compared to $41,200 in the first quarter of 2011. The Company had positive operating cash flow of $11,400 during the first quarter of 2012. At March 31, 2012, the Company had negative working capital of $391,800 and a stockholders’ deficiency of $389,000. For the full year of 2011, the Company had a net loss of $27,300 and had positive operating cash flow of $19,300.

At December 31, 2011, the Company had negative working capital of $338,100 and a $334,400 stockholders’ deficiency. During 2010, the Company accepted an offer by a bank to repay the then outstanding balance of $100,000 under its line of credit with the bank in forty-eight equal monthly installments, plus interest, beginning in October 2010. As of March 31, 2012, the balance on the line of credit had been reduced to $62,500. During 2010 and 2011, the Company received unsecured loans totaling $67,500 from five individuals and, through March 31, 2012, repaid $17,000 of those amounts borrowed and converted $8,000 of the principal and approximately $1,900 of accrued interest into 203,304 shares of its common stock. Additionally, in the years 2010, 2011 and 2012 through the date of this report, the Company raised approximately $129,600 through the sale of 3,423,416 shares of its common stock. These borrowings and sales of common stock have allowed the Company to remain in operation through the current date. There can be no assurances that the Company will be able to secure sufficient additional funding through investments or borrowings that will allow the Company to fund losses that it presently believes will continue during 2012. The Company believes that without immediate additional investment, it may be forced to cease operations at an undetermined date in the near future.

The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market, including a new licensee with a significant presence in the entertainment and toy products market added as a result of the assignment, with the Company’s consent, of a technology license by a former licensee late in the third quarter of 2011, a licensee added in 2010 whose initial line of products that incorporate the Company’s technologies are available for purchase in certain retail outlets in the United States, an additional licensee added in the first quarter of 2011 and a new licensee with a major presence in the entertainment and toy products market with whom a multi-year license was signed in February 2012. The two most recently added licensees in the entertainment and toy products market are well known and highly regarded participants in this market with significantly greater market recognition and retail distribution in this market than the licensee who previously held the license for these specific technologies. The Company believes that these two new licensees will introduce products incorporating the Company’s technologies by the third quarter of 2012. The Company plans to continue developing applications for these licensees while expanding its licensee base in the entertainment and toy market. Additionally, the Company believes that revenue growth in the retail loss prevention market can be achieved through increased royalties and security ink sales to its licensees in this market. The Company will continue to adjust its production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets.

The Company has received and continues to seek additional capital, in the form of debt, equity or both, to support its working capital requirements. There can be no assurances that the Company will be successful in raising additional capital, or that such additional capital, if obtained, will enable the Company to generate additional revenues and positive cash flow.

The Company generates a significant portion of its total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets; over the balance of the year, such sales may be adversely affected by a continuation of the slowdown in consumer spending that has been experienced in recent years due to the current negative economic environment. As a result, the Company’s revenues, results of operations and liquidity may continue to be negatively impacted as they were during the previous two years.

Risk Factors

The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond the Company’s control. These risks could cause actual operating and financial results to differ materially from those expressed in the Company’s forward-looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC including the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 30, 2012:

Access to Capital. The Company anticipates the need to raise capital in order to fund its historical and new business operations. The ongoing crisis in the financial markets has caused serious deterioration in the net worth and liquidity of many investors, including potential investors in the Company, and seriously eroded investor confidence in general making it more difficult for the Company to raise capital. If the Company is unable to secure capital, in the form of debt, equity or both, that it believes may be needed in the near future, it may be forced to cease operations. There can be no assurances that the Company will be successful in obtaining additional investment in sufficient amounts to fund its ongoing business operations.

Line of Credit. The Company has a line of credit with a bank that, at its inception, allowed the Company to borrow a maximum of $100,000. In August 2010, after the bank indicated that it would not renew the line of credit, the Company accepted an offer by the bank to repay the then outstanding loan balance of $100,000 in forty-eight equal monthly installments of $2,083, plus interest, beginning in October 2010 and maturing in September 2014. From 2010 through the first quarter of 2012, the Company incurred unsecured loans totaling $67,500 from five individuals, repaid $17,000 of these loans and converted $8,000 of these loans, along with approximately $1,800 of accrued interest, into 203,304 shares of the Company’s common stock. The incurrence of these unsecured loans constituted a technical violation of certain covenants of the Company’s line of credit with the bank. Under the terms of the line of credit agreement, this covenant violation is an event of default whereby the bank has certain rights, including the right to require the Company to immediately repay the entire outstanding loan balance. Should the bank impose a requirement for immediate repayment of the entire outstanding loan balance, which was $62,500 at March 31, 2012, this could have a material adverse effect on the Company’s financial condition.

Dependency on Major Customers. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. To the extent the Company’s licensees are adversely affected by the current economic downturn, the Company’s revenues may also be negatively impacted. The Company had derived a significant percentage of its revenues through a licensing relationship with a major customer. Revenues obtained directly from this customer and indirectly, through the customer’s third party authorized printer, equaled approximately 41% of the Company’s revenues in 2011. Late in the third quarter of 2011, this customer sold the operating division that utilized a technology license with the Company to a business with a significant presence in the entertainment and toy products market and, with the Company’s consent, assigned the technology license to the purchaser. In January 2012, the Company negotiated a new six-year license, containing guaranteed royalties for 2012, with the purchaser of the license which permits this licensee to exclusively market a specific line of products incorporating the Company’s technologies through a specific distribution channel but permitting the Company to license the covered technologies to others for applications and sale through channels of distribution not available to this licensee under the terms of the new license. In February 2012, the Company negotiated a license, expiring in 2015 and containing guaranteed minimum royalties over the term of the license, with another new licensee who also has a significant presence in the entertainment and toy products market that permits this licensee to exclusively market products with other characteristics that incorporate the Company’s technologies through a distinctly different channel of distribution. These two licensees are well known and highly regarded participants in the entertainment and toy products market with significantly greater market recognition and retail distribution in this market than the licensee who previously held the license for these specific technologies. Revenues obtained directly from these two new licensees and indirectly, through the licensees’ third party authorized printer, equaled approximately 31% of the Company’s revenues in the first quarter of 2012. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two new licensees will generate revenues for the Company equal to or greater than its former licensee who previously marketed products incorporating the Company’s technologies in the entertainment and toy products market.

Possible Inability to Develop New Business. Management of the Company believes that any significant improvement in the Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources. The Company raised cash through additional capital investment and loans from individuals in 2011 and 2012. The Company also benefited from limiting increases in its operating expenses and reducing its operating expenses when possible. The Company’s ability to develop new revenues may depend on the extent of its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to maintain positive operating cash flow in the future.

Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition has required it to significantly defer payments due to (i) vendors who supply raw materials and other components of the lines of inks marketed by the Company and (ii) providers of professional and other services. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. The inability to obtain materials on a timely basis and the possibility that certain vendors may permanently discontinue supplying the Company with needed products and services threaten to result in delayed shipments to customers and further impact the Company’s ability to service its customers, thereby adversely affecting the Company’s relationships with its customers and licensees. There can be no assurances that the Company will be able to maintain its vendor relationships in an acceptable manner.

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

Intellectual Property. The Company relies on a combination of protections provided under applicable international patent, trademark and trade secret laws. The Company also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, its technologies may be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by its adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on the Company’s rights. The Company’s adverse liquidity situation also impacts its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. The Company is presently not aware of any patent maintenance fees due during 2012. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected, and the value of the Company’s technologies and intellectual property (including their value upon liquidation) could be substantially diminished.

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

Recently Adopted Accounting Pronouncements

As of March 31, 2012 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2012, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On each of February 10, 2012 and March 16 2012, the Company sold 104,167 shares of its Common Stock, $0.01 per share (the “Common Stock”), for $5,000, or $0.048 per share, to an individual accredited investor (who had a pre-existing relationship with the Company through a member of the Company’s Board of Directors) resulting in the total sale of 208,334 shares of Common Stock for a total purchase price of $10,000.

The Company, with the approval of its Board of Directors, entered into a Conversion Agreement effective March 16, 2012 with Herman M. Gerwitz, a Director, whereby $1,500 in principal of the unsecured loan owed by the Company to him, together with approximately $1,200 of accrued interest was converted into 44,216 shares of restricted common stock of the Company at $0.06, the market price at the date of conversion.

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

Item 3. Defaults Upon Senior Securities

During 2010 and 2011, the Company accepted unsecured loans totaling $67,500 from five individuals, repaid $17,000 of the loans received and, in 2011 and 2012, converted $8,000 of the outstanding loans plus accrued interest into 203,304 shares of its restricted Common Stock. The acceptance of these unsecured loans constituted a technical violation of certain covenants of the Company’s $100,000 line of credit with a bank. Under the terms of the line of credit agreement, this covenant violation is an event of default whereby the bank has certain rights, including the right to require the Company to immediately repay the entire outstanding loan balance, which was $62,500 at March 31, 2012.

Item 6. Exhibits

(a) Exhibits

10.21	Conversion Agreement, effective March 16, 2012, between Nocopi Technologies, Inc. and Herman M. Gerwitz

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Nocopi Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: May 8, 2012	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: May 8, 2012	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

10.21	Conversion Agreement, effective March 16, 2012, between Nocopi Technologies, Inc. and Herman M. Gerwitz.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Nocopi Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements, tagged as blocks of text.