Form 10-K
period 2014-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2015-09-11
CIK 888981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2014, 2013 and 2012

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to __________________________

Commission file number 000-20333

Nocopi Technologies, Inc.

(Exact name of registrant as specified in its charter)

Maryland	87-0406496
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

480 Shoemaker Road, Suite 104, King of Prussia, PA  19406

(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code (610) 834-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to section 12(g) of the Act:

Common Stock $0.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,037,000 at June 30, 2014 closing price of $0.019.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 58,599,016 shares of common stock, $0.01 par value at August 15, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None

NOCOPI TECHNOLOGIES, INC.

PART I

ITEM 1. BUSINESS

Introduction

This annual report on Form 10-K is a comprehensive filing for the fiscal years ended December 31, 2014, 2013 and 2012. It is being filed by us in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended. This is our first periodic filing since the quarter ended March 31, 2012. Included in this report are the audited financial statements that have not been included in annual reports on Form 10-K for the years ended since December 31, 2011, as well as summarized quarterly financial information for each of the quarters ended June 30 and September 30, 2012 and for each of the quarters ended March 31, June 30 and September 30, 2013 and 2014.

This annual report should be read together and in connection with the other reports filed by us with the SEC, including our Form 10-Qs for the quarters ended June 30, 2015 and March 31, 2015 being filed contemporaneously with this report, for a comprehensive description of our current financial condition and operating results. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place through the date of filing of this annual report with the SEC.

Background

Nocopi Technologies, Inc. (hereinafter "Nocopi", "Registrant" or the "Company") is a Maryland corporation organized in 1983 that currently develops and markets specialty reactive inks that it believes have applications in the large educational and toy products market. Registrant also develops and markets technologies for document and product authentication which it believes can reduce losses caused by fraudulent document reproduction or by product counterfeiting and/or diversion. Registrant derives its revenues primarily from licensing its technologies on an exclusive or non-exclusive basis to licensees who incorporate the technologies into their product offering and from selling products incorporating its technologies to the licensees or to their licensed printers.

For several years through December 31, 2011, Registrant experienced a decline in revenues as privately-held Elmer’s Products (Elmers), who held a license for two of Registrant’s technologies deemphasized/discontinued product lines that utilized these technologies. The lower revenues resulting from both lower licensing revenues and lower sales of ink to the licensed printer of this licensee caused significant operating losses and a decline in its financial condition during those years which, beginning in mid-2012, resulted in a period of adverse liquidity that continued until mid-2014 when revenue increases generated from two new licensees and their printer in the entertainment and toy products market began to positively impact Registrant’s cash flow. During the period of adverse liquidity that began in mid-2012, certain officers and employees of Registrant deferred salaries and commissions. Registrant also, where possible, deferred payments to certain suppliers and providers of professional services, including its auditors. In the second half of 2013, Registrant sold $105,000 of convertible debentures to seven investors. Funds raised were used to both fund working capital requirements resulting from an increase in revenues as sales of ink to the licensed printer of the new licensees increased during 2013 and to reduce certain outstanding liabilities. As further growth in revenues occurred in the first half of 2014, Registrant’s improved cash flow permitted it to address the preparation of its delinquent compliance filings as outstanding liabilities due its auditors were reduced. Registrant’s revenues increased by 18% in 2013 to $750,200 from $637,000 in 2012 and by 23% in 2014 to $922,800, primarily due to higher license fees realized and higher ink orders from the licensed printer of Registrant’s licensees in the entertainment and toy products market. The revenue increases and other cost containment measures contributed to Registrant’s return to profitability in 2013 and 2014. In 2014 and 2013, Registrant’s net income was $7,900 and $10,300, respectively, compared to a net loss of $146,100 in 2012. Registrant has experienced further revenue growth during the first half of 2015, during which it concluded a new multi-year license with one of its two major licensees in the entertainment and toy products market.

Registrant continues its efforts to raise additional capital, in the form of debt, equity or both to support its working capital requirements and to provide funding for other business opportunities. There are no assurances that Registrant will be able to attract such additional capital.

There can be no assurances that the marketing and product development activities of the Company’s licensees will produce a significant increase in operating revenues for the Company, nor can the timing of any potential revenue increases be predicted.

Entertainment and Toy Technologies and Products

Registrant’s technology for the Entertainment and Toy Products market consists of removable dyes that can be produced in a variety of colors and can be revealed by rubbing with a fingernail or other firm object such as a plastic pen cap. This technology, introduced in 2004, has been named Rub-it & Color. Registrant believes that this technology does not compromise the confidentiality of its security and authentication technologies whose chemistry is similar but the specific formulations are different for each application. Applications include children’s activity products such as coloring books without crayons or restaurant place mats, educational instruction books and testing review manuals. Registrant has obtained certifications of non-toxicity from the Consumer Products Services, Inc. and the American Society for Testing and Materials Laboratories. In late 2011, Elmer’s, a former licensee, sold a division that utilized a technology license with Registrant to a business with a significant presence in the entertainment and toy products market and, with Registrant’s consent, assigned the technology license to the purchaser. In January 2012, Registrant negotiated a new six-year license, containing guaranteed royalties for 2012, with the acquirer of the license which permits this licensee to exclusively market a specific line of products incorporating Registrant’s technologies through a specific distribution channel but permitting Registrant to license the covered technologies to others for applications and sale through channels of distribution not available to this licensee under the terms of the new license. In February 2012, Registrant negotiated a license, expiring in 2015, and containing guaranteed minimum royalties over the term of the license, with Bendon, Inc. (Bendon), an international, well-known children’s coloring and activity book publishing company that permits Bendon to exclusively market products with other characteristics that incorporate Registrant’s technologies through a distinctly different channel of distribution. In June 2015, a new four-year license with Bendon, containing guaranteed minimum royalties, was completed. These two new licensees are well known and highly regarded participants in the entertainment and toy products market with significantly greater market recognition and retail distribution in this market than Elmer’s. Both new licensees introduced their initial products incorporating Registrant’s technologies in 2012. Since 2012, revenues derived by Registrant from licensing the technologies to these two licensees and from the sale of ink to the licensed printer of the licensees have been steadily increasing. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will continue in force at the same or more favorable terms beyond their current termination dates nor can there be any assurances that the relationships with these two new licensees will generate revenues for Registrant equal to or greater than those generated by the earlier licensee.

In January 2013, Registrant, upon the expiration of a license for a technology previously held by a business in the entertainment and toy products market, expanded its relationship with the licensee who acquired the license formerly held by Elmer’s to include this technology. The licensee displayed products incorporating this technology to the marketplace at the American International Toy Fair in February 2015 and initial sales of products incorporating this technology were realized in the second quarter of 2015. There can be no assurances that this licensee will generate significant additional operating revenues for Registrant.

In March 2011, Registrant completed a multi-year license agreement with a privately-held designer of creative educational products for children granting the licensee the exclusive right to utilize Registrant’s Rub-it & Color ink technology in a newly-created vertical market in the United States. In addition to an annual license fee, Registrant receives a royalty based on units of product produced. The license was renewed in July 2014 for a period of up to three years. There can be no assurances that the marketing efforts of Registrant’s licensee will generate significant additional operating revenues for the Registrant in the future.

In November 2012, Registrant completed a multi-year license agreement with a privately-held children’s meal entertainment program provider that allows the licensee to use Registrant’s Rub-it & Color ink technology in children’s menus, placemats, butcher paper and certain other products for restaurant use and for sale in certain children’s retail outlets. In December 2014, the license was renewed for a period of six years, expiring in December 2020. There can be no assurances that the marketing efforts of Registrant’s licensee will generate significant additional operating revenues for the Registrant in the future.

In April 2013, Registrant negotiated a license with a nationally known distributor of seasonal boxed greeting cards and other products which permits the licensee to market certain products distributed by the licensee that incorporate specific technologies of the Registrant. Unless renewed, the license terminates in December 2015. The licensee introduced products incorporating Registrant’s technologies in late 2014 resulting in revenues being realized by Registrant in 2014. There can be no assurances that the marketing efforts of Registrant’s licensee will generate significant additional operating revenues for the Registrant in the future.

Registrant continues to pursue additional licensing opportunities for its technologies in the large worldwide entertainment and toy products market through direct marketing efforts and attendance at trade shows. During 2014, Registrant derived approximately 76% of its 2014 total revenues from its licensees and their licensed printers in the entertainment and toy products market compared to approximately 74% and 66%, respectively, derived from this market in 2013 and 2012. There can be no assurances that the Registrant’s available resources, even with additional investment, if obtained, for marketing and further technical development of this product line will be sufficient to increase Registrant’s revenues.

Anti-Counterfeiting and Anti-Diversion Technologies and Products

Continuing developments in copying and printing technologies have made it ever easier to counterfeit a wide variety of documents. Product labels and packaging, retail receipts, event and transportation tickets and the like are all susceptible to counterfeiting, and Registrant believes that losses from such counterfeiting have increased substantially with improvements in the copying and printing technologies. Product counterfeiting has long caused losses to manufacturers of brand name products, and Registrant believes these losses have increased as the counterfeiting of labeling and packaging has become easier.

Registrant's proprietary document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. One product incorporating these technologies has the ability to print invisibly on certain areas of a document. When authentication of certain documents is required, the invisible printing can be activated or revealed by use of a special highlighter pen. This technology is marketed under the trademark COPIMARK. Other variations of the COPIMARK technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. A related technology is Nocopi's RUB & REVEAL system, which permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as merchandise receipts, checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging such technologies allow detection of counterfeit products, the labels and packaging of which would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product. Registrant has focused recent marketing efforts on specific industries it believes may be affected by product counterfeiting. These technologies also combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). A related technology of Registrant, the invisible inkjet technology permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. Management believes that the “track and trace” capability provided by this technology can be attractive to brand owners and marketers. There are no assurances that its ongoing initiatives will result in additional revenues in the future.

Registrant currently participates in the retail receipt and document fraud market through licensing arrangements with eight printers and distributors in the United States and Canada who provide loss prevention products to retailers and other outlets. Registrant believes that these technologies are most efficiently marketed through the use of licensed printers and distributors. During 2012, Registrant and Nashua Corporation, a long-time licensee, ceased their business relationship. The termination of this relationship negatively affected its revenues from loss prevention products in 2012, 2013 and 2014. Registrant continues to use its available internal sales and technical resources to expand the number of licensees marketing its technologies in this market. During 2014, Registrant derived approximately 13% of its 2014 total revenues from its licensees in the retail loss prevention market compared to approximately 11% and 23%, respectively, derived from this market in 2013 and 2012. There can be no assurances that Registrant’s strategy for the retail loss prevention market will result in significant additional revenues and cash flow for Registrant.

Document Security Products

From its inception until 2013, Registrant offered a line of burgundy colored papers that deter photocopying and transmission by facsimile. In addition to marketing its own technologies and products, Registrant had acted as a distributor for a line of Pantograph security paper. As a result of declining sales of Registrant’s security paper, Registrant ceased selling such products in 2013.

The following table illustrates the approximate percentage of Registrant's revenues accounted for by each type of its products for each of the three last fiscal years:

	Year Ended December 31,
Product Type	2014	2013	2012

Entertainment and Toy Technologies and Products	76%	74%	66%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	24%	26%	34%
Document Security Products	–	–	–

Marketing

Registrant’s marketing approach focuses on the sufficient flexibility in its products and technologies and its ability to provide innovative, cost effective technologies for the entertainment and toy products market as well as solutions to a wide variety of counterfeiting, diversion and copier fraud problems. As a technology company, Registrant generates revenues primarily by collecting license fees and royalties from market-specific businesses that incorporate Registrant's technologies into their products and, in certain cases, sales of Registrant’s inks to these licensees and their designated manufacturers. Registrant also licenses its technologies directly to end-users.

Registrant has identified several major markets for its technologies and products, primarily the entertainment and toy product market and the anti-counterfeiting/anti-diversion market. Registrant’s adverse financial condition in the years from 2011 to the present has limited its sales efforts to direct selling by Registrant’s personnel. Sales travel, attendance at trade shows and marketing expenditures have been constrained. Current marketing efforts are focused on Registrant’s developed technologies that can be utilized in geographic or market areas not contractually committed to an existing licensee on an exclusive basis.

Except in Europe, Registrant markets its technologies generally through its own employees and, if feasible, through independent sales representatives. In Europe, certain of its security technologies are marketed by Contrast Technologies, formerly known as Euro-Nocopi, S.A., and a former affiliate of the Registrant, which holds certain European marketing rights with respect to those technologies.

Registrant continues its efforts to improve the marketing of its technologies. From 2011 to the current time, Registrant added to its licensee base in both the entertainment and toy products market and the retail receipt and document fraud market. Registrant, through its limited internal sales resources, continues its marketing efforts to potential customers in the anti-counterfeiting and anti-diversion marketplace and to prospective licensees in the entertainment and toy products market. There can be no assurances that the limited resources Registrant can dedicate to its marketing activities will result in significant additional revenues in the future.

Major Customers

During 2014, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 2014 total revenues from two non-affiliated customers who individually accounted for approximately 47% and 19%, respectively, of 2014 revenues of the Company. During 2013, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 2013 total revenues from two non-affiliated customers who individually accounted for approximately 49% and 15%, respectively, of 2013 revenues of the Company. During 2012, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 2012 total revenues from five non-affiliated customers who individually accounted for approximately 20%, 19%, 16%, 14% and 10%, respectively, of 2012 revenues of the Company.

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

Patents

Since its inception, Registrant has received various patents in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. Registrant currently has obtained patent protection on substantially all of its security inks including the RUB & REVEAL system and the Rub-it & Color technology. Registrant’s latest patent is on a certain newly developed technology that Registrant believes has applications in the entertainment and toy products market.

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

During the years ended December 31, 2014, 2013 and 2012, Registrant expended approximately $121,600, $111,900 and $109,400 respectively, on research and development.

Competition

In the area of document and product authentication and serialization, Registrant is aware of other covert and overt surface marking technologies requiring decoding implements or analytical methods to reveal certain information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes for which the Registrant markets its covert technologies. These include, among others, biological DNA codes, microtaggants, thermochromic, UV and infrared inks as well as encryption, 2D symbology and laser engraving. Nonetheless, Registrant believes its patented and proprietary technologies provide a unique and cost-effective solution to the problem of counterfeiting and gray marketing in the document and product authentication markets it has traditionally sought to exploit.

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

Employees

At August 15, 2015, Registrant had three full-time and two part-time employees.

Financial Information about Foreign and Domestic Operations

Registrant conducts its operations solely in the United States; however, it does have licensees and customers in Asia. These licensees and customers accounted for approximately 48% of Registrant’s gross revenues in 2014, approximately 51% in 2013 and approximately 15% in 2012. Certain information concerning Registrant's foreign and domestic operations is contained in Note 13 to Registrant's Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Registrant's corporate headquarters, research and ink production facilities are located at 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406. Its telephone number is (610) 834-9600. These premises consist of approximately 6,100 square feet of space in a multi-tenant building leased by the Registrant from an unaffiliated third party pursuant to a lease that commenced in January 2014 and expires in April 2019. Current monthly rent under this lease is $3,676; this amount escalates an amount of approximately three percent each year. In addition to rent, Registrant is responsible for its pro-rata share of the operating costs of the building. Registrant incurred leasehold improvement expenditures of approximately $19,700 through March 15, 2015. Registrant believes that additional leasehold improvement expenditures will not be significant. Registrant believes that this space will be adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

Registrant is not aware of any pending litigation (other than ordinary routine litigation incidental to its business where, in management's view, the amount involved is not material) to which Registrant is or may be a party, or to which any of its properties is or may be subject, nor is it aware of any pending or contemplated proceedings against it by any governmental authority. Registrant knows of no material legal proceedings pending or threatened, or judgments entered against, any director or officer of Registrant in his capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Registrant's Common Stock is currently traded on the OTC Pink tier of the over-the-counter (“OTC”) market under the symbol "NNUP". Investors can find Real-Time quotes and market information on the Company on www.otcmarkets.com. The table below presents the range of high and low sales prices of Registrant's Common Stock by calendar quarter for the last three full fiscal years and for a recent date, as reported by OTC Markets Group Inc.

	High	Low

January 1, 2012 to March 31, 2012	$.09	$.05
April 1, 2012 to June 30, 2012	$.09	$.04
July 1, 2012 to September 30, 2012	$.07	$.02
October 1, 2012 to December 31, 2012	$.03	$.01

January 1, 2013 to March 31, 2013	$.02	$.01
April 1, 2013 to June 30, 2013	$.04	$.02
July 1, 2013 to September 30, 2013	$.04	$.03
October 1, 2013 to December 31, 2013	$.03	$.01

January 1, 2014 to March 31, 2014	$.15	$.01
April 1, 2014 to June 30, 2014	$.02	$.01
July 1, 2014 to September 30, 2014	$.02	$.01
October 1, 2014 to December 31, 2014	$.02	$.01

January 1, 2015 to March 31, 2015	$.05	$.01
April 1, 2015 to June 30, 2015	$.03	$.01
July 1, 2015 to August 15, 2015	$.01	$.01

As of August 15, 2015, 58,599,016 shares of Registrant's Common Stock were outstanding. The number of holders of record of Registrant's Common Stock was approximately 600. However, Registrant estimates that it has a significantly greater number of common stockholders because a number of shares of Registrant's Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 58,599,016 shares of Common Stock which are outstanding, Registrant, at August 15, 2015, has reserved for the issuance of approximately 5,847,000 shares of its Common Stock which underlie warrants to purchase Common Stock of the Registrant and the conversion of convertible debentures and interest into Common Stock of the Registrant.

The Company did not pay dividends in 2014, 2013 or 2012 and does not anticipate paying any such dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 12 on page 24 of this report on Form 10-K.

Recent Sales of Unregistered Securities

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

On July 3, 2013, the Company issued a convertible debenture for $10,000 to an individual accredited investor, which included warrants to purchase 50,000 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share.

On July 16, 2013, the Company issued a convertible debenture for $20,000 to an individual accredited investor, which included warrants to purchase 100,000 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share.

On July 23, 2013, the Company issued a convertible debenture for $10,000 to an individual accredited investor, which included warrants to purchase 50,000 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share.

On July 24, 2013, the Company issued a convertible debenture for $20,000 to an individual accredited investor, which included warrants to purchase 100,000 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share.

On July 28, 2013, the Company issued a convertible debenture for $10,000 to an individual accredited investor, which included warrants to purchase 50,000 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share.

On July 31, 2013, the Company issued a convertible debenture for $10,000 to an individual accredited investor, which included warrants to purchase 50,000 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share.

On August 19, 2013, the Company issued a convertible debenture for $25,000 to an individual accredited investor, which included warrants to purchase 125,000 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share.

On July 8, 2014, the Company issued a convertible debenture for $22,940 to Henry C. Friedman, brother-in-law of Michael A. Feinstein, the Company’s Chairman of the Board, which included warrants to purchase 114,700 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share. The convertible debenture was issued in exchange for a $20,000 short-term loan along with accrued interest in a transaction approved by the Company’s Board of Directors.

On July 8, 2014, the Company issued a convertible debenture for $5,333 to Herman M. Gerwitz, a Director, which included warrants to purchase 26,665 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share. The convertible debenture was issued in exchange for a $4,500 short-term loan along with accrued interest in a transaction approved by the Company’s Board of Directors.

On July 22, 2014, the Company issued a convertible debenture for $5,000 to an individual accredited investor, which included warrants to purchase 25,000 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share.

The recipients of securities in these transactions had adequate access, through employment or business relationships, to information about the Company. No underwriters were involved in these transactions or received any commissions or other compensation. Proceeds of the sales of the convertible debentures were used to fund the Company’s working capital requirements.

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

The Company has based these forward-looking statements largely on its current expectations and projections about future events, financial trends, market opportunities, competition, and the adequacy of the Company’s available cash resources, which the Company believes may affect its financial condition, results of operations, business strategy and financial needs. This Form 10-K also contains forward-looking statements attributed to third parties. All such statements can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. For these reasons, and because of the uncertainty relating to the current financial conditions in today’s economic environment and the potential reduction in demand for the Company’s products, you should not consider this information to be a guarantee by the Company or any other person that its objectives and plans will be achieved. When you consider these forward-looking statements, you should keep in mind the “Risk Factors” and other cautionary statements set forth in this Item 7 and elsewhere in this Form 10-K. The Company’s forward-looking statements speak only as of the date made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes, and keeping in mind this cautionary statement regarding forward-looking information.

Introduction

This Comprehensive Form 10-K includes, in one comprehensive filing, the business and financial information for the Company for the fiscal years ended December 31, 2014, 2013 and 2012. Therefore, this Management’s Discussion and Analysis provides an analysis of the annual financial condition and results of operations for each of the years ended December 31, 2012, 2013 and 2014. The Financial Statements and Supplementary Data include summarized quarterly financial condition and results of operations for each of the quarters ended June 30 and September 30, 2012 and for each of the quarters ended March 31, June 30 and September 30, 2013 and 2014. This review should be read in conjunction with the Financial Statements and Supplementary Data, which are included in Item 8 of this Comprehensive Form 10-K.

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

Comparison of the Years ended December 31, 2014 and 2013

Revenues for 2014 were $922,800, an increase of approximately 23%, or $172,600, from $750,200 in 2013. Licenses, royalties and fees increased in 2014 by approximately 22%, or $63,700, to $358,800 from $295,100 in 2013. The increase in licenses, royalties and fees is due primarily to higher licensing revenues from a licensee in the entertainment and toy products market whose license commenced in 2012 and initial licensing revenues received from a new licensee in the entertainment and toy products market whose license commenced in 2013 offset in part by lower royalties and consulting revenues from certain licensees and consulting clients. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide. During 2013, the technology covered under an expired license was licensed to an existing licensee in the entertainment and toy products market. As this licensee spent the years 2013 and 2014 in the development of its product offering utilizing this technology, no royalties were generated by this licensee for this technology during those two years. The Company believes the licensee will introduce products incorporating this technology in 2015. Product and other sales increased by $108,900, or approximately 24%, to $564,000 in 2014 from $455,100 in 2013. The higher level of ink sales in 2014 compared to 2013 is due primarily to higher ink requirements of the licensed third party printers used by the Company’s licensees in the entertainment and toy products market. Sales of ink to the licensed printers of its licensees in the entertainment and toy products market were approximately $65,100 higher in 2014 compared to 2013. Sales of security ink to the Company’s licensees in the retail receipt and document fraud market increased by approximately $44,000 in 2014 compared to 2013. The Company derived $699,400 or approximately 76% of total revenues, from licensees and their licensed printers in the entertainment and toy products market in 2014 compared to $552,800 or approximately 74% of total revenues, in 2013. The Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by marketplace reaction to the new and improved products, economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. There can be no assurances that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions currently being experienced worldwide.

Gross profit increased to $598,500, or approximately 65% of revenues, in 2014 from $464,700, or approximately 62% of revenues, in 2013. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in 2014 compared to 2013 reflects higher product sales along with a favorable mix of product sales and higher licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Due primarily to the higher revenues in 2014 compared to 2013, the gross profit from licenses, royalties and fees increased to approximately 79% of revenues from licenses, royalties and fees in 2014 from approximately 77% in 2013.

Gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of both increased ink sales and favorable product mix, the gross profit from product and other sales increased to approximately 56% of revenues in 2014 compared to approximately 52% of revenues from product and other sales in 2013.

Research and development expenses were $121,600 in 2014 compared to $111,900 in 2013. The increase in 2014 compared to 2013 resulted primarily from higher employee salary and benefit expenses in 2014 compared to 2013.

Sales and marketing expenses of $194,500 in 2014 compared to $170,500 in 2013. The increase in 2014 compared to 2013 resulted primarily from higher commission expense in 2014 compared to 2013 resulting from a higher level of revenues in 2014 compared to 2013 and higher travel related expenses in 2014 compared to 2013.

General and administrative expenses increased to $253,400 in 2014 from $195,200 in 2013. The increase in 2014 compared 2013 is due primarily to higher employment and audit related expenses offset in part by lower legal expenses in 2014 compared to 2013. During 2014, the Company began the process of preparing the delinquent securities reports required by the SEC and therefore incurred higher officer compensation and audit expenses compared to the prior year.

Other income (expenses) in 2014 and 2013 included interest on funds borrowed under the Company’s promissory note with a bank, on unsecured loans from five individuals and on convertible notes issued in 2013 and 2014. Also included in other income (expenses) are financing costs incurred in 2013 related to warrants issued in conjunction with an unsecured loan received during that year. Other income (expenses) included, in 2013, the reversal of approximately $39,500 of accounts payable related to invoices received during 2009 from a professional services business that provided consulting services to the Company that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired.

The net income of $7,700 in 2014 compared to $10,300 in 2013 resulted primarily from a higher gross profit on a higher level of revenues in 2014 compared to 2013 offset in part by higher overhead expenses in 2014 compared 2013. Additionally, the Company did not record any income related to the reversal of accounts payable in 2014.

Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during the years ended December 31, 2014 and 2013.

Comparison of the Years ended December 31, 2013 and 2012

Revenues for 2013 were $750,200, an increase of approximately 18%, or $113,200, from $637,000 in 2012. Licenses, royalties and fees decreased in 2013 by approximately 29%, or $119,800, to $295,100 from $414,900 in 2012. During 2012, the Company’s multi-year license with a licensee in the entertainment and toy products market terminated and, as a result, no licensing fee revenue was received from this licensee in 2013. During 2013, the technology covered under this expired license was licensed to an existing licensee in the entertainment and toy products market. As this licensee spent the years 2013 and 2014 in the development of its product offering utilizing this technology, no royalties were generated by this licensee for this technology during those two years. The Company believes the licensee will introduce products incorporating this technology in 2015. In the first quarter of 2012, the Company completed multi-year license agreements and recorded initial royalty revenue from two new licensees in the entertainment and toy products market, one of whom acquired, in 2011, an operating division of a licensee that utilized a technology license with the Company and, with the Company’s consent, assigned the technology license to the purchaser. In January 2012, the Company negotiated a new six-year license, containing guaranteed royalties for 2012, with the purchaser of the license which permits this licensee exclusively to market a specific line of products incorporating the Company’s technologies through a specific distribution channel but permitting the Company to license the covered technologies to others for applications and sale through channels of distribution not available to this licensee under the terms of the new license. In 2013, the royalties generated by this licensee were significantly lower than the guaranteed royalties that were realized in 2012. In February 2012, the Company negotiated a license, expiring in 2015 and containing guaranteed minimum royalties over the term of the license, with another new licensee who also has a significant presence in the entertainment and toy products market that permits this licensee to exclusively market products with other characteristics that incorporate the Company’s technologies through a distinctly different channel of distribution. Royalties received in 2013 from this licensee were higher than the royalties received in 2012. These two licensees are well known and highly regarded participants in the entertainment and toy products market with significantly greater market recognition and retail distribution in this market than the licensee who previously held the license for these specific technologies. Additionally, the Company received lower royalty fees from the Company’s licensees in the retail receipt and document fraud market. Product and other sales increased by $233,000, or approximately 105%, to $455,100 in 2013 from $222,100 in 2012. The higher level of ink sales in 2013 compared to 2012 is due primarily to significantly higher ink requirements of the licensed third party printers used by the Company’s licensees in the entertainment and toy products market. Ink orders from the licensed printers of its licensees in the entertainment and toy products market were approximately $283,900 higher in 2013 compared to 2012. Sales of security ink to the Company’s licensees in the retail receipt and document fraud market declined by approximately $51,800 in 2013 compared to 2012. The Company derived $552,800 or approximately 74% of total revenues, from licensees and their licensed printers in the entertainment and toy products market in 2013 compared to $422,100 or approximately 66% of total revenues, in 2012. The Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by marketplace reaction to the new and improved products, economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. There can be no assurances that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted.

Gross profit increased to $464,700, or approximately 62% of revenues, in 2013 from $435,000, or approximately 68% of revenues, in 2012. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in 2013 compared to 2012 reflects higher product and other sales along with a favorable mix of product and other sales offset in part by lower licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Due primarily to the lower revenues in 2013 compared to 2012, the gross profit from licenses, royalties and fees decreased to approximately 77% of revenues from licenses, royalties and fees in 2013 from approximately 87% in 2012.

Gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of both increased ink sales and favorable product mix, the gross profit from product and other sales increased to approximately 52% of revenues in 2013 compared to approximately 33% of revenues from product and other sales in 2012.

Research and development expenses of $111,900 in 2013 were comparable to $109,400 in 2012.

Sales and marketing expenses of $170,500 in 2013 were comparable to $167,400 in 2012.

General and administrative expenses decreased to $195,200 in 2013 from $302,000 in 2012. The decrease in 2013 compared to 2012 is due primarily to lower salaries, professional fees and public company related expenses in 2013 compared to 2012 as officer compensation and audit expenses declined during 2013 compared to 2012 as the Company, during the period of adverse liquidity that began in 2012, did not prepare and file the annual and three quarterly reports required by the SEC during the year ended December 31, 2013.

Other income (expenses) includes, in 2013, the reversal of approximately $39,500 of accounts payable related to invoices received during 2009 from a professional services business that provided consulting services to the Company that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired and, in 2012, the reversal of approximately $7,800 of accounts payable related to invoices received during 2002 from a professional services business that provided legal services to the Company that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired. Additionally, other income (expenses) includes interest on funds borrowed under the Company’s promissory note with a bank, on unsecured loans from five individuals and, in 2013, on convertible debentures held by seven investors. Also included in other income (expenses) are financing costs related to warrants issued in 2013 and 2012 in conjunction with unsecured loans received during those periods.

The net income of $10,300 in 2013 compared to the net loss of $146,100 in 2012 was due primarily to higher gross profits on the higher level of revenues, lower compensation expense and professional fees and the reversal of accounts payable that are no longer statutorily payable offset in part by higher interest expense and financing cost.

Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during the years ended December 31, 2013 and December 31, 2012.

Comparison of the Years ended December 31, 2012 and 2011

Revenues for 2012 were $637,000, a decrease of approximately 11%, or $76,500, from $713,500 in 2011. Licenses, royalties and fees increased in 2012 by approximately 11%, or $41,700, to $414,900 from $373,200 in 2011. The increase in licenses, royalties and fees is due primarily to higher licensing revenues from a 2010 licensee in the entertainment and toy products market offset in part by lower royalties from the Company’s three US licensees in the retail receipt and document fraud market and lower royalties from a licensee in the entertainment and toy products market. In the first quarter of 2012, the Company completed multi-year license agreements and recorded initial royalty revenue from two new licensees in the entertainment and toy products market, one of whom acquired, in 2011, an operating division of a licensee that utilized a technology license with the Company and, with the Company’s consent, assigned the technology license to the purchaser. In January 2012, the Company negotiated a new six-year license, containing guaranteed royalties for 2012, with the purchaser of the license which permits this licensee exclusively to market a specific line of products incorporating the Company’s technologies through a specific distribution channel but permitting the Company to license the covered technologies to others for applications and sale through channels of distribution not available to this licensee under the terms of the new license. In February 2012, the Company negotiated a license, expiring in 2015 and containing guaranteed minimum royalties over the term of the license, with another new licensee who also has a significant presence in the entertainment and toy products market that permits this licensee to exclusively market products with other characteristics that incorporate the Company’s technologies through a distinctly different channel of distribution. These two licensees are well known and highly regarded participants in the entertainment and toy products market with significantly greater market recognition and retail distribution in this market than the licensee who previously held the license for these specific technologies. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company nor can the timing of any potential revenue increases be predicted.

Product and other sales decreased by $118,200, or approximately 35%, to $222,100 in 2012 from $340,300 in 2011. Sales of ink decreased in 2012 compared to 2011 due to lower ink shipments to the third party authorized printers used by the Company’s three major licensees in the entertainment and toy products market in 2012 compared to 2011 lower ink sales to the Company’s licensees in the retail receipt and document fraud market in 2012 compared to 2011. Additionally, in 2011, the operating division in South America of an international customer of the Company received a second shipment of entertainment and toy products that incorporate the Company’s technologies. There were no sales to this business in 2012. The Company derived revenues of approximately $422,100 from licensees, their authorized printers and its customers in the entertainment and toy products market in 2012 compared to revenues of approximately $429,600 in 2011.

Gross profit decreased to $435,000 in 2012, or approximately 68% of revenues, from $451,100 in 2011, or approximately 63% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit percentage in 2012 compared to 2011 results primarily from higher gross revenues from licenses, royalties and fees in 2012 compared to 2011.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. Primarily due to the increase in revenues from licenses, royalties and fees in 2012 compared to the third quarter of 2011, gross profit from licenses, royalties and fees increased to approximately 87% of revenues from licenses, royalties and fees in 2012 from approximately 84% in 2011.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. In 2012, the gross profit, expressed as a percentage of revenues, decreased to approximately 33% of revenues from product and other sales compared to approximately 40% of revenues from product and other sales in 2011 due primarily to lower sales of these products in 2012 compared to 2011.

Research and development expenses of $109,400 in 2012 were comparable to $113,700 in 2011.

Sales and marketing expenses of $167,400 in 2012 were comparable to $167,300 in 2011.

General and administrative expenses declined to $302,000 in 2012 from $353,800 in 2011. The decrease in 2012 compared to 2011 is due primarily to lower compensation expense incurred in 2012 as required SEC reports for the quarters ended June 30 and September 30 2012 were not filed a result of the Company’s adverse liquidity that began in the second half of 2012 as well as lower professional fees, insurance costs and patent related expenses in 2012 compared to 2011.

Other income (expenses) included, in 2012, the reversal of approximately $7,800 of accounts payable related to invoices received during 2002 from a professional services business that provided legal services to the Company that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired. Other income (expenses) included, in 2011, (i) a license transfer fee of $60,000, net of commission expense of $6,000, received in connection with the sale by a licensee in the entertainment and toy products market of an operating division that included, with the Company’s consent, assignment of the technology license with the Company to another business in the entertainment and toy products market during the third quarter of 2011; (ii) the reversal of approximately $74,700 of accounts payable and related accrued expenses related to invoices received during 2001 from a professional services business that provided legal services to the Company that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired; and (iii) the reversal of a total of $38,000 of accrued expenses related to (x) potential reimbursement of expenses to members of a group who in 1999 succeeded in electing four members to the Company’s Board of Directors and (y) the purchase of equipment in 2007 for which an invoice was never submitted by the supplier that the Company, with legal counsel, has determined to be no longer statutorily payable as the applicable statutes of limitations to bring such claims have expired. Additionally, other income (expenses) includes interest on funds borrowed under the Company’s promissory note with a bank and on unsecured loans from six individuals. Also included in other income (expenses) are financing costs related to warrants issued in 2012 and 2011 primarily in conjunction with unsecured loans received during those periods.

The net loss of $146,100 in 2012 compared to the net loss of $27,300 in 2011 resulted in part from lower overhead expenses offset in part by a lower gross profit on a lower level of revenues in those years. Additionally, there was no technology license transfer fee in 2012 as there was in 2011. In 2011, there were reversals of $112,700 of accounts payable and accrued expenses that were no longer statutorily payable compared to a reversal of accounts payable of $7,800 in 2012.

Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during the years ended December 31, 2012 and December 31, 2011.

Plan of Operation, Liquidity and Capital Resources

The Company’s cash was $28,000 at December 31, 2014, $52,900 at December 31, 2013 and $20,600 at December 31, 2012. During 2014, the Company’s had positive cash flow of $14,500 from its operating activities, used $20,600 for purchases of leasehold improvements and capital equipment, received $5,000 from the sale of convertible debentures, repaid $5,000 to two individual lenders and repaid the $18,800 remaining balance of its promissory note with a bank. During 2013, the Company used $48,900 in its operating activities, purchased $1,800 of capital equipment, received $105,000 from the sale of convertible debentures, borrowed $3,000 from an individual and repaid $25,000 of its promissory note with a bank. During 2012, The Company used $34,300 in its operating activities, borrowed $49,500 from two individuals and repaid $2,500 of the amounts borrowed, received $10,000 from the sale of 208,334 shares if its Common Stock and repaid $25,000 of its promissory note with a bank.

In 2014 and 2013, the Company’s revenues increased primarily as a result of sales of ink to the licensed printers of the Company’s licensees in the entertainment and toy products market and license fees generated from a license signed in 2012 with a licensee in the entertainment and toy products market. Primarily as a result of higher revenues, favorable product mix, lower compensation expense and professional fees and the reversal of certain liabilities the Company recorded net income of $7,700 and $10,300 in the years ended December 31, 2014 and 2013, respectively. The Company had positive operating cash flow of $14,500 in the year ended December 31, 2014 and negative operating cash flow of $48,900 in the year ended December 31, 2013. At December 31, 2014, the Company had negative working capital of $424,500 and a stockholders’ deficiency of $438,200. At December 31, 2013, the Company had negative working capital of $350,600 and stockholders’ deficiency of $447,800. For the full year of 2012, the Company had a net loss of $146,100 and had negative operating cash flow of $34,300 during the year. At December 31, 2012, the Company had negative working capital of $467,200 and stockholders’ deficiency of $466,600.

During 2010, the Company accepted an offer by a bank to repay the then outstanding balance of $100,000 under its line of credit, received in 2008, with that bank in forty-eight equal monthly installments, plus interest, beginning in October 2010. The remaining outstanding balance was repaid in July 2014. During 2012 and 2013, the Company received unsecured loans totaling $52,500 from two individuals. Through December 31, 2014, the Company repaid $7,500 of $96,500 in unsecured loans borrowed from five individuals, converted $1,500 of the principal of the unsecured loans and approximately $1,200 of accrued interest into 44,216 shares of its common stock and exchanged $24,500 of the principal of the unsecured loans and approximately $3,800 of accrued interest for convertible debentures totaling approximately $28,300. In 2014 and 2013, the Company raised $110,000 through the sale of convertible debentures to eight investors. Additionally, in 2012, the Company raised $10,000 through the sale of 208,334 shares of its common stock. These borrowings and sales of common stock have allowed the Company to remain in operation through the current date.

Management of the Company believes that it may need to obtain additional capital in the future to support the working capital requirements associated with its existing revenue base and to fund potential operating losses that it believes may occur as the state of the worldwide economy remains uncertain. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company operate profitably in the future and develop new revenue sources to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined time in the future.

There can be no assurances that the Company will be successful in obtaining additional investment. There can be no assurances that revenues in future periods will be sustained at levels that will allow it to achieve and maintain positive cash flow.

The Company continues to maintain a cost containment program including curtailment, where possible, of discretionary research and development and sales and marketing expenses.

The Company’s plan of operation for the twelve months beginning with the date of this annual report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market including two licensees with significant presences in the entertainment and toy products market who have been marketing products incorporating the Company’s technologies since 2012. These two licensees in the entertainment and toy products market are well known and highly regarded participants in this market with very significant market recognition and retail distribution in this market. In 2013, the Company licensed a technology that had previously been licensed to a separate business to one of these two businesses in the entertainment and toy products market and believes that the initial introduction of products incorporating the Company’s technologies will occur in 2015. The Company has three additional licensees who currently market products in three specific segments of the entertainment and toy products market. The Company plans to continue developing applications for these licensees while expanding its licensee base in the entertainment and toy market. Additionally, the Company believes that revenue growth in the retail loss prevention market can be achieved through increased security ink sales to its licensees in this market. The Company will continue to adjust its production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. There can be no assurances that these efforts will enable the Company to generate additional revenues and positive cash flow.

The Company has received and continues to seek additional capital, in the form of debt, equity or both, to support its working capital requirements. There can be no assurances that the Company will be successful in raising additional capital, or that such additional capital, if obtained, will enable the Company to generate additional revenues and positive cash flow.

The Company generates a significant portion of its total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. During the year, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment. As a result, the Company’s revenues, results of operations and liquidity may be negatively impacted as they were in previous years.

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

Limited Interim Historical Information. This comprehensive annual report on Form 10-K contains summarized quarterly financial information for each of the quarters ended June 30 and September 30, 2012 and for each of the quarters ended March 31, June 30 and September 30, 2013 and 2014. As the complete periodic filings for those periods have not been filed, certain financial information, disclosures and discussions normally contained in a Form 10-Q are not included in this Form 10-K. The omission of the information that would have been contained in these periodic filings leaves current and prospective investors, customers, employees and others without this source of information about the Company’s business achievements and prospects and may negatively impact the Company’s business opportunities and its ability to raise capital. There can be no assurances that the Company will be able to remain current with its required SEC filing obligations in the future.

Access to Capital. The Company anticipates that it may need to raise capital in the future to fund its historical and new business operations. Negative or uncertain global economic conditions could make it more difficult for the Company to raise capital. If the Company is unable to secure capital, if needed, in the future, in the form of debt, equity or both, it may be forced to cease operations. There can be no assurances that, if required, the Company will be successful in obtaining additional investment in sufficient amounts to fund its ongoing business operations.

Dependency on Major Customers. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. To the extent that the Company’s licensees are adversely affected by negative economic conditions, the Company’s revenues may also be negatively impacted. The Company has derived a significant percentage of its revenues through licensing relationships with two major customers. Revenues obtained directly from these customers and indirectly, through the customers’ third party licensed printer, equaled approximately 68% of the Company’s revenues in 2014. The Company also has, from time to time, substantial receivables from these businesses. The Company has a license agreement containing guaranteed minimum royalties expiring in 2019 with one of these two licensees and a license with the second that expires in 2017. Products incorporating the Company’s technologies that are sold by these two licensees have certain dissimilar characteristics and are marketed generally through distinctly different channels of distribution. These two licensees are well known and highly regarded participants in the entertainment and toy products market. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two new licensees will generate increased revenues for the Company in the future.

Possible Inability to Develop New Business. While the Company raised cash through additional capital investment, sales of convertible debentures and loans from individuals in 2012, 2013 and 2014, it limited increases in its operating expenses, reduced its operating expenses when possible and deferred payment of certain obligations to employees and service providers. Management of the Company believes that any significant improvement in the Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to return to and maintain positive operating cash flow in the future.

Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition has required it from time to time to significantly defer payments due to (i) vendors who supply raw materials and other components of its security inks, (ii) providers of professional and other services and (iii) certain employees to whom salary and sales commissions are owed. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. The inability to obtain materials on a timely basis and the possibility that certain vendors may permanently discontinue supplying the Company with needed products and services may result in delayed shipments to customers and further impact the Company’s ability to service its customers, thereby adversely affecting the Company’s relationships with its customers and licensees. There can be no assurances that the Company will be able to maintain its vendor relationships in an acceptable manner.

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

Volatility of Stock Price. The market price for the Company’s common stock has historically experienced significant fluctuations and may continue to do so. With the exception of 2007, 2013 and 2014 from its inception, the Company has operated at a loss and has not produced revenue levels traditionally associated with publicly-traded companies. The Company’s common stock is not listed on a national or regional securities exchange and, consequently, the Company receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow the Company’s stock and its stock is thinly traded. The Company’s market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.

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

Economic Conditions. The Company’s revenue is susceptible to changes in general economic conditions. The Company’s sales, liquidity and overall results of operations may be negatively affected by decreasing consumer confidence, slowdowns in consumer spending or other downturns in the U.S. economy as a whole or in any geographic markets from which the Company derives revenue. In addition, these factors may result in decreased customer and licensee demand for the Company’s products and may negatively impact the Company’s ability to develop new customers and licensees. Due to uncertainties surrounding the worldwide economy, the Company is unable to predict the effect of such conditions on its customers and licensees. Consequently, the Company cannot predict the scope or magnitude of the negative effect resulting from ongoing global financial uncertainties or economic slowdowns.

Recently Adopted Accounting Pronouncements

As of December 31, 2014 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Management is assessing the impact of the adoption to the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (1992).” Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors, officers and named executive of the Company, their ages, present positions with the Company, and a summary of their business experience are set forth below.

Michael A. Feinstein, M.D., 68, Chairman of the Board of Directors since December 1999 and Nocopi’s Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than thirty years, serving for more than twenty-five years as the President of a group medical practice which includes three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle University and his M.D. from Jefferson Medical College. He has represented Nocopi in numerous licensing negotiations, governmental meetings and capital raises. The Board of Directors believes that Dr. Feinstein’s considerable personal experience as a business owner and investor in publicly traded businesses makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.

Herman M. Gerwitz, CPA, 61, a director since May 2005, is the Treasurer of Keystone Property Group. Mr. Gerwitz has been with Keystone full time since 1998 and has been responsible for all the financial matters of a Real Estate Development Company that has grown to over 3 million square feet of commercial real estate and a $100,000,000 Real Estate Fund. Prior to joining Keystone, Mr. Gerwitz has spent 20 years as a partner in a public accounting firm. He has received a BBA from Temple University with master’s coursework at Widener University. He has been a member of both the Pennsylvania and American Institutes of Certified Public Accountants since 1983. The Board of Directors believes that Mr. Gerwitz’ many years as a Certified Public Accountant and his subsequent business management experience make him well suited to serve as a member of Nocopi Technologies’ Board of Directors and to serve on its Audit Committee.

Richard Levitt, 58, a director since December 1999, has been engaged in the computer and services segment of the computer industry since 1981. Mr. Levitt is currently a Senior Account Executive for Dell Computer in Pittsburgh, PA. He is in the Large Enterprise Group and is responsible for developing major accounts in Western Pennsylvania. Mr. Levitt has been with Dell since November 2005. In 2009, Mr. Levitt was awarded the “Circle of Excellence” award by Dell which is Dell’s highest corporate award given to less than 1% of its sales and support employees. In addition, he was awarded over the past three years the “Top Team Performer” and “Regional Top Performer” awards. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years grew to over 100 employees and $50 million in annual sales. Since founding XiTech, Mr. Levitt served as one of its corporate principals, as a Network Consultant and as the Manager of its Network Sales Force. Mr. Levitt left XiTech in 2004. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University. The Board of Directors believes that Mr. Levitt’s sales and marketing experience in technology-based businesses, including start-ups and smaller businesses, makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.

Philip B. White, 77, has been a director since August 2006. Mr. White is currently an international consultant in the private sector providing regulatory and industry standards advice to international companies regulated by the Food and Drug Administration, the Consumer Product Safety Commission, and the Environmental Protection Agency. He also served as a Technical Advisor and Regulatory Liaison to Nocopi from 2002 to 2005. Before establishing his own global consulting practice in 2000, Mr. White was, from 1994 to 2000, Director of Medical Device Consulting at the international firm of AAC Consulting Group (now Kendle), Rockville, MD. In 1994, Mr. White retired from a 33-year career with the U.S. Food and Drug Administration. His last FDA position was Director of the Office of Standards and Regulations in the Center for Devices and Radiological Health. Previous FDA positions included Regional Director of FDA’s enforcement activities in the Southwestern Region, Deputy FDA Assistant Commissioner for Program Coordination, and Supervisory Food and Drug Inspector. He has served on the Board of Directors of the American National Standards Institute, the Association for Advancement of Medical Instrumentation, and the Regulatory Affairs Professionals Society. He is a 1961 graduate of Wilkes University, Wilkes-Barre, PA with a B.A. Degree in Biology. He also did graduate studies in 1967 and 1968 specializing in the Federal Food Drug and Cosmetic Act at the New York University Graduate Law School in New York City. The Board of Directors believes that Mr. White’s considerable experience with consumer product safety and regulatory matters gained from his many years at the Food and Drug Administration makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.

Terry W. Stovold, 51, Chief Operating Officer, has been employed by Nocopi for more than twenty-five years. Mr. Stovold previously served as the Company’s Director of Operations and Sales. Mr. Stovold received a Forestry Technician College degree from Algonquin College and studied business at McGill University. He holds numerous U.S. and foreign patents in the fields of printing technology and printing inks.

Rudolph A. Lutterschmidt, 68, has been Vice President and Chief Financial Officer of the Company for more than five years, serving in this capacity on a part-time basis since January 2000. Mr. Lutterschmidt has been a consultant to several southeast Pennsylvania businesses. He is a graduate of Syracuse University.

The terms of the current directors will expire at the 2015 annual meeting of stockholders of the Company.

Corporate Governance

The Board of Directors has determined that all of the directors, with the exception of Michael A. Feinstein, M.D., who serves as Chief Executive Officer, are independent as that term is defined by the SEC. The Company did not make any material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors during 2014.

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

Based solely on the Company’s review of the copies of any Section 16(a) forms received by it, the Company believes that with respect to the fiscal year ended December 31, 2014, all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for 2014, 2013 and 2012 earned by Michael A. Feinstein, M.D., the Company’s Chairman who has served since February 2000 as the Company’s Chief Executive Officer and Terry W. Stovold, the Company’s Chief Operating Officer, the only employee to receive compensation in 2014 greater than $100,000 (the “Named Executive”).

SUMMARY COMPENSATION TABLE

						Nonequity	Nonqualified
Name						incentive	deferred
and				Stock	Option	plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael A. Feinstein, M.D.	2014	85,000							85,000
Chairman, President and	2013	85,000							85,000
Chief Executive Officer	2012	85,000							85,000

Terry W. Stovold	2014	75,000	1,000					55,200 (1)	131,200
Chief Operating Officer	2013	75,000	1,000					44,700 (1)	120,700
	2012	75,000						41,200 (1)	116,200

———————

(1) Sales commissions

Dr. Feinstein entered into a written employment agreement effective June 1, 2008 under which he serves as President and Chief Executive Officer of the Company for an initial term of three years with successive one year renewal terms. In accordance with the terms of the employment agreement, the employment agreement renewed on December 1, 2014 for a period of one year effective June 1, 2015. The employment agreement provides for an annual base salary of $85,000 which may be increased annually at the discretion of the Board of Directors and an annual performance bonus determined by the Board of Directors. In certain situations, including a change in control, Dr. Feinstein may be eligible to receive his base salary for a period of up to twelve months following the termination of employment. The employment agreement prohibits him from competing with the Company during the term of this agreement and for two years after the termination of his employment with the Company. During 2014, 2013 and 2012, Dr. Feinstein deferred approximately $85,000, $71,800 and $45,600, respectively, of salary owed to him for those years. At December 31, 2014, Dr. Feinstein was owed a total of approximately $215,400 of salary deferred by him.

Mr. Stovold entered into a written employment agreement effective April 1, 2011 under which he served as the Company’s Director of Operations and Sales for an initial term of three years with successive one year renewal terms. The employment agreement provides for a base salary set by the Company’s Board of Directors, which is currently set at $75,000 per year beginning on January 1, 2012, along with a commission of seven percent on sales generated by his efforts. In certain situations, including a change in control, Mr. Stovold may be eligible to receive his base salary for a period of up to six months following the termination of employment. The employment agreement prohibits him from competing with the Company during the term of the agreement and for one year after the termination of his employment with the Company. At December 31, 2014, Mr. Stovold was owed approximately $48,400 of commissions related to sales realized in 2014 through his efforts. In July 2014, the Company’s Board of Directors appointed Mr. Stovold Chief Operating Officer of the Company. There were no changes to the employment agreement with Mr. Stovold resulting from this appointment.

There are no outstanding stock or option awards at fiscal year end.

If Dr. Feinstein’s employment is terminated as a result of a change in control, Dr. Feinstein is entitled to receive severance payments equal to twelve months of his then base salary. If Mr. Stovold’s employment is terminated as a result of a change in control, Mr. Stovold is entitled to receive severance payments not to exceed six months of his then base salary.

Director Compensation

The following table summarizes compensation earned by the Company’s non-executive directors for the year ended December 31, 2014. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of the Company.

DIRECTOR COMPENSATION

				Nonequity	Nonqualified
	Fees			incentive	deferred
	earned or	Stock	Option	plan	compensation	All other
	paid in cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Herman M. Gerwitz (1)	0	0	0	0	0	0	0
Richard Levitt	0	0	0	0	0	0	0
Philip B. White	0	0	0	0	0	0	0

———————

(1) Mr. Gerwitz held 3,000 exercisable warrants at December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 15, 2015, the stock ownership of (1) each person or group known by the Registrant to beneficially own 5% or more of Registrant’s Common Stock and (2) each director and Named Executive (as set forth under the heading “Executive Compensation”) individually, and (3) all directors and executive officers of the Company as a group. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania, 19406.

Common Stock

	Number
	of Shares	Percentage
	Beneficially	of
Name of Beneficial Owner	Owned	Class (1)
5% Stockholders
Philip N. Hudson P.O. Box 160892 San Antonio, TX 78280-3092 (2)	5,357,000	9.1%
Westvaco Brand Security, Inc. One High Ridge Park Stamford, CT 06905 (3)	3,917,030	6.7%
Ross. L Campbell 675 Lewis Lane Ambler, PA 19002 (4)	3,264,457	5.6%

Directors, Officers and Named Executive
Michael A Feinstein, M.D. (5)	3,109,881	5.3%
Herman M. Gerwitz (6)	376,549	*
Richard Levitt	299,000	*
Philip B. White	231,745	*
Terry W. Stovold	0	*
All Executive Officers and Directors as a Group (6 individuals) (7) .	4,017,775	6.9%

———————

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

(2)	As reflected in a Schedule 13D dated August 11, 2008 filed on behalf of Philip N. Hudson and subsequent open market purchases as reported to the Company by Mr. Hudson.
(3)	As reflected in a Schedule 13D dated March 14, 2001 filed on behalf of Westvaco Brand Security, Inc.
(4)	As reflected in a Schedule 13D dated April 4, 2005 filed on behalf of Ross L. Campbell.
(5)	Includes 734,000 shares held by a pension plan of which Dr. Feinstein is a trustee and 100,000 shares held in an IRA.
(6)

Includes 50,000 shares held by a trust on behalf of a child of Mr. Gerwitz, 72,500 shares held by a child of Mr. Gerwitz, 6,000 shares held in an IRA, and presently exercisable warrants to purchase 3,000 shares of Common Stock.

(7)	Includes presently exercisable warrants to purchase 3,000 shares of Common Stock.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2014

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Warrants issued in connection with convertible debentures, short-term loans and financing considerations (1)	802,365	$0.025	-0-
Total	802,365	$0.025	-0-

———————

(1)

Warrants issued in connection with the sale of convertible debentures totaling $138,273 in 2014 and 2013, the receipt of short term-notes totaling $115,500 from 2010 through 2013, and, in 2011, to a professional services provider related to certain fee payment considerations were approved by the Board of Directors. The warrants expire from five to seven years from the date of issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2012, with Board of Directors approval, the Company converted $1,500 of the remaining $6,000 of an unsecured loan held by Herman M. Gerwitz, a director, together with approximately $1,200 of accrued interest, into unregistered shares of its Common Stock and issued 44,216 shares at $0.06 per share to Mr. Gerwitz.

During 2012, the Company received an unsecured loan of $20,000 from Dr. Feinstein’s brother-in-law and issued warrants, expiring in five years, to purchase 20,000 shares of its Common Stock at $0.03 to this individual.

During 2014, with Board of Directors approval, the Company exchanged a $4,500 short-term loan held by Herman M. Gerwitz, a Director, together with accrued interest, for a $5,333 convertible debenture which included warrants to purchase 26,665 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share.

During 2014, with Board of Directors approval, the Company exchanged a $20,000 short-term loan held by Dr. Feinstein’s brother-in-law together with accrued interest, for a $22,940 convertible debenture which included warrants to purchase 114,700 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share.

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

Audit Fees

During 2014, 2013 and 2012, the aggregate fees billed for professional services rendered by Registrant’s principal accountant for the audit of Registrant’s annual financial statements and review of its quarterly financial statements were $35,000, $0 and $28,000, respectively.

Audit-Related Fees

During 2014, 2013 and 2012, there were no fees billed for audit-related services.

Tax Fees

During 2014, 2013 and 2012, the aggregate fees billed for professional services rendered by Registrant’s principal accountant for tax compliance, tax advice and tax planning were $0, $3,500 and $0, respectively.

All Other Fees

During 2014, 2013 and 2012, there were no fees billed for products and services provided by Registrant’s principal accountant other than those set forth above.

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

NOCOPI TECHNOLOGIES, INC.

Date: September 11, 2015	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
	Title:	Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 11, 2015
Michael A. Feinstein, M.D.

/s/ Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	September 11, 2015
Rudolph A. Lutterschmidt

/s/ Herman M. Gerwitz	Director	September 11, 2015
Herman M. Gerwitz

/s/ Richard Levitt	Director	September 11, 2015
Richard Levitt

/s/ Philip B. White	Director	September 11, 2015
Philip B. White

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of Nocopi Technologies, Inc.

King of Prussia, Pennsylvania

We have audited the accompanying balance sheets of Nocopi Technologies, Inc. as of December 31, 2014, 2013 and 2012, and the related statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2014. Nocopi Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2014, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company continues to have a working capital deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

September 11, 2015

Nocopi Technologies, Inc.

Balance Sheets*

	December 31
	2014	2013	2012
Assets

Current assets
Cash	$28,000	$52,900	$20,600
Accounts receivable less $5,000 allowance for doubtful
accounts	287,800	237,100	68,500
Inventory	43,500	28,500	26,000
Prepaid and other	18,800	31,500	23,800
Total current assets	378,100	350,000	138,900

Fixed assets
Leasehold improvements	19,700	72,500	72,500
Furniture, fixtures and equipment	176,800	186,300	184,500
	196,500	258,800	257,000
Less: accumulated depreciation and amortization	178,400	257,300	256,400
	18,100	1,500	600
Total assets	$396,200	$351,500	$139,500

Liabilities and Stockholders’ Deficiency

Current liabilities
Promissory note	$–	$18,800	$43,800
Demand loans	63,000	92,500	89,500
Convertible debentures	102,900	–	–
Accounts payable	160,300	169,500	245,600
Accrued expenses	383,000	306,000	201,200
Deferred revenue	93,400	113,800	26,000
Total current liabilities	802,600	700,600	606,100

Commitments and contingencies

Convertible debentures, net of unaccreted discount of $1,400 at December 31, 2014 and $6,300 at December 31, 2013	31,800	98,700	–

Stockholders’ deficiency
Series A preferred stock, $1.00 par value, Authorized - 300,000 shares, Issued and outstanding - none	–	–	–
Common stock, $0.01 par value, Authorized - 75,000,000 shares, Issued and outstanding - 58,599,016 shares	586,000	586,000	586,000
Paid-in capital	12,408,500	12,406,600	12,398,100
Accumulated deficit	(13,432,700)	(13,440,400)	(13,450,700)
	(438,200)	(447,800)	(466,600)
Total liabilities and stockholders’ deficiency	$396,200	$351,500	$139,500

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Operations*

	Years ended December 31
	2014	2013	2012

Revenues
Licenses, royalties and fees	$358,800	$295,100	$414,900
Product and other sales	564,000	455,100	222,100
	922,800	750,200	637,000

Cost of revenues
Licenses, royalties and fees	75,600	67,200	52,500
Product and other sales	248,700	218,300	149,500
	324,300	285,500	202,000
Gross profit	598,500	464,700	435,000

Operating expenses
Research and development	121,600	111,900	109,400
Sales and marketing	194,500	170,500	167,400
General and administrative	253,400	195,200	302,000
	569,500	477,600	578,800
Net income (loss) from operations	29,000	(12,900)	(143,800)

Other income (expenses)
Reversal of accounts payable	–	39,500	7,800
Interest income	300	–	–
Interest expense, bank charges, financing cost and accretion of interest	(21,600)	(16,300)	(10,100)
	(21,300)	23,200	(2,300)
Net income (loss)	$7,700	$10,300	$(146,100)

Net income (loss) per common share
Basic	$.00	$.00	$(.00)
Diluted	$.00	$.00	$(.00)

Weighted average common shares outstanding
Basic	58,599,016	58,599,016	58,565,605
Diluted	58,600,690	58,687,694	58,565,605

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statement of Stockholders’ Deficiency*

For the Period January 1, 2012 through December 31, 2014

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2012	58,346,466	$583,500	$12,386,700	$(13,304,600)	$(334,400)

Sales of common stock	208,334	2,100	7,900		10,000

Conversion of demand notes and interest	44,216	400	2,300		2,700

Fair value of warrants issued to demand loan holders			1,200		1,200

Net loss				(146,100)	(146,100)
Balance - December 31, 2012	58,599,016	586,000	12,398,100	(13,450,700)	(466,600)

Fair value of warrants issued to demand loan holder			100		100

Fair value of warrants issued to convertible debenture holders			8,400		8,400

Net income				10,300	10,300
Balance - December 31, 2013	58,599,016	586,000	12,406,600	(13,440,400)	(447,800)

Fair value of warrants issued to convertible debenture holders			1,900		1,900

Net income				7,700	7,700
Balance - December 31, 2014	58,599,016	$586,000	$12,408,500	$(13,432,700)	$(438,200)

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

	Years ended December 31
	2014	2013	2012
Operating Activities
Net income (loss)	$7,700	$10,300	$(146,100)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	4,000	900	3,100
Reversal of accounts payable	–	(39,500)	(7,800)
Financing cost – warrant grants	–	100	1,200
Accretion of interest – convertible debentures	4,600	2,100	–
	16,300	(26,100)	(149,600)

(Increase) decrease in assets
Accounts receivable	(50,700)	(168,600)	(36,700)
Inventory	(15,000)	(2,500)	(5,200)
Prepaid and other	12,700	(7,700)	(500)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	71,600	68,200	174,500
Deferred revenue	(20,400)	87,800	(16,800)
	(1,800)	(22,800)	115,300
Net cash provided by (used in) operating activities	14,500	(48,900)	(34,300)

Investing Activities
Additions to fixed assets	(20,600)	(1,800)	–
Net cash used in investing activities	(20,600)	(1,800)	–

Financing Activities
Repayment of borrowings under promissory note	(18,800)	(25,000)	(25,000)
Proceeds from demand loans	–	3,000	49,500
Repayment of demand loans	(5,000)	–	(2,500)
Proceeds from convertible debentures	5,000	105,000	–
Issuance of common stock	–	–	10,000
Net cash provided by (used in) financing activities	(18,800)	83,000	32,000
Increase (decrease) in cash	(24,900)	32,300	(2,300)
Cash
Beginning of year	52,900	20,600	22,900
End of year	$28,000	$52,900	$20,600

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows (Continued)*

	Years ended December 31
	2014	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$300	$1,200	$2,200

Supplemental disclosure of Non Cash Investing Activities
Write-off of fully depreciated leasehold improvements and furniture fixtures and equipment
Accumulated depreciation and amortization	$(82,900)	–	–
Leasehold improvements	$72,500	–	–
Furniture, fixtures and equipment	$10,400	–	–

Supplemental Disclosure of Non Cash Financing Activities
Conversion of demand loans and interest to convertible debentures
Demand loans	$24,500	–	–
Accrued expenses	$3,800	–	–
Convertible debentures	$26,400	–	–
Paid-in capital	$1,900	–	–

Conversion of demand loans and interest to common stock
Demand loans	–	–	$1,500
Accrued expenses	–	–	$1,200
Common stock	–	–	$400
Paid-in capital	–	–	$2,300

*The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

Accounts receivable and credit policies - Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days old are considered delinquent.

The carrying amount of accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

Inventory consists primarily of ink components and is stated at the lower of cost (determined by the first-in, first-out method) or market.

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

Revenues - In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605, Revenue Recognition, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenue is reasonably assured. Subject to these criteria, the Company will generally recognize revenue upon shipment of product. Revenue from license fees and royalties will be recognized as earned over the license term.

Income taxes - Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

Fair value - The carrying amounts reflected in the balance sheets for cash, receivables, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments. The carrying amount of the demand loans and the line of credit approximates fair value since the interest rate associated with the debt approximates the current market interest rates.

Earnings (loss) per share - The Company follows FASB ASC 260 resulting in the presentation of basic and diluted earnings per share. Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock.

The table below presents the computation of basic and diluted weighted average common shares outstanding:

	2014	2013	2012
Basic shares outstanding	58,599,016	58,599,016	58,565,605
Incremental shares from assumed conversion of stock options and warrants	1,674	88,678	–
Diluted shares outstanding	58,600,690	58,687,694	58,565,605

Comprehensive income (loss) - The Company follows FASB ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

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

Recently Adopted Accounting Pronouncements

As of December 31, 2014 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Management is assessing the impact of the adoption to the financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

3. Going Concern

Since its inception, with the exception of the years ended December 31, 2007 and December 31, 2013 and December 13, 2014, during which it generated net income of $386,000 and $10,300 and $7,700, respectively, the Company has incurred significant losses and, as of December 31, 2014, had accumulated losses of $13,432,700. For the year ended December 31, 2014, the Company had net income from operations of $29,000. For the years ended December 31, 2013 and December 31, 2012, the Company’s had a net loss from operations of $12,900 and $143,800, respectively. The Company had negative working capital of $424,500 at December 31, 2014, $350,600 at December 31, 2013 and $467,200 at December 31, 2012. Due in part to uncertainties in the US economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to sustain profitability and return to positive cash flow in the future.

During 2014, the Company sold a $5,000 convertible debenture to an investor. During 2013, the Company sold convertible debentures totaling $105,000 to six individuals and a trust and received an unsecured loan of $3,000 from an individual. During 2012, the Company received unsecured loans totaling $49,500 from two individuals and repaid $2,500 of these loans during 2012. In 2012, the Company raised $10,000 in a private placement exempt from registration under section 4(2) of the Securities Act of 1933, as amended, whereby 208,334 shares of the Company’s common stock were sold to two non-affiliated individual investors. Receipt of funds from these investors and from the demand loan holders have allowed the Company to remain in operation through the current date. Management of the Company believes that it may need additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined future date.

The Company’s independent registered public accountants have included a “going concern” explanatory paragraph in their audit report accompanying the 2014 financial statements. The paragraph states that the Company’s continuing working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivables. At December 31, 2014, the Company did not have deposits with a financial institution that exceed the FDIC deposit insurance coverage of $250,000. There is a concentration of credit risk with respect to accounts receivable due to the number of major customers.

5. Demand Loans

In April 2012, the Company received an unsecured loan of $2,500 from an individual and repaid the loan, with interest at 8%, in May 2012.

In July 2012, the Company received an unsecured loan of $5,800 from an individual. The loan bears interest at 8% and is payable on demand. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 5,800 shares of common stock of the Company at $0.06 per share to this individual. The warrants expire in five years. A financing cost of approximately $200, representing the fair value of the warrants, was charged to income in the third quarter of 2012. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-.64%; expected volatility based on the Company’s historical volatility-108%; and dividend yield-0.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

In July 2012, the Company received an unsecured loan of $3,000 from an individual. The loan bears interest at 8% and is payable on demand. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 3,000 shares of common stock of the Company at $0.06 per share to this individual. The warrants expire in five years. A financing cost of approximately $100, representing the fair value of the warrants, was charged to income in the third quarter of 2012. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-.60%; expected volatility based on the Company’s historical volatility-108%; and dividend yield-0.

In August 2012, the Company received an unsecured loan of $3,500 from an individual. The loan bears interest at 8% and is payable on demand. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 3,500 shares of common stock of the Company at $0.07 per share to this individual. The warrants expire in five years. A financing cost of approximately $100, representing the fair value of the warrants, was charged to income in the third quarter of 2012. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-.61%; expected volatility based on the Company’s historical volatility-108%; and dividend yield-0.

In September 2012, the Company received an unsecured loan of $20,000 from an individual. The loan bears interest at 8% and is payable on demand. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 20,000 shares of common stock of the Company at $0.03 per share to this individual. The warrants expire in five years. A financing cost of approximately $400, representing the fair value of the warrants, was charged to income in the third quarter of 2012. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-.68%; expected volatility based on the Company’s historical volatility-110%; and dividend yield-0.

In October 2012, the Company received an unsecured loan of $3,000 from an individual. The loan bears interest at 8% and is payable on demand. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 3,000 shares of common stock of the Company at $0.03 per share to this individual. The warrants expire in five years. A financing cost of approximately $100, representing the fair value of the warrants, was charged to income in the fourth quarter of 2012. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-.67%; expected volatility based on the Company’s historical volatility-113%; and dividend yield-0.

In October 2012, the Company received an unsecured loan of $3,700 from an individual. The loan bears interest at 8% and is payable on demand. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 3,700 shares of common stock of the Company at $0.025 per share to this individual. The warrants expire in five years. A financing cost of approximately $100, representing the fair value of the warrants, was charged to income in the fourth quarter of 2012. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-.67%; expected volatility based on the Company’s historical volatility-113%; and dividend yield-0.

In October 2012, the Company received an unsecured loan of $4,000 from an individual. The loan bears interest at 8% and is payable on demand. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 4,000 shares of common stock of the Company at $0.022 per share to this individual. The warrants expire in five years. A financing cost of approximately $100, representing the fair value of the warrants, was charged to income in the fourth quarter of 2012. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-.82%; expected volatility based on the Company’s historical volatility-113%; and dividend yield-0.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

In November 2012, the Company received an unsecured loan of $4,000 from an individual. The loan bears interest at 8% and is payable on demand. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 4,000 shares of common stock of the Company at $0.01 per share to this individual. The warrants expire in five years. A financing cost of approximately $100, representing the fair value of the warrants, was charged to income in the fourth quarter of 2012. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-.73%; expected volatility based on the Company’s historical volatility-113%; and dividend yield-0.

In March 2013, the Company received an unsecured loan of $3,000 from an individual. The loan bears interest at 8% and is payable on demand. The loan was used to finance the Company’s working capital requirements. Additionally, the Company granted warrants to purchase 3,000 shares of common stock of the Company at $0.021 per share to this individual. The warrants expire in five years. A financing cost of approximately $100, representing the fair value of the warrants, was charged to income in the first quarter of 2013. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: expected life-5 years; interest rate-.77%; expected volatility based on the Company’s historical volatility-101%; and dividend yield-0.

6. Promissory Note

In 2008, the Company negotiated a $100,000 revolving line of credit with a bank to provide a source of working capital. The line of credit was secured by all the assets of the Company and bore interest at the bank’s prime rate plus 0.5%. During the term of the line of credit, the interest rate applicable to the Company’s line of credit was 3.75%. During the year ended December 31, 2009, the Company borrowed the entire $100,000 available under the line of credit. Until the third quarter of 2010, the Company had been required to pay interest only on borrowings under the line of credit. During the third quarter of 2010, the Company was notified by the bank that the line of credit was not being renewed and was offered repayment terms, which the Company accepted, to repay the outstanding loan balance in forty-eight equal monthly installments of $2,083, plus interest at the bank’s prime rate plus 0.5%, which was 3.75% throughout the repayment term, beginning in October 2010. In early July 2014, the Company repaid $6,250, the then remaining outstanding balance of the note.

7. Convertible Debentures

During the third quarter of 2013, the Company received $105,000 through the issuance of convertible debentures to six individual investors and a trust. The debentures bear interest at 7% and are due and payable two years from the date of issuance. Proceeds of the debenture issuance were used to finance the Company’s working capital requirements. At option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.05 per share. The Company also granted warrants to purchase 525,000 shares of the Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance.

The fair value of the warrants of approximately $9,100 was determined using the Black-Scholes pricing model. The relative fair value of the warrants was approximately $8,300 and was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances is being accreted through interest expense over the term of the notes payable. For the years ended December 31, 2014 and 2013, approximately $4,200 and $2,100, respectively, was accreted through interest expense.

During the third quarter of 2014, the Company, with the approval of its Board of Directors, exchanged two demand loans totaling $24,500 including one demand loan in the amount of $4,500 held by Herman M. Gerwitz, a Director, along with approximately $3,800 of accrued interest for convertible debentures totaling approximately $28,300. The debentures bear interest at 7% and are due and payable two years from the date of issuance. At option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.05 per share. The Company also granted warrants to purchase approximately 141,400 shares of common stock of the Company at $0.02 per share to the debenture holders. The warrants are exercisable two years after issuance and expire seven years after issuance.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

During the third quarter of 2014, the Company received $5,000 through the issuance of a convertible debenture to an investor. The debenture bears interest at 7% and is due and payable two years from the date of issuance. At option of the lender, the debenture and accrued interest are convertible in whole or part into common stock of the Company at $0.05 per share. The Company also granted warrants to purchase 25,000 shares of the Company’s common stock at $0.02 per share to the holder of the debenture. The warrants are exercisable two years after issuance and expire seven years after issuance.

The fair value of the approximately 166,400 warrants issued in the third quarter of 2014 of approximately $2,000 was determined using the Black-Scholes pricing model. The relative fair value of the warrants was approximately $1,900 and was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances is being accreted through interest expense over the term of the notes payable. For the year ended December 31, 2014, approximately $500 was accreted through interest expense.

8. Stockholders' Deficiency

During 2012, the Company sold 208,334 shares of its common stock to a non-affiliated investor for $10,000 pursuant to a private placement.

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

In July 2014, the common stock private placement was extended to December 31, 2015 by the Company’s Board of Directors.

9. Other Income (Expenses)

Other income (expenses) includes, in 2013, the reversal of approximately $39,500 of accounts payable related to invoices received during 2009 from a professional services business that provided consulting services to the Company that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired and, in 2012, the reversal of approximately $7,800 of accounts payable related to invoices received during 2002 from a professional services business that provided legal services to the Company that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring a claim has expired. Additionally, other income (expenses) includes interest on funds borrowed under the Company’s promissory note with a bank, on unsecured loans from five individuals and, in 2013 and 2014 and on convertible debentures held by ten investors. Also included in other income (expenses) are financing costs related to warrants issued in 2013 and 2012 in conjunction with unsecured loans received during that periods.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

10. Income Taxes

There is no provision for income taxes for the years ended December 31, 2014 and 2013 due to the availability of net operating loss carryforwards. There is no income tax benefit for the year ended December 31, 2012 due to the availability of net operating loss carryforwards (“NOL’s”) for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At December 31, 2014, December 31, 2013 and December 31, 2012, the Company had NOL’s approximating $4,601,000, $5,079,000 and $5,658,000, respectively. The operating losses at December 31, 2014 are available to offset future taxable income; however, if not utilized, they expire in varying amounts through the year 2034. As a result of the sale of the Company's common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL’s may be limited. Additionally, the utilization of these NOL’s, if available, to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no material temporary differences for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. The Company has established a 100% valuation allowance of approximately $1,933,000, $2,133,000 and $2,377,000 at December 31, 2014, December 31, 2013 and December 31, 2012, respectively, for the deferred tax assets due to the uncertainty of their realization.

The Company has adopted the provisions of FASB ASC 740-10-50-15, “Unrecognized Tax Benefit Related Disclosures.” There were no unrecognized tax benefits as of the date of adoption and no unrecognized tax benefits at December 31, 2014. There was no change in unrecognized tax benefits during the year ended December 31, 2014 and there was no accrual for uncertain tax positions as of December 31, 2014.

There were no interest and penalties recognized in the statement of operations and in the balance sheet. Tax years from 2011 through 2014 remain subject to examination by U.S. federal and state tax jurisdictions.

11. Commitments and Contingencies

The Company conducts its operations in leased facilities under a non-cancelable operating lease expiring in 2019.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2014 are: $44,900 – 2015; $46,200 – 2016; $47,400 –2017; $48,600 – 2018 and $16,300 – 2019.

Total rental expense under operating leases was $44,400, $44,200 and $44,800 in 2012, 2013 and 2014 respectively.

The Company has an employment agreement, expiring in May 2016, with Michael A. Feinstein, M.D., its Chairman of the Board and Chief Executive Officer. The employment agreement contains one-year renewal provisions that become effective after the original term. Dr. Feinstein receives base compensation of $85,000 per year plus a performance bonus determined by the Company’s Board of Directors. The Company has an employment agreement, expiring in March 2016, with Terry W. Stovold, its Chief Operating Officer, whereby Mr. Stovold receives a salary set by the Company’s Board of Directors, currently set at $75,000, along with a commission of seven percent on sales generated by his efforts. The employment agreement contains one-year renewal provisions that become effective after the original term. Future minimum compensation payments under these employment agreements are: $160,000 to be paid in 2015 and $54,200 to be paid in 2016.

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.

12. Stock Options, Warrants and 401(k) Savings Plan

The Company follows FASB ASC 718, Share Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized in the Company’s financial statements. FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

The 1999 Stock Option Plan provided for the granting of up to 2,000,000 incentive and non-qualified stock options to employees, non-employee directors, consultants and advisors to the Company. In the case of options designated as incentive stock options, the exercise price of the options granted must be not less than the fair market value of such shares on the date of grant. Non-qualified stock options may be granted at any amount established by the Stock Option Committee or, in the case of Discounted Options issued to non-employee directors in lieu of any portion of an Annual Retainer, in accordance with a formula designated in the Plan. The 1999 Stock Option Plan terminated in February 2009 and no further stock options can be granted under the plan; however, options granted before the termination date may be exercised through their expiration date.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There was no compensation expense recognized during the years ended December 31, 2014, 2013 and 2012 and there was no unrecognized portion of expense at December 31, 2014.

A summary of stock options under the Company’s stock option plans follows:

			Weighted
		Exercise	Average
	Number of	Price Range	Exercise
	Shares	Per Share	Price
Outstanding at December 31, 2011 and 2012	645,000	$0.12 and $.45	$0.32
Options expired	400,000	0.45	0.45
Outstanding at December 31, 2013	245,000	0.12	0.12
Options expired	245,000	0.12	0.12
Outstanding at December 31, 2014	0	–	–

	Option
	Shares
Exercisable options at year end:
2014	0

Weighted average remaining contractual life (years)	–

Options available for future grant:
2014	0

At December 31, 2014, the Company had 802,365 warrants to purchase common stock of the Company outstanding at exercise prices ranging from $0.01 to $0.07 and expiring at various dates through July 2021. The warrants were granted from 2010 to 2013 to six individuals in conjunction with loans provided to the Company, to ten investors who acquired convertible debentures from the Company in 2013 and 2014 and, in 2011, to a professional services provider related to certain fee payment considerations granted by the individual.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

A summary of outstanding warrants follows:

			Weighted
		Exercise	Average
	Number of	Price Range	Exercise
	Shares	Per Share	Price
Outstanding at December 31, 2011	85,500	$0.045 to $0.07	$0.061
Warrants granted	47,000	0.01 to 0.07	0.036
Outstanding at December 31, 2012	132,500	0.01 to 0.07	0.052
Warrants granted	528,000	0.02 and 0.021	0.02
Outstanding at December 31, 2013	660,500	0.01 to 0.07	0.026
Warrants granted	166,365	0.02	0.02
Warrants canceled	24,500	0.03 and 0.07	0.037
Outstanding at December 31, 2014	802,365	$0.01 to $0.07	$0.025

Weighted average remaining contractual life (years)	5.21

			Weighted
		Exercise	Average
		Price Range	Exercise
	Shares	Per Share	Price
Exercisable warrants at year end:
2014	111,000	$0.01 to $0.07	$0.055

Weighted average remaining contractual life (years)	1.33

At December 31, 2014, the Company has reserved 3,955,005 shares of common stock for possible future issuance upon exercise of 802,365 warrants and for the conversion of approximately $138,300 convertible debentures and accrued interest into 3,152,640 shares of common stock.

The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2014, 2013 or 2012.

13. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Year ended December 31
	2014	2013	2012
Customer A	47%	49%	14%
Customer B	19%	15%	10%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2014	2013	2012
Customer A	46%	45%	48%
Customer B	35%	32%	20%

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Year ended December 31
	2014	2013	2012
North America	$477,100	$365,700	$540,600
Asia	445,700	384,500	96,400
	$922,800	$750,200	$637,000

14. Subsequent Events

Through July 2015, the Company repaid $26,000 of the principal of the outstanding demand loans.

In July 2015, the Company repaid, with interest, a $10,000 convertible debenture that had matured.

In July 2015, the Company’s Board of Directors extended the Common Stock private placement to December 31, 2016.

During the third quarter of 2015, the Company’s Board of Directors approved and the holders of $95,000 of convertible debentures maturing during the third quarter of 2015 accepted an offer of extension whereby the maturity dates of the convertible debentures are extended for two years and the conversion rate of the debentures and accrued interest into Common Stock of the Company is reduced from $0.05 to $0.025.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

15. Quarterly Financial Information (Unaudited)

Nocopi Technologies, Inc.

Balance Sheets

(Unaudited)

	September 30,	June 30,	March 31,
	2014	2014	2014
Assets
Current assets
Cash	$72,700	$9,300	$36,800
Accounts receivable less $5,000 allowance	185,300	265,500	198,200
Inventory	47,500	29,900	36,800
Prepaid and other	10,100	12,000	21,200
Total current assets	315,600	316,700	293,000

Fixed assets
Leasehold improvements	19,100	19,100	19,100
Furniture, fixture and equipment	176,800	176,800	176,800
	195,900	195,900	195,900
Less: accumulated depreciation and amortization	177,300	176,100	174,800
	18,600	19,800	21,100
Total assets	$334,200	$336,500	$314,100

Liabilities and Stockholders' Deficiency
Current liabilities
Promissory note	$–	$6,300	$12,500
Demand loans	63,000	92,500	92,500
Convertible debentures	101,900	–	–
Accounts payable	135,200	130,400	147,200
Accrued expenses	362,800	348,600	329,500
Deferred revenue	123,100	120,800	105,700
Total current liabilities	786,000	698,600	687,400

Convertible debentures	31,600	100,800	99,700

Stockholders' deficiency
Common stock, $0.01 par value, Authorized - 75,000,000 shares, Issued and outstanding - 58,599,016 shares	586,000	586,000	586,000
Paid-in capital	12,408,500	12,406,600	12,406,600
Accumulated deficit	(13,477,900)	(13,455,500)	(13,465,600)
	(483,400)	(462,900)	(473,000)
Total liabilities and stockholders deficiency	$334,200	$336,500	$314,100

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

Nocopi Technologies, Inc.

Balance Sheets

(Unaudited)

	September 30,	June 30,	March 31,	September 30,	June 30,
	2013	2013	2013	2012	2012
Assets
Current assets
Cash	$117,600	$23,400	$1,100	$5,700	$8,400
Accounts receivable less $5,000 allowance	159,400	153,600	157,700	77,900	67,100
Inventory	29,000	52,200	10,300	21,800	15,100
Prepaid and other	11,400	13,800	17,100	12,500	17,500
Total current assets	317,400	243,000	186,200	117,900	108,100

Fixed assets
Leasehold improvements	72,500	72,500	72,500	72,500	72,500
Furniture, fixture and equipment	184,500	184,500	184,500	184,500	184,500
	257,000	257,000	257,000	257,000	257,000
Less: accumulated depreciation and amortization	257,000	257,000	256,700	256,000	255,100
	–	–	300	1,000	1,900
Total assets	$317,400	$243,000	$186,500	$118,900	$110,000

Liabilities and Stockholders’ Deficiency
Current liabilities
Promissory note	$25,000	$31,300	$37,500	$50,000	$56,300
Demand loans	92,500	92,500	92,500	74,800	42,500
Accounts payable	195,200	235,500	253,000	215,400	192,600
Accrued expenses	291,500	277,600	236,500	158,000	104,200
Deferred revenue	113,600	114,500	69,000	53,000	107,100
Total current liabilities	717,800	751,400	688,500	551,200	502,700

Convertible debentures	97,700	–	–	–	–

Stockholders’ deficiency
Common stock, $0.01 par value, Authorized - 75,000,000 shares, Issued and outstanding - 58,599,016 shares	586,000	586,000	586,000	586,000	586,000
Paid-in capital	12,406,600	12,398,200	12,398,200	12,397,900	12,396,900
Accumulated deficit	(13,490,700)	(13,492,600)	(13,486,200)	(13,416,200)	(13,375,600)
	(498,100)	(508,400)	(502,000)	(432,300)	(392,700)
Total liabilities and stockholders’ deficiency	$317,400	$243,000	$186,500	$118,900	$110,000

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

Nocopi Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months	Nine Months	Three Months	Six Months	Three Months
	ended	ended	ended	ended	ended
	September 30,	September 30,	June 30,	June 30,	March 31,
	2014	2014	2014	2014	2014
Revenues
Licenses, royalties and fees	$83,000	$240,500	$77,500	$157,500	$80,000
Product and other sales	125,800	389,300	158,600	263,500	104,900
	208,800	629,800	236,100	421,000	184,900

Cost of revenues
Licenses, royalties and fees	17,700	54,200	19,300	36,500	17,200
Product and other sales	56,000	176,500	65,200	120,500	55,300
	73,700	230,700	84,500	157,000	72,500
Gross profit	135,100	399,100	151,600	264,000	112,400

Operating expenses
Research and development	29,200	90,200	30,400	61,000	30,600
Sales and marketing	46,800	141,000	46,600	94,200	47,600
General and administrative	75,900	189,500	59,200	113,600	54,400
	151,900	420,700	136,200	268,800	132,600
Net income (loss) from operations	(16,800)	(21,600)	15,400	(4,800)	(20,200)

Other income (expenses)
Reversal of accounts payable
Interest income	–	300	–	300	300
Interest expense, bank charges and accretion of interest	(5,600)	(16,200)	(5,300)	(10,600)	(5,300)
	(5,600)	(15,900)	(5,300)	(10,300)	(5,000)
Net loss	$(22,400)	$(37,500)	$10,100	$(15,100)	$(25,200)

Basic and diluted loss per common share	$(.00)	$(.00)	$.00	$(.00)	$(.00)

Weighted average common shares outstanding
Basic	58,599,016	58,599,016	58,599,016	58,599,016	58,599,016
Diluted	58,599,016	58,599,016	58,600,830	58,599,016	58,599,016

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

Nocopi Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months	Nine Months	Three Months	Six Months	Three Months	Three Months	Nine Months	Three Months	Six Months
	ended	ended	ended	ended	ended	ended	ended	ended	ended
	September 30,	September 30,	June 30,	June 30,	March 31,	September 30,	September 30,	June 30,	June 30,
	2013	2013	2013	2013	2013	2012	2012	2012	2012
Revenues
Licenses, royalties and fees	$82,800	$209,800	$69,900	$127,000	$57,100	$107,700	$324,600	$112,800	$216,900
Product and other sales	106,900	307,200	116,400	200,300	83,900	23,800	172,400	85,200	148,600
	189,700	517,000	186,300	327,300	141,000	131,500	497,000	198,000	365,500

Cost of revenues
Licenses, royalties and fees	15,100	46,600	17,400	31,500	14,100	10,400	40,200	14,400	29,800
Product and other sales	50,400	148,500	56,200	98,100	41,900	27,000	117,600	43,200	90,600
	65,500	195,100	73,600	129,600	56,000	37,400	157,800	57,600	120,400
Gross profit	124,200	321,900	112,700	197,700	85,000	94,100	339,200	140,400	245,100

Operating expenses
Research and development	27,800	82,900	26,600	55,100	28,500	26,200	82,000	27,700	55,800
Sales and marketing	43,400	123,800	41,100	80,400	39,300	38,100	129,800	45,500	91,700
General and administrative	46,300	144,500	48,400	98,200	49,800	67,100	240,000	71,300	172,900
	117,500	351,200	116,100	233,700	117,600	131,400	451,800	144,500	320,400
Net income (loss) from operations	6,700	(29,300)	(3,400)	(36,000)	(32,600)	(37,300)	(112,600)	(4,100)	(75,300)

Other income (expenses)
Reversal of accounts payable	–	–	–	–	–	–	7,800	2,200	7,800
Interest expense, bank charges, financing cost and accretion of interest	(4,800)	(10,700)	(3,000)	(5,900)	(2,900)	(3,300)	(6,800)	(1,800)	(3,500)
	(4,800)	(10,700)	(3,000)	(5,900)	(2,900)	(3,300)	1,000	400	4,300
Net income (loss)	$1,900	$(40,000)	$(6,400)	$(41,900)	$(35,500)	$(40,600)	$(111,600)	$(3,700)	$(71,000)

Net income (loss) per common share
Basic	$.00	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)
Diluted	$.00	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average common shares outstanding
Basic	58,599,016	58,599,016	58,599,016	58,599,016	58,599,016	58,599,016	58,554,194	58,599,016	58,532,194
Diluted	58,745,139	58,599,016	58,599,016	58,599,016	58,599,016	58,599,016	58,554,194	58,599,016	58,532,194

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

Nocopi Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months	Six Months	Three Months
	ended	ended	ended
	September 30,	June 30,	March 31,
	2014	2014	2014
Operating Activities
Net loss	$(37,500)	$(15,100)	$(25,200)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,900	1,700	400
Accretion of interest - convertible debentures	3,400	2,100	1,000
	(31,200)	(11,300)	(23,800)
(Increase) decrease in assets
Accounts receivable	51,800	(28,400)	38,900
Inventory	(19,000)	(1,400)	(8,300)
Prepaid and other	21,400	19,500	10,300
Increase (decrease) in liabilities
Accounts payable and accrued expenses	26,300	3,500	1,200
Deferred revenue	9,300	7,000	(8,100)
	89,800	200	34,000
Net cash provided by (used in) operating activities	58,600	(11,100)	10,200

Investment Activities
Additions to fixed assets	(20,000)	(20,000)	(20,000)
Net cash used in investment activities	(20,000)	(20,000)	(20,000)

Financing Activities
Repayment of borrowings under promissory note	(18,800)	(12,500)	(6,300)
Repayment of demand loans	(5,000)	–	–
Proceeds from convertible debenture	5,000	–	–
Net cash used in financing activities	(18,800)	(12,500)	(6,300)
	19,800	(43,600)	(16,100)
Cash at beginning of year	52,900	52,900	52,900
Cash at end of period	72,700	9,300	36,800

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$300	$300	$200

Supplemental Disclosure of Non Cash Investing Activities
Write-off of fully depreciated leasehold improvements and furniture, fixtures and equipment
Accumulated depreciation and amortization	$(82,900)	$(82,900)	$(82,900)
Leasehold improvements	$72,500	$72,500	$72,500
Furniture, fixtures and equipment	$10,400	$10,400	$10,400

Supplemental Disclosure of Non Cash Financing Activities
Conversion of demand loans and interest to convertible debentures
Demand loans	$24,500	–	–
Accrued expenses	$3,800	–	–
Convertible debentures	$26,400	–	–
Paid-in capital	$1,900	–	–

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

Nocopi Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months	Six Months	Three Months	Nine Months	Six Months
	ended	ended	ended	ended	ended
	September 30,	June 30,	March 31,	September 30,	June 30,
	2013	2013	2013	2012	2012
Operating Activities
Net loss	$(40,000)	$(41,900)	$(35,500)	$(111,600)	$(71,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	600	600	300	2,700	1,800
Reversal of accounts payable	–	–	–	(7,800)	(7,800)
Financing cost – warrant grants	100	100	100	1,000	–
Accretion of interest – convertible debentures	1,100	–	–	–	–
	(38,200)	(41,200)	(35,100)	(115,700)	(77,000)
(Increase) decrease in assets
Accounts receivable	(90,900)	(85,100)	(89,200)	(46,100)	(35,300)
Inventory	(3,000)	(26,200)	15,700	(1,000)	5,700
Prepaid and other	12,400	10,000	6,700	10,800	5,800
Increase in liabilities
Accounts payable and accrued expenses	39,900	66,300	42,700	101,100	24,500
Deferred revenue	87,600	88,500	43,000	10,200	64,300
	46,000	53,500	18,900	75,000	65,000
Net cash provided by (used in) operating activities	7,800	12,300	(16,200)	(40,700)	(12,000)

Financing Activities
Repayment of borrowings under promissory note	(18,800)	(12,500)	(6,300)	(18,800)	(12,500)
Proceeds from demand loan	3,000	3,000	3,000	34,800	2,500
Repayment of demand loan	–	–	–	(2,500)	(2,500)
Proceeds from convertible debentures	105,000	–	–	–	–
Issuance of common stock	–	–	–	10,000	10,000
Net cash provided by (used in) financing activities	89,200	(9,500)	(3,300)	23,500	(2,500)
Increase (decrease) in cash	97,000	2,800	(19,500)	(17,200)	(14,500)
Cash at beginning of year	20,600	20,600	20,600	22,900	22,900
Cash at end of period	$117,600	$23,400	$1,100	$5,700	$8,400

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,000	$700	$400	$1,700	$1,200

Supplemental disclosure of Non Cash Financing Activities
Conversion of demand loan and interest to common stock
Demand loans	–	–	–	$1,500	$1,500
Accrued expenses	–	–	–	$1,200	$1,200
Common stock	–	–	–	$400	$400
Paid-in capital	–	–	–	$2,300	$2,300

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (16)
3.2	Amended and Restated Bylaws (17)
4.1	Form of Certificate of Common Stock (13)
10.1†	Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (1)
10.2†	Nocopi Technologies, Inc. 1998 Stock Incentive Plan (2)
10.3†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (2)
10.4	Director Indemnification Agreement (3)
10.5	Officer Indemnification Agreement (4)
10.6	Stock Purchase Agreement with Westvaco Brand Security, Inc. (5)
10.7	Registration Rights Agreement with Westvaco Brand Security, Inc. (6)
10.8	Subscription Agreement with Entrevest I Associates (7)
10.9	Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (8)
10.10	Settlement Agreement with Euro-Nocopi, S.A. (9)
10.11	Agreement of Terms with Entrevest I Associates (10)
10.12	Conversion Agreement (11)
10.13	Amendment dated July 18, 2007 to Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (14)
10.14†	Employment Agreement with Michael A. Feinstein, M.D. (15)
10.15	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated August 19, 2008 between the Company and Sovereign Bank (18)
10.16†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (19)
10.17†	Employment Agreement with Terry W. Stovold (20)
10.18	Conversion Agreement (20)
10.19 *	Form of Convertible Debenture Purchase Agreement and Exhibits
10.20 *	Lease Agreement dated December 12, 2013 relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406
14.1	Code of Ethics (12)
31.1*	Certification of Chief Financial Officer required by Rule 13a-14(a)
31.2*	Certification of Chief Executive Officer required by Rule 13a-14(a)
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

*	Exhibit filed with this Report.
†	Compensation plans and arrangements for executives and others.
(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1993
(2)	Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 1998 filed on April 15, 1999
(3)	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999 filed on November 15, 1999
(4)	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999 filed on November 15, 1999
(5)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000 filed on April 17, 2001
(6)	Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000 filed on April 17, 2001

(7)	Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2002 filed on April 14, 2003
(8)	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2002 filed on April 14, 2003
(9)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2003 filed on April 14, 2004
(10)	Incorporated by reference Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2004
(11)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2004 filed on November 15, 2004
(12)	Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2004 filed on March 31, 2005
(13)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2005 filed on April 7, 2006
(14)	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2007 filed on November 14, 2007
(15)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2008 filed on August 14, 2008
(16)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008
(17)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008
(18)	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008
(19)	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2009 filed on March 31, 2010
(20)	Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2011 filed on March 30, 2012