Form 10-Q
period 2015-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2015-09-11
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,599,016 shares of common stock, par value $0.01, as of August 15, 2015

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended March 31
	2015	2014
Revenues
Licenses, royalties and fees	$78,100	$80,000
Product and other sales	110,300	104,900
	188,400	184,900

Cost of revenues
Licenses, royalties and fees	18,200	17,200
Product and other sales	55,600	55,300
	73,800	72,500
Gross profit	114,600	112,400

Operating expenses
Research and development	32,900	30,600
Sales and marketing	49,900	47,600
General and administrative	83,500	54,400
	166,300	132,600
Net loss from operations	(51,700)	(20,200)

Other income (expenses)
Interest income	–	300
Interest expense, bank charges and accretion of interest	(5,200)	(5,300)
	(5,200)	(5,000)
Net loss	$(56,900)	$(25,200)

Basic and diluted loss per common share	$(.00)	$(.00)

Basic and diluted weighted average common shares outstanding	58,599,016	58,599,016

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	March 31	December 31
	2015	2014
	(unaudited)	(audited)
Assets
Current assets
Cash	$28,600	$28,000
Accounts receivable less $5,000 allowance for doubtful accounts	219,700	287,800
Inventory	54,500	43,500
Prepaid and other	13,200	18,800
Total current assets	316,000	378,100

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	176,800	176,800
	196,500	196,500
Less: accumulated depreciation and amortization	179,600	178,400
	16,900	18,100
Total assets	$332,900	$396,200

Liabilities and Stockholders' Deficiency
Current liabilities
Demand loans	$52,000	$63,000
Convertible debentures	104,000	102,900
Accounts payable	148,100	160,300
Accrued expenses	398,400	383,000
Deferred revenue	93,400	93,400
Total current liabilities	795,900	802,600

Convertible debentures, net of unaccreted discount of $1,200 at March 31, 2015 and $1,400 at December 31, 2014	32,100	31,800

Stockholders' deficiency
Common stock, $0.01 par value, Authorized – 75,000,000 shares, Issued and outstanding – 58,599,016 shares	586,000	586,000
Paid-in capital	12,408,500	12,408,500
Accumulated deficit	(13,489,600)	(13,432,700)
Total stockholders' deficiency	(495,100)	(438,200)
Total liabilities and stockholders' deficiency	$332,900	$396,200

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Three Months ended March 31
	2015	2014
Operating Activities
Net loss	$(56,900)	$(25,200)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,200	400
Accretion of interest – convertible debentures	1,400	1,000
	(54,300)	(23,800)

(Increase) decrease in assets
Accounts receivable	68,100	38,900
Inventory	(11,000)	(8,300)
Prepaid and other	5,600	10,300
Increase (decrease) in liabilities
Accounts payable and accrued expenses	3,200	1,200
Deferred revenue	–	(8,100)
	65,900	34,000
Net cash provided by operating activities	11,600	10,200

Investment Activities
Additions to fixed assets	–	(20,000)
Net cash used in investing activities	–	(20,000)

Financing Activities
Repayment of borrowings under promissory note	–	(6,300)
Repayment of demand loans	(11,000)	–
Net cash used in financing activities	(11,000)	(6,300)
Increase (decrease) in cash	600	(16,100)
Cash at beginning of year	28,000	52,900
Cash at end of period	$28,600	$36,800

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	–	$200

Supplemental Disclosure of Non Cash Investing Activities
Write-off of fully depreciated leasehold improvements and furniture, fixtures and equipment
Accumulated depreciation and amortization	–	$(82,900)
Leasehold improvements	–	$72,500
Furniture, fixtures and equipment	–	$10,400

*See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2014 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2014 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2015 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Going Concern

Since its inception, the Company has incurred significant losses and, as of March 31, 2015, had accumulated losses of $13,489,600. For the three months ended March 31, 2015, the Company had a net loss from operations of $51,700. At March 31, 2015, the Company had negative working capital of $479,900 and a stockholders’ deficiency of $495,100. For the year ended December 31, 2014, the Company’s net income from operations was $29,000. Due in part to uncertainties in the US economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.

During 2013 and 2014, the Company sold convertible debentures totaling $110,000 to eight investors and received an unsecured loan of $3,000 from an individual. Receipt of funds from these investors and from the demand loan holder has permitted the Company to continue in operation to the current date. Management of the Company believes that it may need additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it believes may occur until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined future date.

Note 3. Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

At March 31, 2015, the Company had no exercisable or non-exercisable options to purchase the Company’s common stock outstanding. The Company’s stock option plan terminated in 2009 and no further stock options could be granted under the plan; however, stock options granted before the termination date could have been exercised through their expiration dates. All remaining options granted under the plan expired in February 2014. There was no unrecognized portion of expense related to stock option grants at March 31, 2015.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Promissory Note

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

Note 5. Demand Loans

At March 31, 2015, the Company had unsecured loans totaling $52,000 from three individuals outstanding. The loans bear interest at 8%. During the first three months of 2015, the Company repaid $11,000 of the unsecured loans.

Note 6. Convertible Debentures

At March 31, 2015, the Company had convertible debentures totaling $138,300 outstanding, of which $105,000 are due during the third quarter of 2015 and $33,300 are due during the third quarter of 2016. The convertible debentures bear interest at 7%. At option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.05 per share. The Company also granted warrants to purchase 691,365 shares of the Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance.

The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances is being accreted through interest expense over the term of the notes payable. For the three months ended March 31, 2015 and 2014, approximately $1,400 and $1,000, respectively, was accreted through interest expense.

The following table summarizes the Company’s warrant position at March 31, 2015 and December 31, 2014:

			Weighted
			Average
	Number	Exercise	Exercise
	of Shares	Price	Price

Outstanding warrants - December 31, 2014	802,365	$0.01 to $0.07	$0.025

Warrants expired	36,000	$0.07	$0.07

Outstanding warrants - March 31, 2015	766,365	$0.01 to $0.07	$0.023

Weighted average remaining contractual life (years)	5.19

Exercisable warrants - March 31, 2015	75,000	$0.01 to $0.07	$0.047

Weighted average remaining contractual life (years)	1.61

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Other Income (Expenses)

Other income (expenses) in the first three months of 2015 and 2014 includes interest on unsecured loans from five individuals, on convertible debentures held by ten investors and, in 2014, on funds borrowed under the Company’s promissory note with a bank.

Note 8. Income Taxes

There is no income tax benefit for the losses for the three months ended March 31, 2015 and March 31, 2014 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.

There was no change in unrecognized tax benefits during the period ended March 31, 2015 and there was no accrual for uncertain tax positions as of March 31, 2015.

Tax years from 2011 through 2014 remain subject to examination by U.S. federal and state jurisdictions.

Note 9. Loss per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three months ended March 31, 2015 and March 31, 2014, common stock equivalents, consisting of warrants to purchase common stock, were anti-dilutive.

Note 10. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended March 31
	2015	2014
Customer A	51%	43%
Customer B	27%	20%

The Company’s non-affiliate customers, whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31	December 31
	2015	2014
Customer A	55%	46%
Customer B	23%	35%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2015	2014
North America	$89,600	$102,000
Asia	98,800	82,900
	$188,400	$184,900

Note 11. Subsequent Events

In June 2015, the Company repaid $6,000 of the principal of the outstanding demand loans.

In July 2015, the Company repaid, with interest, a $10,000 convertible debenture that had matured.

In July 2015, the Company repaid $13,000 of the principal of the outstanding demand loans.

In July 2015, the Company’s common stock private placement was extended to December 31, 2016 by its Board of Directors.

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

.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Financial Statements and related notes included elsewhere in this report as well as with the Company’s audited Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2015 and keeping in mind this cautionary statement regarding forward-looking information.

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

Revenues for the first quarter of 2015 were $188,400 compared to $184,900 in the first quarter of 2014, an increase of $3,500, or approximately 2%. Licenses, royalties and fees decreased by $1,900, or approximately 2%, in the first quarter of 2015 to $78,100 from $80,000 in the first quarter of 2014. The decrease in licenses, royalties and fees is due primarily to lower consulting and licensing revenue received from two customers offset in part by higher licensing revenues from a licensee in the entertainment and toy products market whose license commenced in 2012. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

Product and other sales increased by $5,400, or approximately 5%, to $110,300 in the first quarter of 2015 from $104,900 in the first quarter of 2014. Sales of ink increased in the first quarter of 2015 compared to the first quarter of 2014 due primarily to higher ink shipments to a third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to the Company’s licensees in the retail receipt and document fraud market. In the first quarter of 2015, the Company derived revenues of approximately $154,600 from its licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $129,300 in the first quarter of 2014.

The Company’s gross profit increased to $114,600, or approximately 61% of gross revenues, in the first quarter of 2015 from $112,400, or approximately 61% of gross revenues, in the first quarter of 2014. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as the Company’s overall gross profit. Primarily due to the decrease in revenues from licenses, royalties and fees in the first quarter of 2015 compared to the first quarter of 2014, the gross profit from licenses, royalties and fees decreased to approximately 77% in the first quarter of 2015 from approximately 79% in the first quarter of 2014.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of higher sales of inks and a change in mix in the sales of inks and other products in the first quarter of 2015 compared to the first quarter of 2014, there was a higher gross profit from product and other sales of approximately 50% of revenues in the first quarter of 2015 compared to a gross profit of approximately 47% of revenues in the first quarter of 2014.

Research and development expenses of $32,900 in the first quarter of 2015 were comparable to $30,600 in the first quarter of 2014.

Sales and marketing expenses of $49,900 in the first quarter of 2015 were comparable to $47,600 in the first quarter of 2014.

General and administrative expenses increased in the first quarter of 2015 to $83,500 compared to $54,400 in the first quarter of 2014 due primarily to higher legal and audit expenses related to the Company’s preparation of the comprehensive annual report on Form 10-K as well as higher patent related expenses in the first quarter of 2015 compared to the first quarter of 2014.

Other income (expenses) in the first quarter of 2015 and 2014 included interest on unsecured loans from five individuals, on convertible debentures held by ten investors and, in 2014, interest on funds borrowed under the Company’s promissory note with a bank.

The higher net loss of $56,900 in the first quarter of 2015 compared to the net loss of $25,200 in the first quarter of 2014 resulted primarily from higher legal, audit and patent related costs in the first quarter of 2015 compared to the first quarter of 2014.

Plan of Operation, Liquidity and Capital Resources

During the first quarter of 2015, the Company’s cash increased to $28,600 at March 31, 2015 from $28,000 at December 31, 2014. During the first quarter of 2015, the Company generated $11,600 from its operating activities and repaid $11,000 to two individual lenders.

During the first quarter of 2015, the Company’s revenues increased primarily as a result of higher sales of ink to the authorized printer of four of the Company’s licensees in the entertainment and toy products market and higher license fees from a licensee in the entertainment and toy products market. The Company’s first quarter 2015 total overhead expenses increased compared to the 2014 first quarter total overhead expenses and the Company’s net interest expense increased in the first quarter of 2015 compared to the first quarter of 2014. As a result of these factors, the Company’s net loss increased in the first quarter of 2015 compared to the first quarter of 2014. The Company had positive operating cash flow of $11,600 during the first quarter of 2015. At March 31, 2015, the Company had negative working capital of $479,900 and a stockholders’ deficiency of $495,100. For the full year of 2014, the Company had net income of $7,700 and had positive operating cash flow of $14,500. At December 31, 2014, the Company had negative working capital of $424,500 and a $438,200 stockholders’ deficiency.

During 2010, the Company accepted an offer by a bank to repay the then outstanding balance of $100,000 under its line of credit, received in 2008, with that bank in forty-eight equal monthly installments, plus interest, beginning in October 2010. The remaining outstanding balance was repaid in July 2014. Through March 31, 2015, the Company repaid $18,500 of $96,500 in unsecured loans borrowed from five individuals, converted $1,500 of the principal of the unsecured loans and approximately $1,200 of accrued interest into 44,216 shares of its common stock and exchanged $24,500 of the principal of the unsecured loans and approximately $3,800 of accrued interest for convertible debentures totaling approximately $28,300. In 2014 and 2013, the Company raised $110,000 through the sale of convertible debentures to eight investors. These borrowings and sales of common stock in recent years have allowed the Company to remain in operation through the current date. There can be no assurances that the Company will be able to secure sufficient additional funding through investments or borrowings that will allow the Company to fund losses that it presently believes may continue during 2015. The Company believes that without additional investment, it may be forced to cease operations at an undetermined date in the future.

The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market including two licensees with a significant presence in the entertainment and toy products market that have been marketing products incorporating the Company’s technologies since 2012. These two licensees in the entertainment and toy products market are well known and highly regarded participants in this market. The Company believes that these two licensees will expand their offerings incorporating the Company’s technologies currently being marketed and will introduce new products incorporating available technologies covered by the license agreements that are not currently being marketed by them. The Company plans to continue developing applications for these licensees while expanding its licensee base in the entertainment and toy market. The Company has additional licensees marketing or developing products incorporating the Company’s technologies in certain niche markets of the overall entertainment and toy products market. The Company maintains its presence in the retail loss prevention market and believes that revenue growth in this market can be achieved through increased security ink sales to its licensees in this market. The Company will continue to adjust its production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. There can be no assurances that these efforts will enable the Company to generate additional revenues and positive cash flow.

The Company has received and may continue to seek additional capital, in the form of debt, equity or both, to support its working capital requirements. There can be no assurances that the Company will be successful in raising additional capital, or that such additional capital, if obtained, will enable the Company to generate additional revenues and positive cash flow.

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

Risk Factors

The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond the Company’s control. These risks could cause actual operating and financial results to differ materially from those expressed in the Company’s forward-looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC including the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on September 11, 2015:

Limited Interim Historical Information. The Company has filed a comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2012, 2013 and 2014. The Form 10-K contains summarized quarterly financial information for each of the quarters ended June 30 and September 30, 2012 and for each of the quarters ended March 31, June 30 and September 30, 2013 and 2014. As the complete periodic filings for those periods have not been filed, certain financial information, disclosures and discussions normally contained in a Form 10-Q were not included in the Form 10-K. The omission of the information that would have been contained in these periodic filings leaves current and prospective investors, customers, employees and others without this source of information about the Company’s business achievements and prospects and may negatively impact the Company’s business opportunities and its ability to raise capital. There can be no assurances that the Company will be able to remain current with its required SEC filing obligations in the future.

Access to Capital. The Company anticipates that it may need to raise capital in the future to fund its historical and new business operations. Negative or uncertain global economic conditions could make it more difficult for the Company to raise capital. If the Company is unable to secure capital, if needed, in the future, in the form debt, equity or both, it may be forced to cease operations. There can be no assurances that, if required, the Company will be successful in obtaining additional investment in sufficient amounts to fund its ongoing business operations.

Dependency on Major Customers. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. To the extent that the Company’s licensees are affected by negative economic conditions, the Company’s revenues may also be negatively impacted. The Company derives a significant percentage of its revenues through licensing relationships with two major customers. Revenues obtained directly from these two licensees and indirectly, through the licensees’ third party authorized printer, equaled approximately 79% of the Company’s revenues in the first quarter of 2015 and approximately 68% of the Company’s revenues in 2014. The Company also has, from time to time, substantial receivables from these businesses. The Company has a license agreement containing guaranteed minimum royalties expiring in 2019 with one of these two licensees and a license with the second that expires in 2017. Products incorporating the Company’s technologies that are sold by these two licensees have certain dissimilar characteristics and are marketed generally through distinctly different channels of distribution. These two licensees are well known and highly regarded participants in the entertainment and toy products market. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for the Company in the future.

Possible Inability to Develop New Business. Management of the Company believes that any significant improvement in the Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources. The Company raised cash through additional capital investment and loans from investors in 2012, 2013 and 2014. The Company also benefited from limiting increases in its operating expenses and reducing its operating expenses when possible. The Company’s ability to develop new revenues may depend on the extent of its marketing activities and its research and development activities, both of which are limited. There are no assurances that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to maintain positive operating cash flow in the future.

Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition in the past has required it to significantly defer payments due to (i) vendors who supply raw materials and other components of the lines of inks marketed by the Company, (ii) providers of professional and other services and (iii) certain employees to whom salary and sales commissions are owed. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. The inability to obtain materials on a timely basis and the possibility that certain vendors may permanently discontinue supplying the Company with needed products and services threaten to result in delayed shipments to customers and further impact the Company’s ability to service its customers, thereby adversely affecting the Company’s relationships with its customers and licensees. There can be no assurances that the Company will be able to maintain its vendor relationships in an acceptable manner.

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

Volatility of Stock Price. The market price for the Company’s common stock has historically experienced significant fluctuations and may continue to do so. From inception, with the exception of 2007, 2013 and 2014, the Company has operated at a loss and has not produced revenue levels traditionally associated with publicly-traded companies. The Company’s common stock is not listed on a national or regional securities exchange and, consequently, the Company receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow the Company’s stock and its stock is thinly traded. The Company’s market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.

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

Recently Adopted Accounting Pronouncements

As of March 31, 2015 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2015, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: September 11, 2015	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: September 11, 2015	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase