Form 10-Q
period 2015-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2015-09-11
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

or

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

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2015	2014	2015	2014

Revenues
Licenses, royalties and fees	$78,800	$77,500	$156,900	$157,500
Product and other sales	237,900	158,600	348,200	263,500
	316,700	236,100	505,100	421,000

Cost of revenues
Licenses, royalties and fees	23,800	19,300	42,000	36,500
Product and other sales	88,200	65,200	143,800	120,500
	112,000	84,500	185,800	157,000
Gross profit	204,700	151,600	319,300	264,000

Operating expenses
Research and development	31,100	30,400	64,000	61,000
Sales and marketing	55,300	46,600	105,200	94,200
General and administrative	67,900	59,200	151,400	113,600
	154,300	136,200	320,600	268,800
Net income (loss) from operations	50,400	15,400	(1,300)	(4,800)

Other income (expenses)
Interest income	–	–	–	300
Interest expense, bank charges and financing cost	(5,100)	(5,300)	(10,300)	(10,600)
	(5,100)	(5,300)	(10,300)	(10,300)
Net income (loss)	$45,300	$10,100	$(11,600)	$(15,100)

Basic and diluted net income (loss) per common share	$.00	$.00	$(.00)	$(.00)

Weighted average common shares outstanding
Basic	58,599,016	58,599,016	58,599,016	58,599,016
Diluted	58,600,367	58,600,830	58,599,016	58,599,016

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	June 30	December 31
	2015	2014
	(unaudited)	(audited)
Assets
Current assets
Cash	$103,400	$28,000
Accounts receivable less $5,000 allowance for doubtful accounts	225,800	287,800
Inventory	36,300	43,500
Prepaid and other	21,700	18,800
Total current assets	387,200	378,100

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	177,600	176,800
	197,300	196,500
Less: accumulated depreciation and amortization	180,800	178,400
	16,500	18,100
Total assets	$403,700	$396,200

Liabilities and Stockholders' Deficiency
Current liabilities
Demand loans	$46,000	$63,000
Convertible debentures	105,000	102,900
Accounts payable	167,300	160,300
Accrued expenses	429,400	383,000
Deferred revenue	73,500	93,400
Total current liabilities	821,200	802,600

Convertible debentures, net of unaccreted discount of $900 at June 30, 2015 and $1,400 at December 31, 2014	32,300	31,800

Stockholders' deficiency
Common stock, $0.01 par value, Authorized – 75,000,000 shares, Issued and outstanding – 58,599,016 shares	586,000	586,000
Paid-in capital	12,408,500	12,408,500
Accumulated deficit	(13,444,300)	(13,432,700)
Total stockholders' deficiency	(449,800)	(438,200)
Total liabilities and stockholders' deficiency	$403,700	$396,200

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Six Months ended June 30
	2015	2014
Operating Activities
Net loss	$(11,600)	$(15,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,400	1,700
Accretion of interest – convertible debentures	2,600	2,100
	(6,600)	(11,300)

(Increase) decrease in assets
Accounts receivable	62,000	(28,400)
Inventory	7,200	(1,400)
Prepaid and other	(2,900)	19,500
Increase (decrease) in liabilities
Accounts payable and accrued expenses	53,400	3,500
Deferred revenue	(19,900)	7,000
	99,800	200
Net cash provided by (used in) operating activities	93,200	(11,100)

Investment Activities
Additions to fixed assets	(800)	(20,000)
Net cash used in investing activities	(800)	(20,000)

Financing Activities
Repayment of borrowings under promissory note	–	(12,500)
Repayment of demand loans	(17,000)	–
Net cash used in financing activities	(17,000)	(12,500)
Increase (decrease) in cash	75,400	(43,600)
Cash at beginning of year	28,000	52,900
Cash at end of period	$103,400	$9,300

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	–	$300

Supplemental Disclosure of Non Cash Investing Activities
Write-off of fully depreciated leasehold improvements and furniture, fixtures and equipment
Accumulated depreciation and amortization	–	$(82,900)
Leasehold improvements	–	$72,500
Furniture, fixtures and equipment	–	$10,400

*See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2014 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2014 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2015 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Going Concern

Since its inception, the Company has incurred significant losses and, as of June 30, 2015, had accumulated losses of $13,444,300. For the six months ended June 30, 2015, the Company had a net loss from operations of $1,300. At June 30, 2015, the Company had negative working capital of $434,000 and a stockholders’ deficiency of $449,800. For the year ended December 31, 2014, the Company’s net income from operations was $29,000. Due in part to uncertainties in the US economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.

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

At June 30, 2015, the Company had no exercisable or non-exercisable options to purchase the Company’s common stock outstanding. The Company’s stock option plan terminated in 2009 and no further stock options could be granted under the plan; however, stock options granted before the termination date could have been exercised through their expiration dates. All remaining options granted under the plan expired in February 2014. There was no unrecognized portion of expense related to stock option grants at June 30, 2015.

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

Note 5. Demand Loans

At June 30, 2015, the Company had unsecured loans totaling $46,000 from three individuals outstanding. The loans bear interest at 8%. During the first six months of 2015, the Company repaid $17,000 of the unsecured loans.

Note 6. Convertible Debentures

At June 30, 2015, the Company had convertible debentures totaling $138,300 outstanding, of which $105,000 are due during the third quarter of 2015 and $33,300 are due during the third quarter of 2016. The convertible debentures bear interest at 7%. At option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.05 per share. The Company also granted warrants to purchase 691,365 shares of the Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance.

The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances is being accreted through interest expense over the term of the notes payable. For the three months and six months ended June 30, 2015, approximately $1,200 and $2,600, respectively, was accreted through interest expense. For the three months and six months ended June 30, 2014, approximately $1,100 and $2,100, respectively, was accreted through interest expense.

The following table summarizes the Company’s warrant position at June 30, 2015 and December 31, 2014:

			Weighted
			Average
	Number	Exercise	Exercise
	of Shares	Price	Price

Outstanding warrants - December 31, 2014	802,365	$0.01 to $0.07	$0.025

Warrants expired	46,000	$0.06 and $0.07	$0.068

Outstanding warrants – June 30, 2015	756,365	$0.01 to $0.07	$0.022

Weighted average remaining contractual life (years)	5.01

Exercisable warrants – June 30, 2015	65,000	$0.01 to $0.07	$0.045

Weighted average remaining contractual life (years)	1.58

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Other Income (Expenses)

Other income (expenses) in the three months and six months ended June 30, 2015 and 2014 includes interest on unsecured loans from five individuals, on convertible debentures held by ten investors and, in 2014, on funds borrowed under the Company’s promissory note with a bank.

Note 8. Income Taxes

There is no provision for income taxes for the three months ended June 30, 2015 and 2014 due to the availability of net operating loss carryforwards. There is no income tax benefit for the losses for the six months ended June 30, 2015 and 2014 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.

There was no change in unrecognized tax benefits during the period ended June 30, 2015 and there was no accrual for uncertain tax positions as of June 30, 2015.

Tax years from 2011 through 2014 remain subject to examination by U.S. federal and state jurisdictions.

Note 9. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such stock options and warrants is decreased by shares that could have been purchased by the Company with related proceeds. For the three months ended June 30, 2015 and 2014, the number of incremental common shares resulting from the assumed conversion of warrants was 1,351 and 1,814, respectively. Because the Company reported a net loss for the six months ended June 30, 2015 and 2014, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.

Note 10. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended June 30		Six Months ended June 30
	2015	2014	2015	2014
Customer A	64%	57%	59%	50%
Customer B	16%	16%	20%	18%

The Company’s non-affiliate customers, whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30	December 31
	2015	2014
Customer A	80%	46%
Customer B	–	35%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s revenues by geographic region are as follows:

	Three Months ended June 30		Six Months ended June 30
	2015	2014	2015	2014
North America	$109,000	$99,800	$198,600	$201,800
Asia	207,700	136,300	306,500	219,200
	$316,700	$236,100	$505,100	$421,000

Note 11. Subsequent Events

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

Revenues for the second quarter of 2015 were $316,700 compared to $236,100 in the second quarter of 2014, an increase of $80,600, or approximately 34%. Licenses, royalties and fees increased by $1,300, or approximately 2%, to $78,800 in the second quarter of 2015 from $77,500 in the second quarter of 2014. The increase in licenses, royalties and fees is due primarily to higher licensing revenues from a licensee in the entertainment and toy products market whose license commenced in 2012 offset in part by lower consulting revenue received from a customer. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

Product and other sales increased by $79,300, or approximately 50%, to $237,900 in the second quarter of 2014 from $158,600 in the second quarter of 2014. Sales of ink increased in the second quarter of 2015 compared to the second quarter of 2014 due primarily to higher ink shipments to a third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market. In the second quarter of 2015, the Company derived revenues of approximately $267,800 from its licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $181,100 in the second quarter of 2014.

For the first six months of 2015, revenues were $505,100, representing an increase of $84,100, or approximately 20%, from revenues of $421,000 in the first six months of 2014. Licenses, royalties and fees of $156,900 in the first six months of 2015 approximated licenses, royalties and fees of $157,500 in the first six months of 2014. As in the second quarter of 2015, higher licensing revenues from a licensee in the entertainment and toy products market whose license commenced in 2012 were offset in by lower consulting revenue received from a customer.

Product and other sales increased by $84,700, or approximately 32%, to $348,200 in the first six months of 2015 from $263,500 in the first six months of 2014. Sales of ink increased in the first six months of 2015 compared to the first six months of 2014 due primarily to higher ink shipments to a third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to the Company’s licensees in the retail receipt and document fraud market. The Company derived revenues of approximately $422,400 from licensees and their authorized printers in the entertainment and toy products market in the first six months of 2015 compared to revenues of approximately $310,400 in the first six months of 2014.

The Company’s gross profit increased to $204,700 in the second quarter of 2015, or approximately 65% of revenues, from $151,600 in the second quarter of 2014 or approximately 64% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in the second quarter of 2015 compared to the second quarter of 2014 results primarily from higher gross revenues from licenses, royalties and fees and product and other sales in the second quarter of 2015 compared to the second quarter of 2014 as well as gross profit improvements related to both the mix of products sold and favorable raw material prices in the second quarter of 2015 compared to the second quarter of 2014.

For the first six months of 2015, gross profit was $319,300, or approximately 63% of revenues, compared to $264,000, or approximately 63% of revenues, in the first six months of 2014. The higher gross profit in the first six months of 2015 compared to the first six months of 2014 results from the same positive factors as the increase in the second quarter of 2015 compared to the second quarter of 2014.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 70% in the second quarter of 2015 compared to approximately 75% in the second quarter of 2014. The gross profit from licenses, royalties and fees decreased to approximately 73% of revenues from licenses, royalties and fees in the first six months of 2015 from approximately 77% in the first six months of 2014.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 63% of revenues in the second quarter of 2015 compared to approximately 59% of revenues in the second quarter of 2014. This increase was due to favorable margins on certain products due to favorable mix of products sold and raw materials prices. For the first six months of 2015, the gross profit, expressed as a percentage of revenues, increased to approximately 59% of revenues from product and other sales compared to approximately 54% of revenues from product and other sales in the first six months of 2014.

Research and development expenses of $31,100 in the second quarter of 2015 and $64,000 in the first six months of 2015 were comparable to $30,400 in the second quarter of 2014 and $61,000 in the first six months of 2014.

Sales and marketing expenses increased to $55,300 in the second quarter of 2015 from $46,600 in the second quarter of 2014 and to $105,200 in the first six months of 2015 from $94,200 in the first six months of 2014. This increase is due primarily to higher commission expense on the higher level of sales in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014.

General and administrative expenses increased in the second quarter and first six months of 2015 to $67,900 and $151,400, respectively, from $59,200 and $113,600 in the second quarter and first six months of 2014, respectively, due primarily to higher audit expenses in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 related to the Company’s preparation of the comprehensive annual report on Form 10-K.

Other income (expenses) in the second quarter and first six months of 2015 and 2014 included interest on unsecured loans from five individuals, on convertible debentures held by ten investors and, in 2014, interest on funds borrowed under the Company’s promissory note with a bank.

The net income of $45,300 in the second quarter of 2015 compared to net income of $10,100 in the second quarter of 2014 and the lower net loss of $10,100 in the first six months 2015 compared to the net loss of $15,100 in the first six months of 2014 resulted primarily from a higher gross profit on a higher level of revenues in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2015 offset in part by higher overhead expenses in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014.

Plan of Operation, Liquidity and Capital Resources

During the first six months of 2015, the Company’s cash increased to $103,400 at June 30, 2015 from $28,000 at December 31, 2014. During the first six months of 2015, the Company generated $93,200 from its operating activities, used $800 for capital equipment and repaid $17,000 to two individual lenders.

During the first six months of 2015, the Company’s revenues increased primarily as a result of higher sales of ink to the authorized printer of four of the Company’s licensees in the entertainment and toy products market and higher license fees from a licensee in the entertainment and toy products market. The Company’s total overhead expenses increased in the first six months of 2015 compared to the total overhead expenses in the first six months of 2014 As a result of these factors, the Company’s net loss declined in the first six months of 2015 compared to the first six months of 2014. The Company had positive operating cash flow of $93,200 during the first six months of 2015. At June 30, 2015, the Company had negative working capital of $434,000 and a stockholders’ deficiency of $449,800. For the full year of 2014, the Company had net income of $7,700 and had positive operating cash flow of $14,500. At December 31, 2014, the Company had negative working capital of $424,500 and a $438,200 stockholders’ deficiency.

During 2010, the Company accepted an offer by a bank to repay the then outstanding balance of $100,000 under its line of credit, received in 2008, with that bank in forty-eight equal monthly installments, plus interest, beginning in October 2010. The remaining outstanding balance was repaid in July 2014. Through June 30, 2015, the Company repaid $24,500 of $96,500 in unsecured loans borrowed from five individuals, converted $1,500 of the principal of the unsecured loans and approximately $1,200 of accrued interest into 44,216 shares of its common stock and exchanged $24,500 of the principal of the unsecured loans and approximately $3,800 of accrued interest for convertible debentures totaling approximately $28,300. In 2014 and 2013, the Company raised $110,000 through the sale of convertible debentures to eight investors. These borrowings and sales of common stock in recent years have allowed the Company to remain in operation through the current date. There can be no assurances that the Company will be able to secure sufficient additional funding through investments or borrowings that will allow the Company to fund losses that it presently believes may continue during 2015. The Company believes that without additional investment, it may be forced to cease operations at an undetermined date in the future.

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

Dependency on Major Customers. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. To the extent that the Company’s licensees are affected by negative economic conditions, the Company’s revenues may also be negatively impacted. The Company derives a significant percentage of its revenues through licensing relationships with two major customers. Revenues obtained directly from these two licensees and indirectly, through the licensees’ third party authorized printer, equaled approximately 82% and 81% of the Company’s revenues in the second quarter and first six months of 2015, respectively, and approximately 68% of the Company’s revenues in 2014. The Company also has, from time to time, substantial receivables from these businesses. The Company has a license agreement containing guaranteed minimum royalties expiring in 2019 with one of these two licensees and a license with the second that expires in 2017. Products incorporating the Company’s technologies that are sold by these two licensees have certain dissimilar characteristics and are marketed generally through distinctly different channels of distribution. These two licensees are well known and highly regarded participants in the entertainment and toy products market. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for the Company in the future.

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

Recently Adopted Accounting Pronouncements

As of June 30, 2015 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2015, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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