Form 10-Q
period 2015-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2015-11-16
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,599,016 shares of common stock, par value $0.01, as of November 10, 2015

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2015	2014	2015	2014

Revenues
Licenses, royalties and fees	$76,700	$83,000	$233,600	$240,500
Product and other sales	159,700	125,800	507,900	389,300
	236,400	208,800	741,500	629,800

Cost of revenues
Licenses, royalties and fees	19,000	17,700	61,000	54,200
Product and other sales	63,300	56,000	207,100	176,500
	82,300	73,700	268,100	230,700
Gross profit	154,100	135,100	473,400	399,100

Operating expenses
Research and development	31,300	29,200	95,300	90,200
Sales and marketing	49,100	46,800	154,300	141,000
General and administrative	101,600	75,900	253,000	189,500
	182,000	151,900	502,600	420,700
Net loss from operations	(27,900)	(16,800)	(29,200)	(21,600)

Other income (expenses)
Interest income	–	–	–	300
Interest expense, accretion of interest, bank charges and financing cost	(21,900)	(5,600)	(32,200)	(16,200)
	(21,900)	(5,600)	(32,200)	(15,900)
Net loss	$(49,800)	$(22,400)	$(61,400)	$(37,500)

Basic and diluted net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and diluted weighted average common shares outstanding	58,599,016	58,599,016	58,599,016	58,599,016

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	September 30	December 31
	2015	2014
	(unaudited)	(audited)
Assets

Current assets
Cash	$154,800	$28,000
Accounts receivable less $5,000 allowance for doubtful accounts	149,900	287,800
Inventory	28,700	43,500
Prepaid and other	7,300	18,800
Total current assets	340,700	378,100

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	176,900	176,800
	196,600	196,500
Less: accumulated depreciation and amortization	173,500	178,400
	23,100	18,100
Total assets	$363,800	$396,200

Liabilities and Stockholders' Deficiency

Current liabilities
Demand loans	$33,000	$63,000
Convertible debentures	32,600	102,900
Accounts payable	150,100	160,300
Accrued expenses	465,300	383,000
Deferred revenue	69,300	93,400
Total current liabilities	750,300	802,600

Convertible debentures, net of unaccreted discount of $0 at September 30, 2015 and $1,400 at December 31, 2014	95,000	31,800

Stockholders' deficiency
Common stock, $0.01 par value, Authorized – 75,000,000 shares, Issued and outstanding – 58,599,016 shares	586,000	586,000
Paid-in capital	12,426,600	12,408,500
Accumulated deficit	(13,494,100)	(13,432,700)
Total stockholders' deficiency	(481,500)	(438,200)
Total liabilities and stockholders' deficiency	$363,800	$396,200

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Nine Months ended September 30
	2015	2014
Operating Activities
Net loss	$(61,400)	$(37,500)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,900	2,900
Accretion of interest – convertible debentures	21,000	3,400
	(36,500)	(31,200)

(Increase) decrease in assets
Accounts receivable	137,900	51,800
Inventory	14,800	(19,000)
Prepaid and other	11,500	21,400
Increase (decrease) in liabilities
Accounts payable and accrued expenses	72,100	26,300
Deferred revenue	(24,100)	9,300
	212,200	89,800
Net cash provided by operating activities	175,700	58,600

Investment Activities
Additions to fixed assets	(8,900)	(20,000)
Net cash used in investing activities	(8,900)	(20,000)

Financing Activities
Repayment of borrowings under promissory note	–	(18,800)
Repayment of demand loans	(30,000)	(5,000)
Proceeds from convertible debenture	–	5,000
Repayment of convertible debenture	(10,000)	–
Net cash used in financing activities	(40,000)	(18,800)
Increase in cash	126,800	19,800
Cash at beginning of year	28,000	52,900
Cash at end of period	$154,800	$72,700

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,400	$300

Supplemental Disclosure of Non Cash Investing Activities
Write-off of fully depreciated leasehold improvements and furniture, fixtures and equipment
Accumulated depreciation and amortization	$(8,800)	$(82,900)
Leasehold improvements	–	$72,500
Furniture, fixtures and equipment	$8,800	$10,400

Supplemental Disclosure of Non Cash Financing Activities
Conversion of demand loans and interest to convertible debentures
Demand loans	–	$(24,500)
Accrued expenses	–	$(3,800)
Convertible debentures	–	$26,400
Paid-in capital	–	$1,900

*See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2014 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2014 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended September 30, 2015 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Going Concern

Since its inception, the Company has incurred significant losses and, as of September 30, 2015, had accumulated losses of $13,494,100. For the nine months ended September 30, 2015, the Company had a net loss from operations of $29,200. At September 30, 2015, the Company had negative working capital of $409,600 and a stockholders’ deficiency of $481,500. For the year ended December 31, 2014, the Company’s net income from operations was $29,000. Due in part to uncertainties in the US economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.

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

At September 30, 2015, the Company had no exercisable or non-exercisable options to purchase the Company’s common stock outstanding. The Company’s stock option plan terminated in 2009 and no further stock options could be granted under the plan; however, stock options granted before the termination date could have been exercised through their expiration dates. All remaining options granted under the plan expired in February 2014. There was no unrecognized portion of expense related to stock option grants at September 30, 2015.

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

Note 5. Demand Loans

At September 30, 2015, the Company had unsecured loans totaling $33,000 from three individuals outstanding. The loans bear interest at 8%. During the first nine months of 2015, the Company repaid $30,000 of the unsecured loans.

Note 6. Convertible Debentures

At September 30, 2015, the Company had convertible debentures totaling $127,600 outstanding, of which $32,600 are due during the third quarter of 2016 and $95,000 are due during the third quarter of 2017. The convertible debentures bear interest at 7%. At the option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.025 per share. In July 2015, the Company repaid, with interest, a $10,000 convertible debenture that had matured. During the third quarter of 2015, the Company’s Board of Directors approved and the holders of $95,000 of convertible debentures maturing during the third quarter of 2015 accepted an offer of extension whereby the maturity dates of the convertible debentures are extended for two years and the conversion rate of the debentures and accrued interest into Common Stock of the Company is reduced from $0.05 to $0.025. In accordance with FASB ASC 470, this modification of the convertible debentures was recorded as a debt discount to the notes payable of approximately $18,100 with an offsetting credit to additional-paid in capital. In the three months and nine months ended September 30, 2015, the entire $18,100 was accreted through interest expense.

The Company also granted warrants to purchase 691,365 shares of the Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances is being accreted through interest expense over the term of the notes payable. For the three months and nine months ended September 30, 2015, approximately $300 and $2,900, respectively, was accreted through interest expense. For the three months and nine months ended September 30, 2014, approximately $1,300 and $3,400, respectively, was accreted through interest expense.

The following table summarizes all warrant activity of the Company since December 31, 2014:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price

Outstanding warrants - December 31, 2014	802,365	$0.01 to $0.07	$0.025

Warrants expired	46,000	$0.06 and $0.07	$0.068

Outstanding warrants - September 30, 2015	756,365	$0.01 to $0.07	$0.022

Weighted average remaining contractual life (years)	4.76

Exercisable warrants - September 30, 2015	590,000	$0.01 to $0.07	$0.023

Weighted average remaining contractual life (years)	4.48

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Other Income (Expenses)

Other income (expenses) in the three months and nine months ended September 30, 2015 and September 30, 2014 includes interest on unsecured loans from five individuals, on convertible debentures held by ten investors and, in 2014, on funds borrowed under the Company’s promissory note with a bank.

Note 8. Income Taxes

There is no income tax benefit for the losses for the three months and nine months ended September 30, 2015 and September 30, 2014 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.

There was no change in unrecognized tax benefits during the period ended September 30, 2015 and there was no accrual for uncertain tax positions as of September 30, 2015.

Tax years from 2011 through 2014 remain subject to examination by U.S. federal and state jurisdictions.

Note 9. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such stock options and warrants is decreased by shares that could have been purchased by the Company with related proceeds. Because the Company reported a net loss for the three months and nine months ended September 30, 2015 and September 30, 2014, common stock equivalents, consisting of warrants to purchase common stock, were anti-dilutive.

Note 10. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended September 30		Nine Months ended September 30
	2015	2014	2015	2014
Customer A	53%	38%	57%	46%
Customer B	13%	24%	18%	20%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30	December 31
	2015	2014
Customer A	27%	46%
Customer B	21%	35%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s revenues by geographic region are as follows:

	Three Months ended September 30		Nine Months ended September 30
	2015	2014	2015	2014
North America	$110,000	$125,100	$308,600	$326,900
Asia	126,400	83,700	432,900	302,900
	$236,400	$208,800	$741,500	$629,800

Note 11. Subsequent Events

In October and November 2015, the Company repaid $9,500 of the principal of the outstanding demand loans and $2,500 of accrued interest.

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

Revenues for the third quarter of 2015 were $236,400 compared to $208,800 in the third quarter of 2014, an increase of $27,600, or approximately 13%. Licenses, royalties and fees decreased by $6,300, or approximately 8%, to $76,700 in the third quarter of 2015 from $83,000 in the third quarter of 2014. The decrease in licenses, royalties and fees is due primarily to lower quarterly licensing revenues from an existing licensee in the entertainment and toy products market who signed a new four-year license late in the second quarter of 2015 offset in part by higher royalties from certain licensees, including one new licensee. While the financial terms of the new four-year license with the existing licensee approximate the former license in the aggregate, the timing and amount of payments of the license fees over the term of the new license are different from the earlier license. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

Product and other sales increased by $33,900, or approximately 27%, to $159,700 in the third quarter of 2015 from $125,800 in the third quarter of 2014. Sales of ink increased in the third quarter of 2015 compared to the third quarter of 2014 due primarily to higher ink shipments to a third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market. In the third quarter of 2015, the Company derived revenues of approximately $181,400 from its licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $140,500 in the third quarter of 2014.

For the first nine months of 2015, revenues were $741,500, representing an increase of $111,700, or approximately 18% higher than revenues of $629,800 in the first nine months of 2014. Licenses, royalties and fees of $233,600 in the first nine months of 2015 were $6,900, or approximately 3%, lower than licenses, royalties and fees of $240,500 in the first nine months of 2014. The decrease in licenses, royalties and fees in the first nine months of 2015 compared to the first nine months of 2014 is due primarily to lower consulting revenue related to the expiration of a consulting arrangement with a customer in 2014 offset in part by higher licensing revenues from existing licensees in the entertainment and toy products market.

Product and other sales increased by $118,600, or approximately 30%, to $507,900 in the first nine months of 2015 from 389,300 in the first nine months of 2014. Sales of ink increased in the first nine months of 2015 compared to the first nine months of 2014 due primarily to higher ink shipments to a third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to the Company’s licensees in the retail receipt and document fraud market. The Company derived revenues of approximately $603,800 from licensees and their authorized printers in the entertainment and toy products market in the first nine months of 2015 compared to revenues of approximately $450,900 in the first nine months of 2014.

The Company’s gross profit increased to $154,100 in the third quarter of 2015, or approximately 65% of revenues, from $135,100 in the third quarter of 2014 or approximately 65% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in the third quarter of 2015 compared to the third quarter of 2014 results primarily from higher gross revenues from product and other sales in the third quarter of 2015 compared to the third quarter of 2014 along with gross profit improvements related to both the mix of products sold and favorable raw material prices in the third quarter of 2015 compared to the third quarter of 2014 offset in part by lower gross revenues from licenses, royalties and fees and product and other sales in the third quarter of 2015 compared to the third quarter of 2014.

For the first nine months of 2015, gross profit was $473,400, or approximately 64% of revenues, compared to $399,100, or approximately 63% of revenues, in the first nine months of 2014. The higher gross profit in the first nine months of 2015 compared to the first nine months of 2014 results from the same positive factors as the increase in the third quarter of 2015 compared to the third quarter of 2014.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. Primarily due to lower revenues from licenses, royalties and fees in the third quarter of 2015 compared to the third quarter of 2014, the gross profit from licenses, royalties and fees declined to approximately 75% of revenues in the third quarter of 2015 from approximately 79% of revenues in the third quarter of 2014. The gross profit from licenses, royalties and fees was approximately 74% in the first nine months of 2015 compared to approximately 77% in first nine months of 2014 resulting from the same factors as the third quarter of 2015 compared to the third quarter of 2014.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 60% of revenues in the third quarter of 2015 compared to approximately 55% of revenues in the third quarter of 2014. This increase was due to favorable margins on certain products due to a favorable mix of products sold and raw materials prices. For the first nine months of 2015, the gross profit, expressed as a percentage of revenues, increased to approximately 59% of revenues from product and other sales compared to approximately 55% of revenues from product and other sales in the first nine months of 2014.

Research and development expenses of $31,300 in the third quarter of 2015 and $95,300 in the first nine months of 2015 were comparable to $29,200 in the third quarter of 2014 and $90,200 in first nine months of 2014.

Sales and marketing expenses increased to $49,100 in the third quarter of 2015 from $46,800 in the third quarter of 2014 and to $154,300 in the first nine months of 2015 from $141,000 in the first nine months of 2014. This increase is due primarily to higher commission expense on the higher level of sales in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014.

General and administrative expenses increased in the third quarter and first nine months of 2015 to $101,600 and $253,000, respectively, from $75,900 and $189,500 in the third quarter and first nine months of 2014, respectively, due primarily to higher expenses incurred in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014 related to the Company’s filing of the comprehensive annual report on Form 10-K and the first and second quarter 2015 Form 10-Q’s that were filed during the third quarter of 2015. These expenses included legal and audit fees incurred in the third quarter and first nine months of 2015 as well as expenses related to the electronic filing of the documents.

Other income (expenses) in the three months and nine months ended September 30, 2015 and September 30, 2014 includes interest on unsecured loans from five individuals, on convertible debentures held by ten investors and, in 2014, on funds borrowed under the Company’s promissory note with a bank.

The net loss of $49,800 and $61,400 in the third quarter and first nine months of 2015, respectively, compared to the net loss of $22,400 and $37,500 in the third quarter and first nine months of 2014, respectively, resulted primarily from a higher gross profit on a higher level of revenues in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014 offset by higher overhead expenses along with accretion of interest in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014.

Plan of Operation, Liquidity and Capital Resources

During the first nine months of 2015, the Company’s cash increased to $154,800 at September 30, 2015 from $28,000 at December 31, 2014. During the first nine months of 2015, the Company generated $175,700 from its operating activities, used $8,900 for capital equipment, repaid $10,000 to a convertible debenture holder and repaid $30,000 to two individual lenders.

During the first nine months of 2015, the Company’s revenues increased primarily as a result of higher sales of ink to the authorized printer of four of the Company’s licensees in the entertainment and toy products market and higher license fees from a licensee in the entertainment and toy products market. The Company’s total overhead expenses increased in the first nine months of 2015 compared to the total overhead expenses in the first nine months of 2014. As a result of these factors, the Company’s net loss increased in the first nine months of 2015 compared to the first nine months of 2014. The Company had positive operating cash flow of $175,700 during the first nine months of 2015. At September 30, 2015, the Company had negative working capital of $409,600 and a stockholders’ deficiency of $481,500. For the full year of 2014, the Company had net income of $7,700 and had positive operating cash flow of $14,500. At December 31, 2014, the Company had negative working capital of $424,500 and a $438,200 stockholders’ deficiency.

During 2010, the Company accepted an offer by a bank to repay the then outstanding balance of $100,000 under its line of credit, received in 2008, with that bank in forty-eight equal monthly installments, plus interest, beginning in October 2010. The remaining outstanding balance was repaid in July 2014. Through September 30, 2015, the Company repaid $37,500 of $96,500 in unsecured loans borrowed from five individuals, converted $1,500 of the principal of the unsecured loans and approximately $1,200 of accrued interest into 44,216 shares of its common stock and exchanged $24,500 of the principal of the unsecured loans and approximately $3,800 of accrued interest for convertible debentures totaling approximately $28,300. In 2014 and 2013, the Company raised $110,000 through the sale of convertible debentures to eight investors and, in 2015, repaid $10,000 of the convertible debentures. These borrowings and sales of common stock in recent years have allowed the Company to remain in operation through the current date. There can be no assurances that the Company will be able to secure sufficient additional funding through investments or borrowings that will allow the Company to fund losses that it presently believes may continue during 2015. The Company believes that without additional investment, it may be forced to cease operations at an undetermined date in the future.

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

Limited Interim Historical Information. The Company filed a comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2012, 2013 and 2014 on September 11, 2015. The Form 10-K contains summarized quarterly financial information for each of the quarters ended June 30 and September 30, 2012 and for each of the quarters ended March 31, June 30 and September 30, 2013 and 2014. As the complete periodic filings for those periods have not been filed, certain financial information, disclosures and discussions normally contained in a Form 10-Q were not included in the Form 10-K. The omission of the information that would have been contained in these periodic filings leaves current and prospective investors, customers, employees and others without this source of information about the Company’s business achievements and prospects and may negatively impact the Company’s business opportunities and its ability to raise capital. There can be no assurances that the Company will be able to remain current with its required SEC filing obligations in the future.

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

Dependency on Major Customers. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. To the extent that the Company’s licensees are affected by negative economic conditions, the Company’s revenues may also be negatively impacted. The Company derives a significant percentage of its revenues through licensing relationships with two major customers. Revenues obtained directly from these two licensees and indirectly, through the licensees’ third party authorized printer, equaled approximately 74% and 79% of the Company’s revenues in the third quarter and first nine months of 2015, respectively, and approximately 68% of the Company’s revenues in 2014. The Company also has, from time to time, substantial receivables from these businesses. The Company has a license agreement containing guaranteed minimum royalties expiring in 2019 with one of these two licensees and a license with the second that expires in 2017. Products incorporating the Company’s technologies that are sold by these two licensees have certain dissimilar characteristics and are marketed generally through distinctly different channels of distribution. These two licensees are well known and highly regarded participants in the entertainment and toy products market. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for the Company in the future.

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

Recently Adopted Accounting Pronouncements

As of September 30, 2015 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2015, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

NOCOPI TECHNOLOGIES, INC.

DATE: November 16, 2015	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: November 16, 2015	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase