Form 10-K
period 2015-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2016-03-30
CIK 888981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $519,000 at June 30, 2015 closing price of $0.01.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 58,599,016 shares of common stock, $0.01 par value at March 15, 2016.

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

In the three years preceding 2014, Registrant experienced a period of decline in revenues resulting in significant operating losses and a decline in financial condition and a period of adverse liquidity that affected its business operations through mid-2014 when revenue increases generated from (1) higher license fees and royalties from two licensees in the entertainment and toy products market and (2) higher ink sales to the licensed printer of certain of the Company’s licensees in the entertainment and toy products market began to positively impact Registrant’s cash flow. This causes of the revenue decline and Registrant’s remedial actions are more fully described in Registrant’s Comprehensive Form 10-K for the three years ended December 31, 2012, 2013 and 2014 filed with the Securities and Exchange Commission on September 11, 2015. As a result of the aforementioned positive effects on its revenues during 2014, Registrant generated revenues of $922,800 in 2014, an increase of 18% compared to $750,200 in 2013. Registrant experienced further revenue growth in 2015 as revenues increased 3% in 2015 to $950,800. Registrant’s net loss in 2015 of $18,000 compared to net income of $7,900 in 2014 is attributable in part to (1) expenses incurred in filing the three year comprehensive Form 10-K in September 2015 and (2) accretion of interest related to the extension of the maturity dates of $95,000 of subordinated debentures. During 2015 Registrant concluded a new multi-year license with one of its two major licensees in the entertainment and toy products market and signed a multi-year license with an Australia-based company in the entertainment and toy products market.

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

Since January 2012, Registrant has had a license agreement, expiring in 2017, with a licensee who has a significant presence in the entertainment and toy products market which permits this licensee to exclusively market (1) a specific line of products incorporating Registrant’s technologies through a specific distribution channel but permitting Registrant to license the covered technologies to others (including Bendon, Inc., as noted below) for applications and sale through channels of distribution not available to this licensee under the terms of the license and (2) since January 2013, an additional technology on an exclusive basis in certain geographic areas of the world and on a non-exclusive basis in other geographic areas of the world. The licensee displayed products incorporating this additional technology to the marketplace at the American International Toy Fair in February 2015 and initial sales of products incorporating this technology were realized in the second quarter of 2015.

Registrant has a license agreement, expiring in 2019, containing guaranteed minimum royalties over the term of the license, with Bendon, Inc. (Bendon), an international, well-known children’s coloring and activity book publishing company that permits Bendon to exclusively market products with other characteristics that incorporate Registrant’s technologies through a distinctly different channel of distribution. The new four-year license agreement with Bendon was completed.in June 2015, replacing a previous three-year license agreement.

 These two licensees are well known and highly regarded participants in the entertainment and toy products market with significant market recognition and retail distribution. These two licensees have been distributing products incorporating Registrant’s technologies for more than three years. Since the inception of these licenses, sales of ink to the licensed printer of the licensees have been increasing. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will continue in force at the same or more favorable terms beyond their current termination dates nor can there be any assurances that the relationships with these two licensees will generate significant additional operating revenues for Registrant in the future.

Since March 2011, Registrant has had a license agreement with a privately-held designer of creative educational products for children granting the licensee the exclusive right to utilize Registrant’s Rub-it & Color ink technology in a newly-created vertical market in the United States. In addition to an annual license fee, Registrant receives a royalty based on units of product produced. The license was renewed in July 2014 for a period of up to three years. There can be no assurances that the marketing efforts of Registrant’s licensee will generate significant additional operating revenues for the Registrant in the future.

Since November 2012, Registrant has had a license agreement with a privately-held children’s meal entertainment program provider that allows the licensee to use Registrant’s Rub-it & Color ink technology in children’s menus, placemats, butcher paper and certain other products for restaurant use and for sale in certain children’s retail outlets. In December 2014, the license was renewed for a period of six years, expiring in December 2020. There can be no assurances that the marketing efforts of Registrant’s licensee will generate significant additional operating revenues for the Registrant in the future.

 Since April 2013, Registrant has had a license with a nationally known distributor of seasonal boxed greeting cards and other products which permits the licensee to market certain products distributed by the licensee that incorporate specific technologies of the Registrant. Unless renewed, the license terminates in December 2016. The licensee introduced products incorporating Registrant’s technologies in late 2014. Revenues were realized by Registrant in both 2014 and 2015. There can be no assurances that the marketing efforts of Registrant’s licensee will generate significant additional operating revenues for the Registrant in the future.

In October 2015, Registrant negotiated a multi-year license containing guaranteed minimum royalties with a privately-held international publisher of family products and publications based in Australia. Unless renewed, the license terminates in December 2018. The license allows the licensee to market certain products that incorporate specific technologies of the Registrant on an exclusive basis in certain specific countries and on a non-exclusive basis in other countries with the exclusion of the United States, Canada and Mexico. The license agreement contains a renewal option but there can be no assurances that the license will continue in force at the same or more favorable terms beyond its current termination date nor can there be any assurances that the relationship with this new licensee will generate significant additional operating revenues for the Registrant in the future.

Registrant continues to pursue additional licensing opportunities for its technologies in the large worldwide entertainment and toy products market through direct marketing efforts and attendance at trade shows. During 2015, Registrant derived approximately 80% of its 2015 total revenues from its licensees and their licensed printers in the entertainment and toy products market compared to approximately 76% derived from this market in 2014. There can be no assurances that the Registrant’s available resources, even with additional investment, if obtained, for marketing and further technical development of this product line will be sufficient to increase Registrant’s revenues.

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

Registrant currently participates in the retail receipt and document fraud market through licensing arrangements with seven printers and distributors in the United States and Canada who provide loss prevention products to retailers and other outlets. Registrant believes that these technologies are most efficiently marketed through the use of licensed printers and distributors. Registrant continues to use its available internal sales and technical resources to expand the number of licensees marketing its technologies in this market. During 2015, Registrant derived approximately 10% of its 2015 total revenues from its licensees in the retail loss prevention market compared to approximately 13% derived from this market in 2014. There can be no assurances that Registrant’s strategy for the retail loss prevention market will result in significant additional revenues and cash flow for Registrant.

The following table illustrates the approximate percentage of Registrant's revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31,
Product Type	2015	2014

Entertainment and Toy Technologies and Products	80%	76%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	20%	24%

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

Registrant has identified two major markets for its technologies and products, the entertainment and toy product market and the anti-counterfeiting/anti-diversion market. Registrant’s adverse financial condition in the years from 2011 to the present has limited its sales efforts to direct selling by Registrant’s personnel. Sales travel, attendance at trade shows and marketing expenditures have been constrained. Current marketing efforts are focused on Registrant’s developed technologies that can be utilized in geographic or market areas not contractually committed to an existing licensee on an exclusive basis. There can be no assurances that the limited resources Registrant can dedicate to its marketing activities will result in significant additional revenues in the future.

Registrant presently markets its technologies through its own employees. In Europe, certain of its security technologies are marketed by Contrast Technologies, formerly known as Euro-Nocopi, S.A., and a former affiliate of the Registrant, which holds certain European marketing rights with respect to those technologies.

Major Customers

During 2015, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 2015 total revenues from two non-affiliated customers who individually accounted for approximately 53% and 17%, respectively, of 2015 revenues of the Company. During 2014, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 2014 total revenues from two non-affiliated customers who individually accounted for approximately 47% and 19%, respectively, of 2014 revenues of the Company.

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

Research and Development

Registrant has been involved in research and development since its inception. Although Registrant’s financial condition has forced it to limit funding for research and development in recent years, it intends to continue its research and development activities in three areas, to the extent feasible. First, Registrant will seek to continue to refine its present family of products. Second, Registrant will seek to develop specific customer applications. Finally, Registrant will seek to expand its technology into new areas of implementation. There can be no assurances that Registrant will continue to have funds available to maintain its research and development activities at current or increased levels.

During the years ended December 31, 2015, and December 31, 2014, Registrant expended approximately $128,100 and $121,600, respectively, on research and development.

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

Employees

At March 15, 2016 and December 31, 2015, Registrant had three full-time and two part-time employees.

Financial Information about Foreign and Domestic Operations

Registrant conducts its operations solely in the United States; however, it does have licensees and customers in Asia and Australia. These licensees and customers accounted for approximately 54% of Registrant’s gross revenues in 2015 and approximately 48% in 2014. Certain information concerning Registrant's foreign and domestic operations is contained in Note 14 to Registrant's Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Registrant's corporate headquarters, research and ink production facilities are located at 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406. Its telephone number is (610) 834-9600. These premises consist of approximately 6,100 square feet of space in a multi-tenant building leased by the Registrant from an unaffiliated third party pursuant to a lease that commenced in January 2014 and expires in April 2019. Current monthly rent under this lease is $3,778; this amount escalates an amount of approximately three percent each year. In addition to rent, Registrant is responsible for its pro-rata share of the operating costs of the building. Registrant incurred leasehold improvement expenditures of approximately $19,700 through March 15, 2016. Registrant believes that additional leasehold improvement expenditures will not be significant. Registrant believes that this space will be adequate for its current needs and that additional space will be available as needed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Registrant's Common Stock is currently traded on the OTC Pink tier of the over-the-counter (“OTC”) market under the symbol "NNUP". Investors can find Real-Time quotes and market information on the Company on www.otcmarkets.com. The table below presents the range of high and low sales prices of Registrant's Common Stock by calendar quarter for the last two full fiscal years and for a recent date, as reported by OTC Markets Group Inc.

	High	Low

January 1, 2014 to March 31, 2014	$.150	$.012
April 1, 2014 to June 30, 2014	$.020	$.012
July 1, 2014 to September 30, 2014	$.021	$.012
October 1, 2014 to December 31, 2014	$.013	$.006

January 1, 2015 to March 31, 2015	$.047	$.006
April 1, 2015 to June 30, 2015	$.025	$.009
July 1, 2015 to September 30, 2015	$.021	$.006
October 1, 2015 to December 31, 2015	$.039	$.004

January 1, 2016 to March 15, 2016	$.078	$.006

As of March 15, 2016, 58,599,016 shares of Registrant's Common Stock were outstanding. The number of holders of record of Registrant's Common Stock was approximately 600. However, Registrant estimates that it has a significantly greater number of common stockholders because a number of shares of Registrant's Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 58,599,016 shares of Common Stock which are outstanding, Registrant, at March 15, 2016, has reserved for the issuance of approximately 5,832,000 shares of its Common Stock which underlie warrants to purchase Common Stock of the Registrant and the conversion of convertible debentures and interest into Common Stock of the Registrant.

The Company did not pay dividends in 2015 or 2014 and does not anticipate paying any such dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 12 on page 20 of this report on Form 10-K.

Recent Sales of Unregistered Securities

On July 8, 2014, the Company issued a convertible debenture for $22,940 to Henry C. Friedman, brother-in-law of Michael A. Feinstein, the Company’s Chairman of the Board, which included warrants to purchase 114,700 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At the option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share. The convertible debenture was issued in exchange for a $20,000 short-term loan along with accrued interest in a transaction approved by the disinterested members of the Company’s Board of Directors.

On July 8, 2014, the Company issued a convertible debenture for $5,333 to Herman M. Gerwitz, a Director, which included warrants to purchase 26,665 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At the option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share. The convertible debenture was issued in exchange for a $4,500 short-term loan along with accrued interest in a transaction approved by the disinterested members of the Company’s Board of Directors.

On July 22, 2014, the Company issued a convertible debenture for $5,000 to an individual accredited investor, which included warrants to purchase 25,000 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At the option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share.

The recipients of securities in these transactions had adequate access, through employment or business relationships, to information about the Company. No underwriters were involved in these transactions or received any commissions or other compensation. Proceeds of the sales of the convertible debentures were used to fund the Company’s working capital requirements.

In July 2015, the common stock private placement was extended to December 31, 2016 by the Company’s Board of Directors.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding, among other things, anticipated improvements in operations, the Company’s plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this report are forward-looking statements. The words “believe,’’ “expect,’’ “anticipate,’’ “should,’’ “plan,’’ “will,’’ “may,’’ “intend,’’ “estimate,’’ “potential,’’ “continue’’ and similar expressions, as they relate to the Company, are intended, where possible, to identify forward-looking statements.

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

Comparison of the Years ended December 31, 2015 and 2014

Revenues for 2015 were $950,800, an increase of approximately 3%, or $28,000, from $922,800 in 2014. Licenses, royalties and fees decreased in 2015 by approximately 6%, or $20,100, to $338,700 from $358,800 in 2014. The decrease in licenses, royalties and fees is due primarily to lower licensing revenues from two existing licensees in the entertainment and toy products market, one of whom signed a new four-year license in the second quarter of 2015 and lower consulting revenue related to the expiration in 2014 of a consulting arrangement with a customer offset in part by higher licensing fees from two licensees in the entertainment and toy products market and initial licensing fees from a new licensee in the fourth quarter of 2015. Product and other sales increased by $48,100, or approximately 9%, to $612,100 in 2015 from $564,000 in 2014. The higher level of ink sales in 2015 compared to 2014 is due primarily to higher ink requirements of the licensed third party printers used by the Company’s licensees in the entertainment and toy products market. Sales of ink to the licensed printers of its licensees in the entertainment and toy products market were approximately $73,800 higher in 2015 compared to 2014. Sales of security ink to the Company’s licensees in the retail receipt and document fraud market decreased by approximately $27,700 in 2015 compared to 2014. The Company derived $757,300, or approximately 80% of total revenues, from licensees and their licensed printers in the entertainment and toy products market in 2015 compared to $699,400, or approximately 76% of total revenues, in 2014. The Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by marketplace reaction to the new and improved products, economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. There can be no assurances that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions currently being experienced worldwide.

Gross profit increased to $617,800, or approximately 65% of revenues, in 2015 from $598,500, or approximately 65% of revenues, in 2014. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in 2015 compared to 2014 reflects higher product sales along with a favorable mix of product sales offset in part by lower licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Due primarily to the lower revenues in 2015 compared to 2014, the gross profit from licenses, royalties and fees decreased to approximately 77% of revenues from licenses, royalties and fees in 2015 from approximately 79% in 2014.

Gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. As a result of both increased ink sales and favorable product mix, the gross profit from product and other sales increased to approximately 58% of revenues in 2015 compared to approximately 56% of revenues from product and other sales in 2014.

Research and development expenses were $128,100 in 2015 compared to $121,600 in 2014. The increase in 2015 compared to 2014 resulted primarily from higher employee salary and benefit expenses in 2015 compared to 2014.

Sales and marketing expenses of $202,800 in 2015 compared to $194,500 in 2014. The increase in 2015 compared to 2014 resulted primarily from higher commission expense in 2015 compared to 2014 resulting from a higher level of revenues in 2015 compared to 2014 and higher benefit expenses in 2015 compared to 2014.

General and administrative expenses increased to $325,600 in 2015 from $253,400 in 2014. The increase in 2015 compared 2014 is due primarily to higher expenses incurred in 2015 compared to 2014 related to the Company’s filing of the comprehensive annual report on Form 10-K and the first and second quarter 2015 Form 10-Q’s that were filed during the third quarter of 2015. These expenses included legal and audit fees incurred in 2015 as well as expenses related to the electronic filing of the documents.

Other income (expenses) includes, in 2015, the reversal of approximately $56,300 of accounts payable related to invoices received from 2001 through 2009 from a professional services business that provided legal services to the Company and an individual that provided consulting services to the Company in 2009 that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring claims has expired. Additionally, other income (expenses) includes interest on unsecured loans from five individuals, on convertible debentures held by ten investors and, in 2014, on funds borrowed under the Company’s promissory note with a bank. Also included in other income (expenses) is accretion of debt discounts related to the issuance of convertible debentures totaling $128,400 and, in 2015, the extension of the maturity dates of $95,000 of convertible debentures.

The net loss of $18,000 in 2015 compared to net income of $7,700 in 2014 resulted primarily from a higher gross profit on a higher level of revenues in 2015 compared to 2014 offset by higher overhead expenses in 2015 compared 2014 along with higher accretion of interest in 2015 compared to 2014.

Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during the years ended December 31, 2015 and 2014.

Plan of Operation, Liquidity and Capital Resources

The Company’s cash decreased to $11,400 at December 31, 2015 from $28,000 at December 31, 2014. During 2015, the Company generated $41,800 from its operating activities, used $8,900 for capital equipment, repaid $10,000 to a convertible debenture holder and repaid $39,500 to two individual lenders.

During 2015, the Company’s revenues increased primarily as a result of higher sales of ink to the authorized printer of four of the Company’s licensees in the entertainment and toy products market and higher license fees from two licensees, one of whom is in the entertainment and toy products market. The Company’s total overhead expenses increased 2015 compared 2014. As a result of these factors, the Company experienced a net loss of $18,000 in 2015. The Company had positive operating cash flow of $41,800 in 2015. At December 31, 2015, the Company had negative working capital of $364,000 and a stockholders’ deficiency of $438,100. For the full year of 2014, the Company had net income of $7,700 and had positive operating cash flow of $14,500. At December 31, 2014, the Company had negative working capital of $424,500 and a $438,200 stockholders’ deficiency.

From January 1, 2014 to December 31, 2015, the Company repaid $44,500 of $92,500 of short-term loans that had been outstanding at January 1, 2014 and converted $24,500 of these short-term loans into convertible debentures maturing in 2016. In 2015, the Company repaid $10,000 of convertible debentures and extended the maturity dates of $95,000 of convertible debentures from 2015 to 2017. In 2014, the Company repaid the remaining balance of a $100,000 promissory note with a bank. Borrowings and sales of common stock in recent years have allowed the Company to remain in operation through the current date. There can be no assurances that the Company will be able to secure sufficient additional funding through investments or borrowings that will allow the Company to fund losses that it presently believes may continue during 2016. The Company believes that without additional investment, it may be forced to cease operations at an undetermined date in the future. Information regarding the Company’s financing activities in periods prior to this Annual Report on Form 10-K is included in prior filings including the Company’s Comprehensive Annual Report on Form 10-K for the Years ended December 31, 2012, 2013 and 2014 filed with the Securities and Exchange Commission on September 11, 2015.

In July 2015, the common stock private placement was extended to December 31, 2016 by the Company’s Board of Directors.

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

The Company’s plan of operation for the twelve months beginning with the date of this annual report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market including two licensees with a significant presence in the entertainment and toy products market that have been marketing products incorporating the Company’s technologies since 2012. These two licensees in the entertainment and toy products market are well known and highly regarded participants in this market. The Company believes that these two licensees will expand their offerings incorporating the Company’s technologies currently being marketed and will introduce new products incorporating available technologies covered by the license agreements that are not currently being marketed by them. The Company plans to continue developing applications for these licensees while expanding its licensee base in the entertainment and toy market. The Company has additional licensees marketing or developing products incorporating the Company’s technologies in certain geographic and niche markets of the overall entertainment and toy products market. The Company maintains its presence in the retail loss prevention market and believes that revenue growth in this market can be achieved through increased security ink sales to its licensees in this market. The Company will continue to adjust its production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. There can be no assurances that these efforts will enable the Company to generate additional revenues and positive cash flow.

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

Limited Interim Historical Information. The Company filed a comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2012, 2013 and 2014 on September 11, 2015. The Form 10-K contained summarized quarterly financial information for each of the quarters ended June 30 and September 30, 2012 and for each of the quarters ended March 31, June 30 and September 30, 2013 and 2014. As the complete periodic filings for those periods have not been filed, certain financial information, disclosures and discussions normally contained in a Form 10-Q were not included in the Form 10-K. The omission of the information that would have been contained in these periodic filings leaves current and prospective investors, customers, employees and others without this source of information about the Company’s business achievements and prospects and may negatively impact the Company’s business opportunities and its ability to raise capital. There can be no assurances that the Company will be able to remain current with its required SEC filing obligations in the future.

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

Dependency on Major Customers. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. To the extent that the Company’s licensees are adversely affected by negative economic conditions, the Company’s revenues may also be negatively impacted. The Company has derived a significant percentage of its revenues through licensing relationships with two major customers. Revenues obtained directly from these customers and indirectly, through the customers’ third party licensed printer, equaled approximately 73% of the Company’s revenues in 2015. The Company also has, from time to time, substantial receivables from these businesses. The Company has a license agreement containing guaranteed minimum royalties expiring in 2019 with one of these two licensees and a license agreement with the second that expires in 2017. Products incorporating the Company’s technologies that are sold by these two licensees have certain dissimilar characteristics and are marketed generally through distinctly different channels of distribution. These two licensees are well known and highly regarded participants in the entertainment and toy products market. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two new licensees will generate increased revenues for the Company in the future.

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

Intellectual Property. The Company relies on a combination of protections as may be available under applicable domestic, foreign or international patent, trademark and trade secret laws. The Company also relies on confidentiality, non-analysis and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company attempts to protect these rights, its technologies may be compromised through reverse engineering, independent invention or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by its adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by third parties or to preclude third parties from conducting activities that infringe on the Company’s rights. The Company’s adverse liquidity situation also impacts its ability to obtain patent protection on its intellectual property and to maintain protection on previously issued patents. There can be no assurances that the Company will be able to continue to prosecute new patents and maintain issued patents. As a result, the Company’s customer and licensee relationships could be adversely affected, and the value of the Company’s technologies and intellectual property (including their value upon liquidation) could be substantially diminished.

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

Recently Adopted Accounting Pronouncements

As of December 31, 2015 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (1992).” Based on this assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors, officers and named executive of the Company, their ages, present positions with the Company, and a summary of their business experience are set forth below.

Michael A. Feinstein, M.D., 69, Chairman of the Board of Directors since December 1999 and Nocopi’s Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than thirty years, serving for more than twenty-five years as the President of a group medical practice which includes three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle University and his M.D. from Jefferson Medical College. He has represented Nocopi in numerous licensing negotiations, governmental meetings and capital raises. The Board of Directors believes that Dr. Feinstein’s considerable personal experience as a business owner and investor in publicly traded businesses makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.

Herman M. Gerwitz, CPA, 62, a director since May 2005, is the Treasurer of Keystone Property Group. Mr. Gerwitz has been with Keystone full time since 1998 and has been responsible for all the financial matters of a Real Estate Development Company that has grown to over 3 million square feet of commercial real estate and a $100,000,000 Real Estate Fund. Prior to joining Keystone, Mr. Gerwitz has spent 20 years as a partner in a public accounting firm. He has received a BBA from Temple University with master’s coursework at Widener University. He has been a member of both the Pennsylvania and American Institutes of Certified Public Accountants since 1983. The Board of Directors believes that Mr. Gerwitz’ many years as a Certified Public Accountant and his subsequent business management experience make him well suited to serve as a member of Nocopi Technologies’ Board of Directors and to serve on its Audit Committee.

Richard Levitt, 59, a director since December 1999, has been engaged in the computer and services segment of the computer industry since 1981. Mr. Levitt is currently a Senior Account Executive for Dell Computer in Pittsburgh, PA. He is in the Large Enterprise Group and is responsible for developing major accounts in Western Pennsylvania. Mr. Levitt has been with Dell since November 2005. In 2009, Mr. Levitt was awarded the “Circle of Excellence” award by Dell which is Dell’s highest corporate award given to less than 1% of its sales and support employees. In addition, he was awarded over the past three years the “Top Team Performer” and “Regional Top Performer” awards. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years grew to over 100 employees and $50 million in annual sales. Since founding XiTech, Mr. Levitt served as one of its corporate principals, as a Network Consultant and as the Manager of its Network Sales Force. Mr. Levitt left XiTech in 2004. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University. The Board of Directors believes that Mr. Levitt’s sales and marketing experience in technology-based businesses, including start-ups and smaller businesses, makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.

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

Terry W. Stovold, 53, Chief Operating Officer, has been employed by Nocopi for more than twenty-five years. Mr. Stovold previously served as the Company’s Director of Operations and Sales. Mr. Stovold received a Forestry Technician College degree from Algonquin College and studied business at McGill University. He holds numerous U.S. and foreign patents in the fields of printing technology and printing inks.

Rudolph A. Lutterschmidt, 69, has been Vice President and Chief Financial Officer of the Company for more than five years, serving in this capacity on a part-time basis since January 2000. Mr. Lutterschmidt has been a consultant to several southeast Pennsylvania businesses. He is a graduate of Syracuse University.

The terms of the current directors will expire at the 2016 annual meeting of stockholders of the Company.

Corporate Governance

The Board of Directors has determined that all of the directors, with the exception of Michael A. Feinstein, M.D., who serves as Chief Executive Officer, are independent as that term is defined by the SEC. The Company did not make any material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors during 2015.

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

Based solely on the Company’s review of the copies of any Section 16(a) forms received by it, the Company believes that with respect to the fiscal year ended December 31, 2015, all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for 2015 and 2014 earned by Michael A. Feinstein, M.D., the Company’s Chairman who has served since February 2000 as the Company’s Chief Executive Officer and Terry W. Stovold, the Company’s Chief Operating Officer, the only employee to receive compensation in 2015 greater than $100,000 (the “Named Executive”).

SUMMARY COMPENSATION TABLE

						Nonequity	Nonqualified
Name						incentive	deferred
and				Stock	Option	plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael A. Feinstein, M.D.	2015	85,000							85,000
Chairman, President and	2014	85,000							85,000
Chief Executive Officer

Terry W. Stovold	2015	75,000	1,000					65,200 (1)	141,200
Chief Operating Officer	2014	75,000	1,000					55,200 (1)	131,200

———————

(1) Sales commissions

Dr. Feinstein entered into a written employment agreement effective June 1, 2008 under which he serves as President and Chief Executive Officer of the Company for an initial term of three years with successive one year renewal terms. In accordance with the terms of the employment agreement, the employment agreement renewed on December 1, 2015 for a period of one year effective June 1, 2016. The employment agreement provides for an annual base salary of $85,000 which may be increased annually at the discretion of the Board of Directors and an annual performance bonus determined by the Board of Directors. In certain situations, including a change in control, Dr. Feinstein may be eligible to receive his base salary for a period of up to twelve months following the termination of employment. The employment agreement prohibits him from competing with the Company during the term of this agreement and for two years after the termination of his employment with the Company. In each of the years ended December 31, 2015 and 2014, Dr. Feinstein deferred $85,000 of salary owed to him for each of those years. At December 31, 2015, Dr. Feinstein was owed a total of approximately $290,400 of salary deferred by him.

Mr. Stovold entered into a written employment agreement effective April 1, 2011 under which he served as the Company’s Director of Operations and Sales for an initial term of three years with successive one year renewal terms. The employment agreement provides for a base salary set by the Company’s Board of Directors, which is currently set at $75,000 per year beginning on January 1, 2012, along with a commission of seven percent on sales generated by his efforts. In certain situations, including but not limited to a change in control, Mr. Stovold may be eligible to receive his base salary for a period of up to six months following the termination of employment. The employment agreement prohibits him from competing with the Company during the term of the agreement and for one year after the termination of his employment with the Company. At December 31, 2015, Mr. Stovold was owed approximately $33,500 of currently payable commissions related to sales realized in 2015 through his efforts. In July 2014, the Company’s Board of Directors appointed Mr. Stovold Chief Operating Officer of the Company. There were no changes to the employment agreement with Mr. Stovold resulting from this appointment.

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

Director Compensation

The following table summarizes compensation earned by the Company’s non-executive directors for the year ended December 31, 2015. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of the Company.

DIRECTOR COMPENSATION

				Nonequity	Nonqualified
	Fees			incentive	deferred
	earned or	Stock	Option	plan	compensation	All other
	paid in cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Herman M. Gerwitz (1)	0	0	0	0	0	0	0
Richard Levitt	0	0	0	0	0	0	0
Philip B. White	0	0	0	0	0	0	0

———————

(1) At December 31, 2015, Mr. Gerwitz held 26,665 warrants that become exercisable in July 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2016, the stock ownership of (1) each person or group known by the Registrant to beneficially own 5% or more of Registrant’s Common Stock and (2) each director and Named Executive (as set forth under the heading “Executive Compensation”) individually, and (3) all directors and executive officers of the Company as a group. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 480 Shoemaker  Road, Suite 104, King of Prussia, Pennsylvania, 19406.

Common Stock

	Number
	of Shares	Percentage
	Beneficially	of
Name of Beneficial Owner	Owned	Class (1)
5% Stockholders
Philip N. Hudson P.O. Box 160892 San Antonio, TX 78280-3092 (2)	5,687,918	9.7%
Westvaco Brand Security, Inc. One High Ridge Park Stamford, CT 06905 (3)	3,917,030	6.7%
Ross. L Campbell 675 Lewis Lane Ambler, PA 19002 (4)	3,264,457	5.6%

Directors, Officers and Named Executive
Michael A Feinstein, M.D. (5)	3,109,881	5.3%
Herman M. Gerwitz (6)	376,549	*
Richard Levitt	299,000	*
Philip B. White (7)	286,745	*
Terry W. Stovold	0	*
All Executive Officers and Directors as a Group (6 individuals)	4,069,775	6.9%

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

(2)	As reflected in a Schedule 13D dated August 11, 2008 filed on behalf of Philip N. Hudson and subsequent open market purchases as reported to the Company by Mr. Hudson.
(3)	As reflected in a Schedule 13D dated March 14, 2001 filed on behalf of Westvaco Brand Security, Inc.
(4)	As reflected in a Schedule 13D dated April 4, 2005 filed on behalf of Ross L. Campbell.
(5)	Includes 734,000 shares held by a pension plan of which Dr. Feinstein is the trustee and 100,000 shares held in an IRA.
(6)	Includes 50,000 shares held by a trust on behalf of a child of Mr. Gerwitz, 72,500 shares held by a child of Mr. Gerwitz and 6,000 shares held in an IRA.
(7)	Includes 5,000 shares held by Mr. White’s wife.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2015

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Warrants issued in connection with convertible debentures, short-term loans and financing considerations (1)	756,365	$0.022	-0-
Total	756,365	$0.022	-0-

———————

(1)

Warrants issued in connection with the sale of convertible debentures totaling $138,273 in 2014 and 2013, the receipt of short term-notes totaling $45,000 from 2011 through 2013, and, in 2011, to a professional services provider related to certain fee payment considerations were approved by the Board of Directors. The warrants expire from five to seven years from the date of issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2014, with the approval of the disinterested members of the Board of Directors, the Company exchanged a $4,500 short-term loan held by Herman M. Gerwitz, a Director, together with accrued interest, for a $5,333 convertible debenture which included warrants to purchase 26,665 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At the option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share.

During 2014, with the approval of the disinterested members of the Board of Directors, the Company exchanged a $20,000 short-term loan held by Dr. Feinstein’s brother-in-law together with accrued interest, for a $22,940 convertible debenture which included warrants to purchase 114,700 shares of the Company’s Common Stock at $0.02 per share. The warrant is exercisable two years after issuance and expires seven years after issuance. The debenture is due in two years. At the option of the lender, the debenture and accrued interest is convertible in whole or part into Common Stock of the Company at $0.05 per share.

The Board of Directors has determined that all the directors, with the exception of Michael A. Feinstein, M.D., who serves as President and Chief Executive Officer, are independent as that term is defined by the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Registrant has retained the public accounting firm of Morison Cogen LLP, whose principal business address is 484 Norristown Road, Suite 100, Blue Bell, PA 19422, to perform its annual audit for inclusion of its report in Form 10-K and perform SAS 100 reviews of quarterly information in connection with Form 10-Q filings.

Audit Fees

During 2015 and 2014, the aggregate fees billed for professional services rendered by Registrant’s principal accountant for the audit of Registrant’s annual financial statements and review of its quarterly financial statements were $47,000 and $35,000, respectively.

Audit-Related Fees

During 2015 and 2014, there were no fees billed for audit-related services.

Tax Fees

During 2015 and 2014, the aggregate fees billed for professional services rendered by Registrant’s principal accountant for tax compliance, tax advice and tax planning were $9,000 and $0, respectively.

All Other Fees

During 2015 and 2014, there were no fees billed for products and services provided by Registrant’s principal accountant other than those set forth above.

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

NOCOPI TECHNOLOGIES, INC.

Date: March 30, 2016	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
	Title:	Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2016
Michael A. Feinstein, M.D.

/s/ Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 30, 2016
Rudolph A. Lutterschmidt

/s/ Herman M. Gerwitz	Director	March 30, 2016
Herman M. Gerwitz

/s/ Richard Levitt	Director	March 30, 2016
Richard Levitt

/s/ Philip B. White	Director	March 30, 2016
Philip B. White

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

 of Nocopi Technologies, Inc.

King of Prussia, Pennsylvania

We have audited the accompanying balance sheets of Nocopi Technologies, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2015. Nocopi Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MORISON COGEN LLP

Blue Bell, Pennsylvania

March 30, 2016

Nocopi Technologies, Inc.

Balance Sheets*

	December 31.
	2015	2014
Assets

Current assets
Cash	$11,400	$28,000
Accounts receivable less $5,000 allowance for doubtful accounts	253,300	287,800
Inventory	36,600	43,500
Prepaid and other	22,600	18,800
Total current assets	323,900	378,100

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	176,900	176,800
	196,600	196,500
Less: accumulated depreciation and amortization	175,700	178,400
	20,900	18,100
Total assets	$344,800	$396,200

Liabilities and Stockholders’ Deficiency

Current liabilities
Demand loans	$23,500	$63,000
Convertible debentures	32,800	102,900
Accounts payable	76,200	160,300
Accrued expenses	443,000	383,000
Deferred revenue	112,400	93,400
Total current liabilities	687,900	802,600

Commitments and contingencies

Convertible debentures, net of unaccreted discount of $0 at December 31, 2015 and $1,400 at December 31, 2014	95,000	31,800

Stockholders’ deficiency
Series A preferred stock, $1.00 par value
Authorized - 300,000 shares
Issued and outstanding - none	–	–
Common stock, $0.01 par value
Authorized - 75,000,000 shares
Issued and outstanding - 58,599,016 shares	586,000	586,000
Paid-in capital	12,426,600	12,408,500
Accumulated deficit	(13,450,700)	(13,432,700)
	(438,100)	(438,200)
Total liabilities and stockholders’ deficiency	$344,800	$396,200

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Operations*

	Years ended December 31,
	2015	2014

Revenues
Licenses, royalties and fees	$338,700	$358,800
Product and other sales	612,100	564,000
	950,800	922,800

Cost of revenues
Licenses, royalties and fees	77,000	75,600
Product and other sales	256,000	248,700
	333,000	324,300
Gross profit	617,800	598,500

Operating expenses
Research and development	128,100	121,600
Sales and marketing	202,800	194,500
General and administrative	325,600	253,400
	656,500	569,500
Net income (loss) from operations	(38,700)	29,000

Other income (expenses)
Reversal of accounts payable	56,300	–
Interest income	–	300
Interest expense, bank charges, financing cost and accretion of interest	(35,600)	(21,600)
	20,700	(21,300)
Net income (loss)	$(18,000)	$7,700

Net income (loss) per common share
Basic	$(.00)	$.00
Diluted	$(.00)	$.00

Weighted average common shares outstanding
Basic	58,599,016	58,599,016
Diluted	58,599,016	58,600,690

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statement of Stockholders’ Deficiency*

For the Period January 1, 2014 through December 31, 2015

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2014	58,599,016	$586,000	$12,406,600	$(13,440,400)	$(447,800)

Fair value of warrants issued to convertible debenture holders			1,900		1,900

Net income				7,700	7,700
Balance - December 31, 2014	58,599,016	586,000	12,408,500	(13,432,700)	(438,200)

Debt discount to convertible debentures			18,100		18,100

Net loss				(18,000)	(18,000)
Balance - December 31, 2015	58,599,016	$586,000	$12,426,600	$(13,450,700)	$(438,100)

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

	Years ended December 31,
	2015	2014
Operating Activities
Net income (loss)	$(18,000)	$7,700
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	6,100	4,000
Reversal of accounts payable	(56,300)	–
Accretion of interest – convertible debentures	21,200	4,600
	(47,000)	16,300

(Increase) decrease in assets
Accounts receivable	34,500	(50,700)
Inventory	6,900	(15,000)
Prepaid and other	(3,800)	12,700
Increase (decrease) in liabilities
Accounts payable and accrued expenses	32,200	71,600
Deferred revenue	19,000	(20,400)
	88,800	(1,800)
Net cash provided by operating activities	41,800	14,500

Investing Activities
Additions to fixed assets	(8,900)	(20,600)
Net cash used in investing activities	(8,900)	(20,600)

Financing Activities
Repayment of borrowings under promissory note	–	(18,800)
Repayment of demand loans	(39,500)	(5,000)
Proceeds from convertible debenture	–	5,000
Repayment of convertible debenture	(10,000)	–
Net cash used in financing activities	(49,500)	(18,800)
Decrease in cash	(16,600)	(24,900)
Cash
Beginning of year	28,000	52,900
End of year	$11,400	$28,000

Cash paid for interest	$7,700	$300

Supplemental disclosure of Non Cash Investing Activities
Write-off of fully depreciated leasehold improvements and furniture fixtures and equipment
Accumulated depreciation and amortization	$(8,800)	$(82,900)
Leasehold improvements	–	$72,500
Furniture, fixtures and equipment	$8,800	$10,400

Supplemental Disclosure of Non Cash Financing Activities
Conversion of demand loans and interest to convertible debentures
Demand loans	–	$(24,500)
Accrued expenses	–	$(3,800)
Convertible debentures	–	$26,400
Paid-in capital	–	$1,900

*The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

Fair value - The carrying amounts reflected in the balance sheets for cash, receivables, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments. The carrying amount of the demand loans and the convertible debentures approximates fair value since the interest rate associated with the debt approximates the current market interest rates.

Convertible debentures, for which the embedded conversion feature does not qualify for derivative treatment, are evaluated to determine if the effective or actual rate of conversion per the terms of the convertible note agreement is below market value. In these instances, the Company accounts for the value of the beneficial conversion feature as a debt discount, which is then accreted to interest expense over the life of the related debt using the straight-line method, which approximates the effective interest method.

Stock-based payments - the Company accounts for stock-based compensation under the provisions of FASB ASC 718, "Compensation - Stock Compensation" which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight line method. The Company accounts for stock-based compensation awards to nonemployees in accordance with FASB ASC 505-50, "Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid in capital in stockholders’ equity over the applicable service periods. Non-employee equity based payments that do not vest immediately upon grant are recorded as an expense over the service period, as if the Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service completed.

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

The table below presents the computation of basic and diluted weighted average common shares outstanding:

	2015	2014
Basic shares outstanding	58,599,016	58,599,016
Incremental shares from assumed conversion of warrants	–	1,674
Diluted shares outstanding	58,599,016	58,600,690

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

Recently Adopted Accounting Pronouncements

As of December 31, 2015 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

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

3.

Going Concern

Since its inception, with the exception of the years ended December 31, 2007 and December 31, 2013 and December 13, 2014, during which it generated net income of $386,000 and $10,300 and $7,700, respectively, the Company has incurred significant losses and, as of December 31, 2015, had accumulated losses of $13,450,700. For the year ended December 31, 2015, the Company had a net loss from operations of $38,700. For the year ended December 31, 2014 Company’s had net income from operations of $29,000. The Company had negative working capital of $364,000 at December 31, 2015 and $424,500 at December 31, 2014. Due in part to uncertainties in the US economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to sustain profitability and return to positive cash flow in the future.

During 2014, the Company sold a $5,000 convertible debenture to an investor. Receipt of funds in earlier periods from investors and from demand loan holders have allowed the Company to remain in operation through the current date. Management of the Company believes that it may need additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined future date.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

The Company’s independent registered public accountants have included a “going concern” explanatory paragraph in their audit report accompanying the 2015 financial statements. The paragraph states that the Company’s continuing working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash and accounts receivables. At December 31, 2015, the Company did not have deposits with a financial institution that exceed the FDIC deposit insurance coverage of $250,000. There is a concentration of credit risk with respect to accounts receivable due to the number of major customers.

5.

Demand Loans

At December 31, 2015 and December 31, 2014, the Company had unsecured loans totaling $23,500 from two individuals and $63,000 from three individuals, respectively, outstanding. The loans bear interest at 8%. During the year ended December 31, 2015, the Company repaid $39,500 of the unsecured loans along with approximately $6,300 of accrued interest. During the year ended December 31, 2014, the Company repaid $5,000 of the unsecured loans.

6.

Promissory Note

In early July 2014, the Company repaid the $6,250 remaining balance of a $100,000 promissory note with a bank. The promissory note resulted from the conversion in September 2010 of an outstanding line of credit with the bank. The promissory note was payable in forty-eight equal monthly installments, beginning in October 2010, of $2,083, plus interest at the bank’s prime rate of interest plus 0.5%. The interest rate throughout the term of the promissory note was 3.75%.

7.

Convertible Debentures

At December 31, 2015, the Company had convertible debentures totaling $127,800 outstanding, of which $32,800 are due during the third quarter of 2016 and $95,000 are due during the third quarter of 2017. The convertible debentures bear interest at 7%. At the option of the lender, $95,000 principal of the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.025 per share and $32,800 principal of the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.05 per share. In July 2015, the Company repaid, with interest, a $10,000 convertible debenture that had matured. During the third quarter of 2015, the Company’s Board of Directors approved and the holders of $95,000 of convertible debentures maturing during the third quarter of 2015 accepted an offer of extension whereby the maturity dates of the convertible debentures are extended for two years and the conversion rate of the debentures and accrued interest into Common Stock of the Company is reduced from $0.05 to $0.025. In accordance with FASB ASC 470, this modification of the convertible debentures was recorded as a debt discount to the notes payable of approximately $18,100 with an offsetting credit to additional-paid in capital. In the year ended December 31, 2015, the entire $18,100 was accreted through interest expense.

During the third quarter of 2014, the Company, with the approval of its Board of Directors, exchanged two demand loans totaling $24,500 including one demand loan in the amount of $4,500 held by Herman M. Gerwitz, a Director, along with approximately $3,800 of accrued interest for convertible debentures totaling approximately $28,300. The debentures bear interest at 7% and are due and payable two years from the date of issuance. At option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.05 per share. The Company also granted warrants to purchase 141,365 shares of common stock of the Company at $0.02 per share to the debenture holders. The warrants are exercisable two years after issuance and expire seven years after issuance.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

Additionally, the Company has warrants to purchase 525,000 shares of the Company’s common stock at $0.02 per share outstanding that were granted in conjunction with the issuance of $105,000 of convertible debentures to seven investors in 2013. The warrants are exercisable two years after issuance and expire seven years after issuance.

The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances is being accreted through interest expense over the term of the notes payable. For the years ended December 31, 2015 and December 31, 2014, approximately $3,100 and $4,600, respectively, was accreted through interest expense.

8.

Stockholders' Deficiency

In July 2015, the common stock private placement was extended to December 31, 2016 by the Company’s Board of Directors.

9.

Other Income (Expenses)

Other income (expenses) includes, in 2015, the reversal of approximately $56,300 of accounts payable related to invoices received from 2001 through 2009 from a professional services business that provided legal services to the Company and an individual that provided consulting services to the Company in 2009 that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring claims has expired. Additionally, other income (expenses) includes interest on unsecured loans from five individuals, on convertible debentures held by ten investors and, in 2014, on funds borrowed under the Company’s promissory note with a bank. Also included in other income (expenses) is accretion of debt discounts related to the issuance of convertible debentures totaling $128,400 and, in 2015, the extension of the maturity dates of $95,000 of convertible debentures.

10.

Income Taxes

There is no income tax benefit for the year ended December 31, 2015 due to the availability of net operating loss carryforwards (“NOL’s”) for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. There is no provision for income taxes for the year ended December 31, 2014 due to the availability of net operating loss carryforwards. At December 31, 2015 and December 31, 2014, the Company had NOL’s approximating $4,627,000 and $4,601,000, respectively. The operating losses at December 31, 2015 are available to offset future taxable income; however, if not utilized, they expire in varying amounts through the year 2035. As a result of the sale of the Company's common stock in an equity offering in late 1997 and the issuance of additional shares, the amount of the NOL’s may be limited. Additionally, the utilization of these NOL’s, if available, to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no material temporary differences for the years ended December 31, 2015 and December 31, 2014. The Company has established a 100% valuation allowance of approximately $1,943,000 and $1,933,000 at December 31, 2015 and December 31, 2014, respectively, for the deferred tax assets due to the uncertainty of their realization.

The Company has adopted the provisions of FASB ASC 740-10-50-15, “Unrecognized Tax Benefit Related Disclosures.” There were no unrecognized tax benefits as of the date of adoption and no unrecognized tax benefits at December 31, 2015. There was no change in unrecognized tax benefits during the year ended December 31, 2015 and there was no accrual for uncertain tax positions as of December 31, 2015.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

There were no interest and penalties recognized in the statement of operations and in the balance sheet. Tax years from 2011 through 2015 remain subject to examination by U.S. federal and state tax jurisdictions.

11.

Related Party Transactions

In each of the years ended December 31, 2015 and December 31, 2014, Michael A. Feinstein, M.D., the Company’s Chairman of the Board and Chief Executive Officer, deferred $85,000 of salary owed to him under an employment agreement with the Company. At December 31, 2015 and December 31, 2014, Dr. Feinstein was owed $290,400 and $215,400, respectively, of salary that was deferred by him in response to the adverse liquidity experienced by the Company beginning in 2012. There are no formal terms or arrangements for repayment of the deferred salary. In December 2015 and January 2016, the Company made payments of $10,000 and $15,000, respectively, to Dr. Feinstein, representing a portion of amounts owed to him. There is no interest payable on the deferred salary.

12.

Commitments and Contingencies

The Company conducts its operations in leased facilities under a non-cancelable operating lease expiring in 2019.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2015 are: $46,200 – 2016; $47,400 – 2017; $48,600 – 2018 and $16,300 – 2019.

Total rental expense under operating leases was $44,800 and $45,100 in 2014 and 2015, respectively.

The Company has an employment agreement, expiring in May 2017, with Michael A. Feinstein, M.D., its Chairman of the Board and Chief Executive Officer. The employment agreement contains one-year renewal provisions that became effective after the original term. Dr. Feinstein receives base compensation of $85,000 per year plus a performance bonus determined by the Company’s Board of Directors. The Company has an employment agreement, expiring in March 2017, with Terry W. Stovold, its Chief Operating Officer, whereby Mr. Stovold receives a salary set by the Company’s Board of Directors, currently set at $75,000, along with a commission of seven percent on sales generated by his efforts. The employment agreement contains one-year renewal provisions that became effective after the original term. Future minimum compensation payments under these employment agreements are: $160,000 to be paid in 2016 and $54,200 to be paid in 2017.

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.

13.

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

The 1999 Stock Option Plan provided for the granting of up to 2,000,000 incentive and non-qualified stock options to employees, non-employee directors, consultants and advisors to the Company. In the case of options designated as incentive stock options, the exercise price of the options granted must be not less than the fair market value of such shares on the date of grant. Non-qualified stock options may be granted at any amount established by the Stock Option Committee or, in the case of Discounted Options issued to non-employee directors in lieu of any portion of an Annual Retainer, in accordance with a formula designated in the Plan. The 1999 Stock Option Plan terminated in February 2009 and no further stock options can be granted under the plan; however, options granted before the termination date could be exercised through their expiration date.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There was no compensation expense recognized during the years ended December 31, 2015 and December 31, 2014 and there was no unrecognized portion of expense at December 31, 2015.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

A summary of stock options under the Company’s stock option plans follows:

			Weighted
		Exercise	Average
	Number of	Price Range	Exercise
	Shares	Per Share	Price
Outstanding at December 31, 2013	245,000	0.12	0.12
Options expired	245,000	0.12	0.12
Outstanding at December 31, 2014 and 2015	0	–	–

	Option
	Shares
Exercisable options at year end:
2015	0

Weighted average remaining contractual life (years)	–

Options available for future grant:
2015	0

At December 31, 2015, the Company had 756,365 warrants to purchase common stock of the Company outstanding at exercise prices ranging from $0.01 to $0.07 and expiring at various dates through July 2021. The warrants are held by ten investors who acquired convertible debentures from the Company in 2013 and 2014 and by three individuals who provided loans and professional services to the Company.

A summary of outstanding warrants follows:

			Weighted
		Exercise	Average
	Number of	Price Range	Exercise
	Shares	Per Share	Price
Outstanding at December 31, 2013	660,500	0.01 to 0.07	0.026
Warrants granted	166,365	0.02	0.02
Warrants canceled	24,500	0.03 and 0.07	0.037
Outstanding at December 31, 2014	802,365	0.01 to 0.07	0.025
Warrants expired	46,000	0.06 and 0.07	0.068
Outstanding at December 31, 2015	756,365	$0.01 to $0.07	$0.022

Weighted average remaining contractual life (years)	4.51

			Weighted
		Exercise	Average
		Price Range	Exercise
	Shares	Per Share	Price
Exercisable warrants at year end:
2015	590,000	$0.01 to $0.07	$0.023

Weighted average remaining contractual life (years)	4.23

At December 31, 2015, the Company has reserved 5,846,989 shares of common stock for possible future issuance upon exercise of 756,365 warrants and for the conversion of approximately $128,300 of convertible debentures and accrued interest into 5,090,624 shares of common stock.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2015 or 2014.

14.

Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Year ended December 31
	2015	2014
Customer A	53%	47%
Customer B	17%	19%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2015	2014
Customer A	31%	46%
Customer B	25%	35%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Year ended December 31
	2015	2014
North America	$433,000	$477,100
Asia	511,600	445,700
Australia	6,200	–
	$950,800	$922,800

15.

Subsequent Event

In March 2016, the Company repaid $4,000 of the principal of the outstanding demand loans.

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (17)
3.2	Amended and Restated Bylaws (18)
4.1	Form of Certificate of Common Stock (14)
10.1†	Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (1)
10.2†	Nocopi Technologies, Inc. 1998 Stock Incentive Plan (2)
10.3†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (3)
10.4	Director Indemnification Agreement (4)
10.5	Officer Indemnification Agreement (5)
10.6	Stock Purchase Agreement with Westvaco Brand Security, Inc. (6)
10.7	Registration Rights Agreement with Westvaco Brand Security, Inc. (7)
10.8	Subscription Agreement with Entrevest I Associates (8)
10.9	Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (9)
10.10	Settlement Agreement with Euro-Nocopi, S.A. (10)
10.11	Agreement of Terms with Entrevest I Associates (11)
10.12	Conversion Agreement (12)
10.13	Amendment dated July 18, 2007 to Lease Agreement dated March 19, 2003 relating to premises at 9 Portland Road, West Conshohocken, PA 19428 (15)
10.14†	Employment Agreement with Michael A. Feinstein, M.D. (16)
10.15	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated August 19, 2008 between the Company and Sovereign Bank (19)
10.16†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (20)
10.17†	Employment Agreement with Terry W. Stovold (21)
10.18	Conversion Agreement (22)
10.19	Form of Convertible Debenture Purchase Agreement and Exhibits (23)
10.20	Lease Agreement dated December 12, 2013 relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406 (24)
14.1	Code of Ethics (13)
31.1*	Certification of Chief Financial Officer required by Rule 13a-14(a)
31.2*	Certification of Chief Executive Officer required by Rule 13a-14(a)
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

*	Exhibit filed with this Report.
†	Compensation plans and arrangements for executives and others.
(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1993
(2)	Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 1998 filed on April 15, 1999
(3)	Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 1998 filed on April 15, 1999
(4)	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999 filed on November 15, 1999
(5)	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999 filed on November 15, 1999

(6)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000 filed on April 17, 2001
(7)	Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000 filed on April 17, 2001
(8)	Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2002 filed on April 14, 2003
(9)	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2002 filed on April 14, 2003
(10)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2003 filed on April 14, 2004
(11)	Incorporated by reference Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2004
(12)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2004 filed on November 15, 2004
(13)	Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2004 filed on March 31, 2005
(14)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2005 filed on April 7, 2006
(15)	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2007 filed on November 14, 2007
(16)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2008 filed on August 14, 2008
(17)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008
(18)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008
(19)	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008
(20)	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2009 filed on March 31, 2010
(21)	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2011 filed on March 30, 2012
(22)	Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2011 filed on March 30, 2012
(23)	Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2014 filed on September 11, 2015
(24)	Incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2014 filed on September 11, 2015