Form 10-Q
period 2016-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2016-05-16
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,599,016 shares of common stock, par value $0.01, as of May 1, 2016.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended March 31,
	2016	2015
Revenues
Licenses, royalties and fees	$112,800	$78,100
Product and other sales	170,000	110,300
	282,800	188,400

Cost of revenues
Licenses, royalties and fees	19,600	18,200
Product and other sales	69,100	55,600
	88,700	73,800
Gross profit	194,100	114,600

Operating expenses
Research and development	37,600	32,900
Sales and marketing	56,500	49,900
General and administrative	87,500	83,500
	181,600	166,300
Net income (loss) from operations	12,500	(51,700)

Other income (expenses)
Interest expense, bank charges and accretion of interest	(3,400)	(5,200)
	(3,400)	(5,200)
Net income (loss)	$9,100	$(56,900)

Basic and diluted net income (loss) per common share	$.00	$(.00)

Weighted average common shares outstanding
Basic	58,599,016	58,599,016
Diluted	58,600,159	58,599,016

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)
Assets

Current assets
Cash	$48,400	$11,400
Accounts receivable less $5,000 allowance for doubtful accounts	268,300	253,300
Inventory	31,200	36,600
Prepaid and other	16,600	32,600
Total current assets	364,500	333,900

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	176,900	176,900
	196,600	196,600
Less: accumulated depreciation and amortization	177,500	175,700
	19,100	20,900
Total assets	$383,600	$354,800

Liabilities and Stockholders' Deficiency

Current liabilities
Demand loans	$19,500	$23,500
Convertible debentures	33,000	32,800
Accounts payable	103,400	76,200
Accrued expenses	455,800	453,000
Deferred revenue	105,900	112,400
Total current liabilities	717,600	697,900

Convertible debentures	95,000	95,000

Stockholders' deficiency
Common stock, $0.01 par value; Authorized – 75,000,000 shares; Issued and outstanding – 58,599,016 shares	586,000	586,000
Paid-in capital	12,426,600	12,426,600
Accumulated deficit	(13,441,600)	(13,450,700)
Total stockholders' deficiency	(429,000)	(438,100)
Total liabilities and stockholders' deficiency	$383,600	$354,800

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Three Months ended March 31,
	2016	2015
Operating Activities
Net income (loss)	$9,100	$(56,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,800	1,200
Accretion of interest – convertible debentures	200	1,400
	11,100	(54,300)

(Increase) decrease in assets
Accounts receivable	(15,000)	68,100
Inventory	5,400	(11,000)
Prepaid and other	16,000	5,600
Increase (decrease) in liabilities
Accounts payable and accrued expenses	30,000	3,200
Deferred revenue	(6,500)	–
	29,900	65,900
Net cash provided by operating activities	41,000	11,600

Financing Activities
Repayment of demand loans	(4,000)	(11,000)
Net cash used in financing activities	(4,000)	(11,000)
Increase in cash	37,000	600
Cash at beginning of year	11,400	28,000
Cash at end of period	$48,400	$28,600

*See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2015 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2015 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2016 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Going Concern

Since its inception, the Company has incurred significant losses and, as of March 31, 2016, had accumulated losses of $13,441,600. For the three months ended March 31, 2016, the Company had net income from operations of $12,500. At March 31, 2016, the Company had negative working capital of $353,100 and a stockholders’ deficiency of $429,000. For the year ended December 31, 2015, the Company’s net loss from operations was $38,700. Due in part to uncertainties in the US economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.

Receipt of funds in periods prior to 2015 from investors and from demand loan holders have allowed the Company to remain in operation through the current date. Management of the Company believes that it may need additional capital in the future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it believes may occur until revenue increases from traditional and new product lines can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined future date.

Note 3. Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At March 31, 2016, the Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at March 31, 2016.

Note 4. Demand Loans

At March 31, 2016, the Company had unsecured loans totaling $19,500 from two individuals outstanding. The loans bear interest at 8%. During the first three months of 2016, the Company repaid $4,000 of the unsecured loans.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Convertible Debentures

At March 31, 2016, the Company had convertible debentures totaling $128,000 outstanding, of which $33,000 are due during the third quarter of 2016 and $95,000 are due during the third quarter of 2017. The convertible debentures bear interest at 7%. At the option of the lender, $95,000 principal of the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.025 per share and $33,000 principal of the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.05 per share. The Company also granted warrants to purchase 691,365 shares of the Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance.

The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances is being accreted through interest expense over the term of the notes payable. For the three months ended March 31, 2016 and March 31, 2015, approximately $200 and $1,400, respectively, was accreted through interest expense.

The following table summarizes all warrant activity of the Company since December 31, 2015:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price

Outstanding warrants - December 31, 2015	756,365	$0.01 to $0.07	$0.022

Warrants expired	15,000	$0.06	$0.06

Outstanding warrants - March 31, 2016	741,365	$0.01 to $0.07	$0.021

Weighted average remaining contractual life (years)	4.35

Exercisable warrants - March 31, 2016	575,000	$0.01 to $0.07	$0.022

Weighted average remaining contractual life (years)	4.08

Note 6. Other Income (Expenses)

Other income (expenses) in the three months ended March 31, 2016 and March 31, 2015 includes interest on unsecured loans from three individuals and on convertible debentures held by ten investors.

Note 7. Income Taxes

There is no provision for income taxes for the three months ended March 31, 2016 due to the availability of net operating loss carryforwards. There is no income tax benefit for the losses for the three months ended March 31, 2015 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.

There was no change in unrecognized tax benefits during the period ended March 31, 2016 and there was no accrual for uncertain tax positions as of March 31, 2016.

Tax years from 2011 through 2015 remain subject to examination by U.S. federal and state jurisdictions.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Related Party Transactions

In January 2016, the Company paid $15,000 to Michael A. Feinstein, M.D., the Company’s Chairman of the Board and Chief Executive Officer, representing a portion of previously deferred salary owed to him under an employment agreement with the Company. During the first quarter of 2016, Dr. Feinstein deferred $21,250 of salary. At March 31, 2016, Dr. Feinstein was owed $296,600 of salary deferred by him.

Note 9. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by the Company with related proceeds. For the three months ended March 31, 2016, the number of incremental common shares resulting from the assumed conversion of warrants was 1,143. Because the Company reported a net loss for the three months ended March 31, 2015, common stock equivalents, consisting of warrants to purchase common stock, were anti-dilutive.

Note 10. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended March 31,
	2016	2015
Customer A	51%	51%
Customer B	22%	27%

The Company’s non-affiliate customers, whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31,	December 31,
	2016	2015
Customer A	54%	31%
Customer B	23%	25%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Three Months ended March 31,
	2016	2015
North America	$126,000	$89,600
Asia	149,400	98,800
Australia	7,400	–
	$282,800	$188,400

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), regarding, among other things, anticipated improvements in operations, the Company’s plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this report are forward-looking statements. The words “believe,’’ “expect,’’ “anticipate,’’ “should,’’ “plan,’’ “will,’’ “may,’’ “intend,’’ “estimate,’’ “potential,’’ “continue’’ and similar expressions, as they relate to the Company, are intended to identify, where possible, forward-looking statements.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Financial Statements and related notes included elsewhere in this report as well as with the Company’s audited Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 and keeping in mind this cautionary statement regarding forward-looking information.

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

Revenues for the first quarter of 2016 were $282,800 compared to $188,400 in the first quarter of 2015, an increase of $94,400, or approximately 50%. Licenses, royalties and fees increased by $34,700, or approximately 44%, in the first quarter of 2016 to $112,800 from $78,100 in the first quarter of 2015. The increase in licenses, royalties and fees is due primarily to higher licensing revenue received from five licensees including two licensees added in the second half of 2015 along with a licensee in the entertainment and toy products market who signed a new four-year license in mid-2015. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

Product and other sales increased by $59,700, or approximately 54%, to $170,000 in the first quarter of 2016 from $110,300 in the first quarter of 2015. Sales of ink increased in the first quarter of 2016 compared to the first quarter of 2015 due primarily to higher ink shipments to a third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market and higher ink shipments to the Company’s licensees in the retail receipt and document fraud market. In the first quarter of 2016, the Company derived revenues of approximately $229,400 from its licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $154,600 in the first quarter of 2015.

The Company’s gross profit increased to $194,100, or approximately 69% of gross revenues, in the first quarter of 2016 from $114,600, or approximately 61% of gross revenues, in the first quarter of 2015. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as the Company’s overall gross profit. Primarily due to the increase in revenues from licenses, royalties and fees in the first quarter of 2016 compared to the first quarter of 2015, the gross profit from licenses, royalties and fees increased to approximately 83% in the first quarter of 2016 from approximately 77% in the first quarter of 2015.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. Primarily due to higher sales of inks and other products in the first quarter of 2016 compared to the first quarter of 2015, there was a higher gross profit from product and other sales of approximately 59% of revenues in the first quarter of 2016 compared to a gross profit of approximately 50% of revenues in the first quarter of 2015.

Research and development expenses increased to $37,600 in the first quarter of 2016 from $32,900 in the first quarter of 2015 due primarily to higher product development expenses in the first quarter of 2016 compared to the first quarter of 2015.

Sales and marketing expenses increased to $56,500 in the first quarter of 2016 from $49,900 in the first quarter of 2015 due primarily to higher commission expense on the higher level of revenues in the first quarter of 2016 compared to the first quarter of 2015.

General and administrative expenses increased in the first quarter of 2016 to $87,500 compared to $83,500 in the first quarter of 2015 due primarily to higher employment expenses and compliance expenses related to the Company’s filing of its annual report on Form 10-K for 2015.

Other income (expenses) in the first quarter of 2016 and 2015 included interest on unsecured loans from three individuals and on convertible debentures held by ten investors.

The net income of $9,100 in the first quarter of 2016 compared to the net loss of $56,900 in the first quarter of 2015 resulted primarily from a higher gross profit on a higher level of revenues offset in part by higher operating expenses in the first quarter of 2016 compared to the first quarter of 2015.

Plan of Operation, Liquidity and Capital Resources

During the first quarter of 2016, the Company’s cash increased to $48,400 at March 31, 2016 from $11,400 at December 31, 2015. During the first quarter of 2016, the Company generated $41,000 from its operating activities and repaid $4,000 to an individual lender.

During the first quarter of 2016, the Company’s revenues increased approximately 50% primarily as a result of higher sales of ink to the authorized printer of four of the Company’s licensees in the entertainment and toy products market and from higher licensing and royalty revenues from new and existing licensees. The Company’s first quarter 2016 total overhead expenses increased compared to the 2015 first quarter total overhead expenses and the Company’s interest expense decreased in the first quarter of 2016 compared to the first quarter of 2015. As a result of these factors, the Company’s generated net income in the first quarter of 2016 compared to a net loss in the first quarter of 2015. The Company had positive operating cash flow of $41,000 during the first quarter of 2016. At March 31, 2016, the Company had negative working capital of $353,100 and a stockholders’ deficiency of $429,000. For the full year of 2015, the Company had a net loss of $18,000 and had positive operating cash flow of $41,800. At December 31, 2015, the Company had negative working capital of $364,000 and a $438,100 stockholders’ deficiency.

Since January 1, 2015, the Company has repaid $43,500 of $63,000 of short-term loans that had been outstanding at January 1, 2015. In 2015, the Company repaid $10,000 of convertible debentures and extended the maturity dates of $95,000 of convertible debentures from the third quarter of 2015 to the third quarter of 2017. Borrowings and sales of common stock in years prior to January 1, 2015 have allowed the Company to remain in operation through the current date. There can be no assurances that the Company will be able to secure sufficient additional funding through investments or borrowings that will allow the Company to fund losses that it presently believes may continue during 2016. The Company believes that without additional investment, it may be forced to cease operations at an undetermined date in the future.

The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market including two licensees with a significant presence in the entertainment and toy products market that have been marketing products incorporating the Company’s technologies since 2012. These two licensees in the entertainment and toy products market are well known and highly regarded participants in this market. The Company believes that these two licensees will expand their offerings incorporating the Company’s technologies currently being marketed and will introduce new products incorporating available technologies covered by the license agreements that are not currently being marketed by them. The Company plans to continue developing applications for these licensees while expanding its licensee base in the entertainment and toy market. The Company has additional licensees marketing or developing products incorporating the Company’s technologies in certain niche markets of the overall entertainment and toy products market. In late 2015, the Company added a licensee who the Company believes will market products incorporating the Company’s available technologies in certain international markets beginning in the second half of 2016. The Company maintains its presence in the retail loss prevention market and believes that revenue growth in this market can be achieved through increased security ink sales to its licensees in this market. The Company will continue to adjust its production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. There can be no assurances that these efforts will enable the Company to generate additional revenues and positive cash flow.

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

Risk Factors

The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond the Company’s control. These risks could cause actual operating and financial results to differ materially from those expressed in the Company’s forward-looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC including the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 30, 2016:

Limited Interim Historical Information. In September 2015, the Company filed a comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2012, 2013 and 2014. The Form 10-K contains summarized quarterly financial information for each of the quarters ended June 30 and September 30, 2012 and for each of the quarters ended March 31, June 30 and September 30, 2013 and 2014. As the complete periodic filings for those periods have not been filed, certain financial information, disclosures and discussions normally contained in a Form 10-Q were not included in the Form 10-K. The omission of the information that would have been contained in these periodic filings leaves current and prospective investors, customers, employees and others without this source of information about the Company’s business achievements and prospects and may negatively impact the Company’s business opportunities and its ability to raise capital. There can be no assurances that the Company will be able to remain current with its required SEC filing obligations in the future.

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

Dependency on Major Customers. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. To the extent that the Company’s licensees are affected by negative economic conditions, the Company’s revenues may also be negatively impacted. The Company derives a significant percentage of its revenues through licensing relationships with two major customers. Revenues obtained directly from these two licensees and indirectly, through the licensees’ third party authorized printer, equaled approximately 75% of the Company’s revenues in the first quarter of 2016 and approximately 73% of the Company’s revenues in 2015. The Company also has, from time to time, substantial receivables from these businesses. The Company has a license agreement containing guaranteed minimum royalties expiring in 2019 with one of these two licensees and a license with the second that expires in 2017. Products incorporating the Company’s technologies that are sold by these two licensees have certain dissimilar characteristics and are marketed generally through distinctly different channels of distribution. These two licensees are well known and highly regarded participants in the entertainment and toy products market. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for the Company in the future.

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

Recently Adopted Accounting Pronouncements

As of March 31, 2016 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

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

NOCOPI TECHNOLOGIES, INC.

DATE: May 16, 2016	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: May 16, 2016	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase