Form 10-Q
period 2016-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2016-08-12
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 58,599,016 shares of common stock, par value $0.01, as of August 1, 2016.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2016	2015	2016	2015

Revenues
Licenses, royalties and fees	$98,700	$78,800	$211,500	$156,900
Product and other sales	104,700	237,900	274,700	348,200
	203,400	316,700	486,200	505,100

Cost of revenues
Licenses, royalties and fees	16,900	23,800	36,500	42,000
Product and other sales	49,200	88,200	118,300	143,800
	66,100	112,000	154,800	185,800
Gross profit	137,300	204,700	331,400	319,300

Operating expenses
Research and development	32,400	31,100	70,000	64,000
Sales and marketing	47,400	55,300	103,900	105,200
General and administrative	66,800	67,900	154,300	151,400
	146,600	154,300	328,200	320,600
Net income (loss) from operations	(9,300)	50,400	3,200	(1,300)

Other income (expenses)
Interest expense, bank charges and accretion of interest	(3,400)	(5,100)	(6,800)	(10,300)
	(3,400)	(5,100)	(6,800)	(10,300)
Net income (loss)	$(12,700)	$45,300	$(3,600)	$(11,600)

Basic and diluted net income (loss) per common share	$(.00)	$.00	$(.00)	$(.00)

Weighted average common shares outstanding
Basic	58,599,016	58,599,016	58,599,016	58,599,016
Diluted	58,599,016	58,600,367	58,599,016	58,599,016

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	June 30	December 31
	2016	2015
	(unaudited)	(audited)
Assets
Current assets
Cash	$132,600	$11,400
Accounts receivable less $5,000 allowance for doubtful accounts	168,200	253,300
Inventory	62,900	36,600
Prepaid and other	35,100	22,600
Total current assets	398,800	323,900

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	176,900	176,900
	196,600	196,600
Less: accumulated depreciation and amortization	179,400	175,700
	17,200	20,900
Total assets	$416,000	$344,800

Liabilities and Stockholders' Deficiency

Current liabilities
Demand loans	$14,500	$23,500
Convertible debentures	33,300	32,800
Accounts payable	83,100	76,200
Accrued expenses	476,000	443,000
Deferred revenue	155,800	112,400
Total current liabilities	762,700	687,900

Convertible debentures	95,000	95,000

Stockholders' deficiency
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 58,599,016 shares	586,000	586,000
Paid-in capital	12,426,600	12,426,600
Accumulated deficit	(13,454,300)	(13,450,700)
Total stockholders' deficiency	(441,700)	(438,100)
Total liabilities and stockholders' deficiency	$416,000	$344,800

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Six Months ended June 30
	2016	2015
Operating Activities
Net loss	$(3,600)	$(11,600)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,700	2,400
Accretion of interest – convertible debentures	500	2,600
	600	(6,600)

(Increase) decrease in assets
Accounts receivable	85,100	62,000
Inventory	(26,300)	7,200
Prepaid and other	(12,500)	(2,900)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	39,900	53,400
Deferred revenue	43,400	(19,900)
	129,600	99,800
Net cash provided by operating activities	130,200	93,200

Investment Activities
Additions to fixed assets	–	(800)
Net cash used in investing activities	–	(800)

Financing Activities
Repayment of demand loans	(9,000)	(17,000)
Net cash used in financing activities	(9,000)	(17,000)
Increase in cash	121,200	75,400
Cash at beginning of year	11,400	28,000
Cash at end of period	$132,600	$103,400

*See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2015 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2015 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2016 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Going Concern

Since its inception, the Company has incurred significant losses and, as of June 30, 2016, had accumulated losses of $13,454,300. For the six months ended June 30, 2016, the Company had net income from operations of $3,200. At June 30, 2016, the Company had negative working capital of $363,900 and a stockholders’ deficiency of $441,700. For the year ended December 31, 2015, the Company’s net loss from operations was $38,700. Due in part to uncertainties in the US economy, the Company, which is substantially dependent on its licensees to generate licensing revenues, may incur operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to return to and sustain profitability and positive cash flow in the future.

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

Note 3. Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At June 30, 2016, the Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at June 30, 2016.

Note 4. Demand Loans

At June 30, 2016, the Company had unsecured loans totaling $14,500 from two individuals outstanding. The loans bear interest at an annual rate of 8%. During the six months ended June 30, 2016, the Company repaid $9,000 of the unsecured loans.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Convertible Debentures

At June 30, 2016, the Company had convertible debentures totaling $128,300 outstanding, of which $33,300 are due during the third quarter of 2016 and $95,000 are due during the third quarter of 2017. The convertible debentures bear interest at an annual rate of 7%. At the option of the lender, $95,000 in principal of the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.025 per share and $33,300 principal of the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.05 per share. The Company also granted warrants to purchase 691,365 shares of the Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance.

The Company is negotiating the extension of three convertible debentures totaling $33,300 maturing during the third quarter of 2016, one of which is held by a Director of the Company. The Company believes that extensions of the debentures can be achieved on acceptable terms.

The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances is being accreted through interest expense over the term of the notes payable. For the three months and six months ended June 30, 2016, approximately $300 and $500, respectively, was accreted through interest expense. For the three months and six months ended June 30, 2015, approximately $1,200 and $2,600, respectively, was accreted through interest expense.

The following table summarizes all warrant activity of the Company since December 31, 2015:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2015	756,365	$0.01 to $0.07	$0.022

Warrants expired	15,000	$0.06	$0.06

Outstanding warrants -
June 30, 2016	741,365	$0.01 to $0.07	$0.021

Weighted average remaining contractual life (years)	4.10

Exercisable warrants -
June 30, 2016	575,000	$0.01 to $0.07	$0.022

Weighted average remaining contractual life (years)	3.83

Note 6. Other Income (Expenses)

Other income (expenses) in the three months and six months ended June 30, 2016 and June 30, 2015 includes interest on unsecured loans from three individuals and on convertible debentures held by ten investors.

Note 7. Income Taxes

There is no provision for income taxes for the three months ended June 30, 2015 due to the availability of net operating loss carryforwards. There is no income tax benefit for the losses for the three months and six months ended June 30, 2016 and for the six months ended June 30, 2015 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.

There was no change in unrecognized tax benefits during the period ended June 30, 2016 and there was no accrual for uncertain tax positions as of June 30, 2016.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Tax years from 2011 through 2015 remain subject to examination by U.S. federal and state jurisdictions.

Note 8. Related Party Transactions

In January 2016, the Company paid $15,000 to Michael A. Feinstein, M.D., the Company’s Chairman of the Board and Chief Executive Officer, representing a portion of previously deferred salary owed to him under an employment agreement with the Company. During the six months ended June 30, 2016, Dr. Feinstein deferred $42,500 of salary. At June 30, 2016, Dr. Feinstein was owed $317,900 of salary deferred by him.

Note 9. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such stock options and warrants is decreased by shares that could have been purchased by the Company with related proceeds. For the three months ended June 30, 2015, the number of incremental common shares resulting from the assumed conversion of warrants was 1,351. Because the Company reported a net loss for the three months and six months ended June 30, 2016 and for the six months ended June 30, 2015, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.

Note 10. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended June 30		Six Months ended June 30
	2016	2015	2016	2015
Customer A	17%	64%	37%	59%
Customer B	24%	16%	23%	20%
Customer C	29%	–	12%	–

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30	December 31
	2016	2015
Customer A	21%	31%
Customer B	29%	25%
Customer C	17%	–

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Three Months ended June 30		Six Months ended June 30
	2016	2015	2016	2015
North America	$100,400	$109,000	$226,400	$198,600
Asia	95,600	207,700	245,000	306,500
Australia	7,400	–	14,800	–
	$203,400	$316,700	$486,200	$505,100

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Subsequent Event

In early August 2016, the Company repaid $4,500 of the principal of the outstanding demand loans.

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

Revenues for the second quarter of 2016 were $203,400 compared to $316,700 in the second quarter of 2015, a decrease of $113,300, or approximately 36%. Licenses, royalties and fees increased by $19,900, or approximately 25%, to $98,700 in the second quarter of 2016 from $78,800 in the second quarter of 2015. The increase in licenses, royalties and fees is due primarily to higher licensing revenue received from five licensees including two licensees added in the second half of 2015. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

Product and other sales decreased by $133,200, or approximately 56%, to $104,700 in the second quarter of 2016 from $237,900 in the second quarter of 2015. Sales of ink decreased in the second quarter of 2016 compared to the second quarter of 2015 due primarily to lower ink shipments to a third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market offset in part by initial shipments of ink late in the second quarter of 2016 to a new authorized printer used by a major licensee and a new licensee in the entertainment and toy products market. This new authorized printer in the entertainment and toy products market has placed a significant amount of ink orders that the Company plans to produce and ship during the third quarter of 2016. In the second quarter of 2016, the Company derived revenues of approximately $164,300 from its licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $267,800 in the second quarter of 2015.

For the first six months of 2016, revenues were $486,200, representing a decrease of $18,900, or approximately 4%, from revenues of $505,100 in the first six months of 2015. Licenses, royalties and fees increased by $54,600, or approximately 35%, to $211,500 in the first six months of 2016 from $156,900 in the first six months of 2015. As in the second quarter of 2016, the increase in licenses, royalties and fees is due primarily to higher licensing revenue received from five licensees including two licensees added in the second half of 2015.

Product and other sales decreased by $73,500, or approximately 21%, to $274,700 in the first six months of 2016 from $348,200 in the first six months of 2015. Sales of ink decreased in the first six months of 2016 compared to the first six months of 2015 due primarily to lower ink shipments to a third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market offset in part by initial sales late in the second quarter of 2016 of ink to a new authorized printer used by a major licensee and a new licensee in the entertainment and toy products market. As noted above, this new authorized printer in the entertainment and toy products market has placed a significant amount of ink orders that the Company plans to produce and ship during the third quarter of 2016. The Company derived revenues of approximately $393,700 from licensees and their authorized printers in the entertainment and toy products market in the first six months of 2016 compared to revenues of approximately $422,400 in the first six months of 2015.

The Company’s gross profit decreased to $137,300 in the second quarter of 2016, or approximately 68% of revenues, from $204,700 in the second quarter of 2015 or approximately 65% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in the second quarter of 2016 compared to the second quarter of 2015 results primarily from lower gross revenues from product and other sales in the second quarter of 2016 compared to the second quarter of 2015 offset in part by higher licenses, royalties and fees and gross profit improvements related to both the mix of products sold and favorable raw material prices in the second quarter of 2016 compared to the second quarter of 2015.

For the first six months of 2016, gross profit was $331,400, or approximately 68% of revenues, compared to $319,300, or approximately 63% of revenues, in the first six months of 2015. The higher gross profit in the first six months of 2016 compared to the first six months of 2015 results primarily from higher licenses, royalties and fees and gross profit improvements related to both the mix of products sold and favorable raw material prices in the first six months of 2016 compared to the first six months of 2015 offset in part by lower gross revenues from product and other sales in the first six months of 2016 compared to the first six months of 2015.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees increased to approximately 83% in the second quarter of 2016 compared to approximately 70% in the second quarter of 2015. The gross profit from licenses, royalties and fees increased to approximately 83% of revenues from licenses, royalties and fees in the first six months of 2016 from approximately 73% in the first six months of 2015.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 53% of revenues in the second quarter of 2016 compared to approximately 63% of revenues in the second quarter of 2015. This decrease was due to lower sales volume of product and other sales offset in part by higher margins on certain products due to a favorable mix of products sold and raw materials prices. For the first six months of 2016, the gross profit, expressed as a percentage of revenues, decreased to approximately 57% of revenues from product and other sales compared to approximately 59% of revenues from product and other sales in the first six months of 2015.

Research and development expenses of $32,400 in the second quarter of 2016 were comparable to $31,100 in the second quarter of 2015. In the first six months of 2016, research and development expenses increased to $70,000 from $64,000 in the first six months of 2015 due primarily to higher product development expenses in the first six months of 2016 compared to the first six months of 2015.

Sales and marketing expenses decreased to $47,400 in the second quarter of 2016 from $55,300 in the second quarter of 2015 and to $103,900 in the first six months of 2016 from $105,200 in the first six months of 2015. This decrease is due primarily to lower commission expense on the lower level of sales in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015.

General and administrative expenses of $66,800 in the second quarter of 2016 were comparable to $67,900 in the second quarter of 2015. In the first six months of 2016, general and administrative expenses increased to $154,300 from $151,400 in the second quarter and first six months of 2015 due primarily to higher employment expenses in the first six months of 2016 compared to the first six months of 2015.

Other income (expenses) in the second quarter and first six months of 2016 and 2015 included interest on unsecured loans from three individuals and on convertible debentures held by ten investors. Other income (expenses) decreased to $3,400 in the second quarter of 2016 from $5,100 in the second quarter of 2015 and to $6,800 in the first six months of 2016 from $10,300 in the first six months of 2015. This decrease is due primarily to lower interest expense on the lower level of unsecured loans and convertible debentures in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015.

The net loss of $12,700 in the second quarter of 2016 compared to net income of $45,300 in the second quarter of 2015 resulted primarily from a lower gross profit on a lower level of revenues in the second quarter of 2016 compared to the second quarter offset in part by lower overhead expenses in the second quarter of 2016 compared to the second quarter of 2015. The lower net loss of $3,600 in the first six months 2016 compared to the net loss of $11,600 in the first six months of 2015 resulted primarily from a higher gross profit related to the favorable revenue mix in the first six months of 2016 compared to the six months of 2015 offset in part by higher overhead expenses in the first six months of 2016 compared to the first six months of 2015.

Plan of Operation, Liquidity and Capital Resources

During the first six months of 2016, the Company’s cash increased to $132,600 at June 30, 2016 from $11,400 at December 31, 2015. During the first six months of 2016, the Company generated $130,200 from its operating activities and repaid $9,000 to an individual lender.

During the first six months of 2016, the Company’s revenues decreased primarily as a result of lower sales of ink to an authorized printer of four of the Company’s licensees in the entertainment and toy products market offset in part by higher license fees from five licensees. While the Company’s total overhead expenses increased in the first six months of 2016 compared to the total overhead expenses in the first six months of 2015, the Company’s gross profit increased in the first six months of 2016 compared to the first six months of 2015. As a result of these factors, the Company’s net loss declined in the first six months of 2016 compared to the first six months of 2015. The Company had positive operating cash flow of $130,200 during the first six months of 2016. At June 30, 2016, the Company had negative working capital of $363,900 and a stockholders’ deficiency of $441,700. For the full year of 2015, the Company had a net loss of $18,000 and had positive operating cash flow of $41,800. At December 31, 2015, the Company had negative working capital of $364,000 and a $438,100 stockholders’ deficiency.

Through June 30, 2016, the Company repaid $48,500 of $63,000 of short-term loans that had been outstanding at January 1, 2015. In 2015, the Company repaid $10,000 of convertible debentures and extended the maturity dates of $95,000 of convertible debentures from the third quarter of 2015 to the third quarter of 2017. Borrowings and sales of common stock in years prior to January 1, 2015 have allowed the Company to remain in operation through the current date. There can be no assurances that the Company will be able to secure sufficient additional funding through investments or borrowings that will allow the Company to fund losses that it presently believes may continue during 2016. The Company believes that without additional investment, it may be forced to cease operations at an undetermined date in the future.

The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market including two licensees with a significant presence in the entertainment and toy products market that have been marketing products incorporating the Company’s technologies since 2012. These two licensees in the entertainment and toy products market are well-known and highly regarded participants in this market. The Company believes that these two licensees will expand their offerings incorporating the Company’s technologies currently being marketed and will introduce new products incorporating available technologies covered by the license agreements that are not currently being marketed by them. The Company plans to continue developing applications for these licensees while expanding its licensee base in the entertainment and toy market. The Company has additional licensees marketing or developing products incorporating the Company’s technologies in certain niche markets of the overall entertainment and toy products market. In late 2015, the Company added a licensee who the Company believes will market products incorporating the Company’s available technologies in certain international markets beginning in the second half of 2016. The Company maintains its presence in the retail loss prevention market and believes that revenue growth in this market could be achieved through increased security ink sales to its licensees in this market. The Company will continue to adjust its production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. There can be no assurances that these efforts will enable the Company to generate additional revenues and positive cash flow.

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

Access to Capital. The Company anticipates that it may need to raise capital in the future to fund its historical and new business operations. Negative or uncertain global economic conditions would make it more difficult for the Company to raise capital. If the Company is unable to secure capital, if needed, in the future, in the form debt, equity or both, it may be forced to cease operations. There can be no assurances that, if required, the Company will be successful in obtaining additional investment in sufficient amounts to fund its ongoing business operations.

Dependency on Major Customers. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies would adversely affect the Company’s operating results and cash flow. To the extent that the Company’s licensees are affected by negative economic conditions, the Company’s revenues would also be negatively impacted. The Company derives a significant percentage of its revenues through licensing relationships with two major customers. Revenues obtained directly from these two licensees and indirectly, through the licensees’ third party authorized printers, equaled approximately 73% and 74% of the Company’s revenues in the second quarter and first six months of 2016, respectively, and approximately 73% of the Company’s revenues in 2015. Receivables from these two licensees and their third party authorized printers were approximately 71% and 58% of the Company’s net accounts receivable at June 30, 2016 and December 31, 2015, respectively. The Company has a license agreement containing guaranteed minimum royalties expiring in 2019 with one of these two licensees and a license with the second that expires in 2017. Products incorporating the Company’s technologies that are sold by these two licensees have certain dissimilar characteristics and are marketed generally through distinctly different channels of distribution. These two licensees are well-known and highly regarded participants in the entertainment and toy products market. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will be renewed or that they will be renewed at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for the Company in the future.

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

Recently Adopted Accounting Pronouncements

As of June 30, 2016 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

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

NOCOPI TECHNOLOGIES, INC.

DATE: August 12, 2016	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: August 12, 2016	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase