Form 10-Q
period 2016-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2016-11-10
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 58,599,016 shares of common stock, par value $0.01, as of November 10, 2016.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2016	2015	2016	2015

Revenues
Licenses, royalties and fees	$170,300	$76,700	$381,800	$233,600
Product and other sales	373,400	159,700	648,100	507,900
	543,700	236,400	1,029,900	741,500

Cost of revenues
Licenses, royalties and fees	36,500	19,000	73,000	61,000
Product and other sales	156,900	63,300	275,200	207,100
	193,400	82,300	348,200	268,100
Gross profit	350,300	154,100	681,700	473,400

Operating expenses
Research and development	33,700	31,300	103,700	95,300
Sales and marketing	72,800	49,100	176,700	154,300
General and administrative	69,900	101,600	224,200	253,000
	176,400	182,000	504,600	502,600
Net income (loss) from operations	173,900	(27,900)	177,100	(29,200)

Other income (expenses)
Interest expense, bank charges and accretion of interest	(3,300)	(21,900)	(10,100)	(32,200)
	(3,300)	(21,900)	(10,100)	(32,200)
Net income (loss)	$170,600	$(49,800)	$167,000	$(61,400)

Basic and diluted net income (loss) per common share	$.00	$(.00)	$.00	$(.00)

Weighted average common shares outstanding
Basic	58,599,016	58,599,016	58,599,016	58,599,016
Diluted	58,599,655	58,599,016	58,600,384	58,599,016

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	September 30	December 31
	2016	2015
	(unaudited)	(audited)
Assets
Current assets
Cash	$37,100	$11,400
Accounts receivable less $5,000 allowance for doubtful accounts	413,100	253,300
Inventory	73,300	36,600
Prepaid and other	11,900	22,600
Total current assets	535,400	323,900

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	178,300	176,900
	198,000	196,600
Less: accumulated depreciation and amortization	181,200	175,700
	16,800	20,900
Total assets	$552,200	$344,800

Liabilities and Stockholders' Deficiency

Current liabilities
Demand loans	$10,000	$23,500
Convertible debentures	128,300	32,800
Accounts payable	88,100	76,200
Accrued expenses	506,700	443,000
Deferred revenue	90,200	112,400
Total current liabilities	823,300	687,900

Convertible debentures	–	95,000

Stockholders' deficiency
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 58,599,016 shares	586,000	586,000
Paid-in capital	12,426,600	12,426,600
Accumulated deficit	(13,283,700)	(13,450,700)
Total stockholders' deficiency	(271,100)	(438,100)
Total liabilities and stockholders' deficiency	$552,200	$344,800

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Nine Months ended September 30
	2016	2015
Operating Activities
Net income (loss)	$167,000	$(61,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,500	3,900
Accretion of interest – convertible debentures	500	21,000
	173,000	(36,500)

(Increase) decrease in assets
Accounts receivable	(159,800)	137,900
Inventory	(36,700)	14,800
Prepaid and other	10,700	11,500
Increase (decrease) in liabilities
Accounts payable and accrued expenses	75,600	72,100
Deferred revenue	(22,200)	(24,100)
	(132,400)	212,200
Net cash provided by operating activities	40,600	175,700

Investment Activities
Additions to fixed assets	(1,400)	(8,900)
Net cash used in investing activities	(1,400)	(8,900)

Financing Activities
Repayment of demand loans	(13,500)	(30,000)
Repayment of convertible debenture	–	(10,000)
Net cash used in financing activities	(13,500)	(40,000)

Increase in cash	25,700	126,800
Cash at beginning of year	11,400	28,000
Cash at end of period	$37,100	$154,800

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	–	$1,400

Supplemental Disclosure of Non Cash Investing Activities
Write-off of fully depreciated furniture, fixtures and equipment
Accumulated depreciation and amortization	–	$(8,800)
Furniture, fixtures and equipment	–	$8,800

*See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2015 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2015 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended September 30, 2016 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Going Concern

Since its inception, the Company has incurred significant losses and, as of September 30, 2016, had accumulated losses of $13,283,700. For the nine months ended September 30, 2016, the Company had net income from operations of $177,100. At September 30, 2016, the Company had negative working capital of $287,900 and a stockholders’ deficiency of $271,100. For the year ended December 31, 2015, the Company’s net loss from operations was $38,700. The Company, which is substantially dependent on its licensees to generate licensing revenues, may incur operating losses and experience negative cash flow in the future. Achieving ongoing profitability and positive cash flow depends on the Company’s ability to generate and maintain increases in revenues and gross profits from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to sustain profitability and positive cash flow in the future.

Receipt of funds in periods prior to 2015 from investors and from demand loan holders have allowed the Company to remain in operation through the current date. Management of the Company believes that it may need additional capital if the Company is unable to continue to increase the revenue level and profits realized in the three months ended September 30, 2016 from traditional and new product lines. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined future date.

Note 3. Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At September 30, 2016, the Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at September 30, 2016.

Note 4. Demand Loans

At September 30, 2016, the Company had a $10,000 unsecured loan from one individual outstanding. The loan bears interest at an annual rate of 8%. During the nine months ended September 30, 2016, the Company repaid the remaining $13,500 principal balance of an unsecured loan from a second individual.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Convertible Debentures

At September 30, 2016, the Company had convertible debentures totaling $128,300 outstanding, of which $33,300 were due during the third quarter of 2016 and $95,000 are due during the third quarter of 2017. The convertible debentures bear interest at 7%. At the option of the lender, $95,000 in principal of the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.025 per share and $33,300 principal of the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.05 per share. In July 2015, the Company repaid, with interest, a $10,000 convertible debenture that had matured. During the third quarter of 2015, $95,000 of convertible debentures matured. The Company’s Board of Directors approved and the holders the convertible debentures accepted an offer of extension whereby (i) the maturity dates of the convertible debentures were extended for two years and (ii) the conversion rate of the debentures plus accrued interest into Common Stock was reduced from $0.05 to $0.025. In accordance with FASB ASC 470, this modification of the convertible debentures was recorded as a debt discount to the notes payable of approximately $18,100 with an offsetting credit to additional-paid in capital. In the three months and nine months ended September 30, 2015, the entire $18,100 was accreted through interest expense.

The Company is additionally negotiating the extension of the three convertible debentures totaling $33,300 that matured during the third quarter of 2016, one of which is held by a Director of the Company. The Company believes that extensions of the debentures can be achieved on acceptable terms.

The Company also granted warrants to purchase 691,365 shares of the Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable. For the three months and nine months ended September 30, 2016, $0 and approximately $500, respectively, was accreted through interest expense. For the three months and nine months ended September 30, 2015, approximately $300 and $2,900, respectively, was accreted through interest expense.

The following table summarizes all warrant activity of the Company since December 31, 2015:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2015	756,365	$0.01 to $0.07	$0.022

Warrants expired	15,000	$0.06	$0.06

Outstanding warrants -
September 30, 2016	741,365	$0.01 to $0.07	$0.021

Weighted average remaining
contractual life (years)	3.85

Exercisable warrants -
September 30, 2016	741,365	$0.01 to $0.07	$0.021

Weighted average remaining
contractual life (years)	3.85

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Other Income (Expenses)

Other income (expenses) in the three months and nine months ended September 30, 2016 and September 30, 2015 includes interest on unsecured loans from three individuals and on convertible debentures held by ten investors.

Note 7. Income Taxes

There is no provision for income taxes for the three months and nine months ended September 30, 2016 due to the availability of net operating loss carryforwards. There is no income tax benefit for the losses for the three months and nine months ended September 30, 2015 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.

There was no change in unrecognized tax benefits during the period ended September 30, 2016 and there was no accrual for uncertain tax positions as of September 30, 2016.

Tax years from 2012 through 2015 remain subject to examination by U.S. federal and state jurisdictions.

Note 8. Related Party Transactions

In January 2016, the Company paid $15,000 to Michael A. Feinstein, M.D., the Company’s Chairman of the Board and Chief Executive Officer, representing a portion of previously deferred salary owed to him under an employment agreement with the Company. During the nine months ended September 30, 2016, Dr. Feinstein deferred $63,800 of salary. At September 30, 2016, Dr. Feinstein was owed $339,200 of salary deferred by him.

Note 9. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such stock options and warrants is decreased by shares that could have been purchased by the Company with related proceeds. For the three months and nine months ended September 30, 2016, the number of incremental common shares resulting from the assumed conversion of warrants was 639 and 1,368, respectively. Because the Company reported a net loss for the three months and nine months ended September 30, 2015, common stock equivalents, consisting of stock options and warrants, were anti-dilutive.

Note 10. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended September 30		Nine Months ended September 30
	2016	2015	2016	2015
Customer A	3%	53%	19%	57%
Customer B	21%	13%	22%	18%
Customer C	60%	–	37%	–

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30	December 31
	2016	2015
Customer A	5%	31%
Customer B	28%	25%
Customer C	51%	–

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Three Months ended September 30		Nine Months ended September 30
	2016	2015	2016	2015
North America	$184,900	$110,000	$411,300	$308,600
Asia	351,400	126,400	596,400	432,900
Australia	7,400	–	22,200	–
	$543,700	$236,400	$1,029,900	$741,500

Note 11. Subsequent Event

In October 2016, the Company paid $4,000 of accrued interest to an individual whose demand loan principal had been fully repaid.

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

Revenues for the third quarter of 2016 were $543,700 compared to $236,400 in the third quarter of 2015, an increase of $307,300, or approximately 130%. Licenses, royalties and fees increased by $93,600, or approximately 122%, to $170,300 in the third quarter of 2016 from $76,700 in the third quarter of 2015. The increase in licenses, royalties and fees is due primarily to higher quarterly licensing revenues from an existing licensee in the entertainment and toy products market who signed a new four-year license late in the second quarter of 2015 along with higher royalties from certain licensees, including one new licensee. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce sustained increases in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

Product and other sales increased by $213,700, or approximately 134%, to $373,400 in the third quarter of 2016 from $159,700 in the third quarter of 2015. Sales of ink increased in the third quarter of 2016 compared to the third quarter of 2015 due primarily to a significant volume of ink shipped in the third quarter of 2016 to a new third party authorized printer used by one of the Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to the Company’s licensees in the retail receipt and document fraud market. In the third quarter of 2016, the Company derived revenues of approximately $490,100 from its licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $181,400 in the third quarter of 2015.

For the first nine months of 2016, revenues were $1,029,900, representing an increase of $288,400, or approximately 39% higher than revenues of $741,500 in the first nine months of 2015. Licenses, royalties and fees of $381,800 in the first nine months of 2016 were $148,200, or approximately 63%, higher than licenses, royalties and fees of $233,600 in the first nine months of 2015. The increase in licenses, royalties and fees in the first nine months of 2016 compared to the first nine months of 2015 is due primarily to higher licensing revenues from existing licensees in the entertainment and toy products market.

Product and other sales increased by $140,200, or approximately 28%, to $648,100 in the first nine months of 2016 from $507,900 in the first nine months of 2015. Sales of ink increased in the first nine months of 2016 compared to the first nine months of 2015 due primarily to a higher volume of ink shipped to the third party authorized printers used by two of the Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to the Company’s licensees in the retail receipt and document fraud market. The Company derived revenues of approximately $883,800 from licensees and their authorized printers in the entertainment and toy products market in the first nine months of 2016 compared to revenues of approximately $603,800 in the first nine months of 2015.

The Company’s gross profit increased to $350,300 in the third quarter of 2016, or approximately 64% of revenues, from $154,100 in the third quarter of 2015, or approximately 65% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in the third quarter of 2016 compared to the third quarter of 2015 results primarily from higher gross revenues from licenses, royalties and fees and from product and other sales in the third quarter of 2016 compared to the third quarter of 2015.

For the first nine months of 2016, gross profit was $681,700, or approximately 66% of revenues, compared to $473,400, or approximately 64% of revenues, in the first nine months of 2015. The higher gross profit in the first nine months of 2016 compared to the first nine months of 2015 results from the same positive factors as the increase in the third quarter of 2016 compared to the third quarter of 2015.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. Primarily due to higher revenues from licenses, royalties and fees in the third quarter of 2016 compared to the third quarter of 2015, the gross profit from licenses, royalties and fees increased to approximately 79% of revenues in the third quarter of 2016 from approximately 75% of revenues in the third quarter of 2015. The gross profit from licenses, royalties and fees was approximately 81% in the first nine months of 2016 compared to approximately 74% in first nine months of 2015 resulting from the same factors as the third quarter of 2016 compared to the third quarter of 2015.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 58% of revenues in the third quarter of 2016 compared to approximately 60% of revenues in the third quarter of 2015. This decrease in the gross profit, expressed as a percentage of revenues was due primarily to a change in mix of products sold during the third quarter of 2016 compared to the third quarter of 2015. For the first nine months of 2016, the gross profit, expressed as a percentage of revenues, decreased to approximately 58% of revenues from product and other sales compared to approximately 59% of revenues from product and other sales in the first nine months of 2015.

Research and development expenses of $33,700 in the third quarter of 2016 and $103,700 in the first nine months of 2016 were comparable to $31,300 in the third quarter of 2015 and $95,300 in the first nine months of 2015.

Sales and marketing expenses increased to $72,800 in the third quarter of 2016 from $49,100 in the third quarter of 2015 and to $176,700 in the first nine months of 2016 from $154,300 in the first nine months of 2015. This increase is due primarily to higher commission expense on the higher level of sales in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015.

General and administrative expenses decreased in the third quarter and first nine months of 2016 to $69,900 and $224,200, respectively, from $101,600 and $253,000 in the third quarter and first nine months of 2015, respectively, due primarily to lower legal and audit expenses incurred in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015. In the third quarter of 2015, the Company incurred significant expenses related to the filing of the comprehensive annual report on Form 10-K and the first and second quarter 2015 Form 10-Q’s that were filed during the third quarter of 2015. These expenses included legal and audit fees in the third quarter and first nine months of 2015 as well as expenses related to the electronic filing of the documents.

Other income (expenses) in the third quarter and first nine months of 2016 and 2015 included interest on unsecured loans from three individuals and on convertible debentures held by ten investors. Other income (expenses) decreased to $3,300 in the third quarter of 2016 from $21,900 in the third quarter of 2015 and to $10,100 in the first nine months of 2016 from $32,200 in the first nine months of 2015. This decrease is due primarily to lower interest expense on the lower level of unsecured loans and convertible debentures and lower accretion of interest in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015.

The net income of $170,600 in the third quarter of 2016 compared to the net loss of $49,800 in the third quarter of 2015 resulted primarily from a higher gross profit on a higher level of revenues in the third quarter of 2016 compared to the third quarter of 2015 along with lower operating expenses, interest expense and accretion of interest in the third quarter of 2016 compared to the third quarter of 2015. The net income of $167,000 in the first nine months of 2016 compared to the net loss of $61,400 in the first nine months of 2015 resulted primarily from a higher gross profit on a higher level of revenues, lower interest expense and lower accretion of interest in the first nine months of 2016 compared to the first nine months of 2015 offset in part by higher operating expenses in the first nine months of 2016 compared to the first nine months of 2015.

Plan of Operation, Liquidity and Capital Resources

During the first nine months of 2016, the Company’s cash increased to $37,100 at September 30, 2016 from $11,400 at December 31, 2015. During the first nine months of 2016, the Company generated $40,600 from its operating activities, used $1,400 for capital equipment and repaid $13,500 to an individual lender.

During the first nine months of 2016, the Company’s revenues increased primarily as a result of significant sales of ink to a new authorized printer of one of the Company’s licensees in the entertainment and toy products market and higher license fees from a licensee in the entertainment and toy products market offset in part by lower sales of ink to an existing authorized printer for certain licensees in the entertainment and toy products market. The Company’s operating expenses increased nominally in the first nine months of 2016 compared to operating expenses in the first nine months of 2015. As a result of these factors, the Company recorded a net profit in the first nine months of 2016 compared to a net loss in the first nine months of 2015. The Company had positive operating cash flow of $40,600 during the first nine months of 2016. At September 30, 2016, the Company had negative working capital of $287,900 and a stockholders’ deficiency of $271,100. For the full year of 2015, the Company had a net loss of $18,000 and had positive operating cash flow of $41,800. At December 31, 2015, the Company had negative working capital of $364,000 and a $438,100 stockholders’ deficiency.

Through September 30, 2016, the Company repaid $53,000 of $63,000 of short-term loans that had been outstanding at January 1, 2015. In 2015, the Company repaid $10,000 of convertible debentures and extended the maturity dates of $95,000 of convertible debentures from the third quarter of 2015 to the third quarter of 2017. Borrowings and sales of common stock in years prior to January 1, 2015 have allowed the Company to remain in operation through the current date. There can be no assurances that the Company will be able to secure sufficient additional funding through investments or borrowings that will allow the Company to fund losses that it presently believes may be experienced in the future. The Company believes that without additional investment, it may be forced to cease operations at an undetermined date in the future.

The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market including two licensees with a significant presence in the entertainment and toy products market that have been marketing products incorporating the Company’s technologies since 2012. These two licensees in the entertainment and toy products market are well-known and highly regarded participants in this market. The Company believes that these two licensees will continue to expand their offerings incorporating the Company’s technologies currently being marketed and will introduce new products incorporating available technologies covered by the license agreements that are not currently being marketed by them. The Company plans to continue developing applications for these licensees while expanding its licensee base in the entertainment and toy market. The Company has additional licensees marketing or developing products incorporating the Company’s technologies in certain niche markets of the overall entertainment and toy products market. In late 2015, the Company added a licensee who the Company believes will market products incorporating the Company’s available technologies in certain international markets in late 2016 or early 2017. The Company maintains its presence in the retail loss prevention market and believes that revenue growth in this market could be achieved through increased security ink sales to its licensees in this market. The Company will continue to adjust its production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. There can be no assurances that these efforts will enable the Company to generate additional revenues and positive cash flow.

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

Dependency on Major Customers. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies would adversely affect the Company’s operating results and cash flow. To the extent that the Company’s licensees are affected by negative economic conditions, the Company’s revenues would also be negatively impacted. The Company derives a significant percentage of its revenues through licensing relationships with two major customers. Revenues obtained directly from these two licensees and indirectly, through the licensees’ third party authorized printers, equaled approximately 87% and 81% of the Company’s revenues in the third quarter and first nine months of 2016, respectively, and approximately 73% of the Company’s revenues in 2015. Receivables from these two licensees and their third party authorized printers were approximately 87% and 58% of the Company’s net accounts receivable at September 30, 2016 and December 31, 2015, respectively. The Company has a license agreement containing guaranteed minimum royalties expiring in 2019 with one of these two licensees and a license with the second that expires in 2017. Products incorporating the Company’s technologies that are sold by these two licensees have certain dissimilar characteristics and are marketed generally through distinctly different channels of distribution. These two licensees are well-known and highly regarded participants in the entertainment and toy products market. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will be renewed or that they will be renewed at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for the Company in the future.

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

Recently Adopted Accounting Pronouncements

As of September 30, 2016 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

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

NOCOPI TECHNOLOGIES, INC.

DATE: November 10, 2016	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: November 10, 2016	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase