Form 10-K
period 2016-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2017-03-30
CIK 888981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $709,000 at June 30, 2016 closing price of $0.013.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 58,599,016 shares of common stock, $0.01 par value at March 15, 2017.

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

In the three years preceding 2014, Registrant experienced a period of decline in revenues resulting in significant operating losses and a decline in financial condition and a period of adverse liquidity that affected its business operations through mid-2014 when revenue increases generated from (1) higher license fees and royalties from two licensees in the entertainment and toy products market and (2) higher ink sales to the licensed printers of certain of the Company’s licensees in the entertainment and toy products market began to positively impact Registrant’s cash flow. This causes of the revenue decline and Registrant’s remedial actions are more fully described in Registrant’s Comprehensive Form 10-K for the three years ended December 31, 2012, 2013 and 2014 filed with the Securities and Exchange Commission on September 11, 2015. In 2015, Registrant experienced an increase in revenues of approximately 3% to $950,800 in 2015 from $922,800 in 2014 as Registrant, during 2015, concluded a new multi-year license with one of its two major licensees in the entertainment and toy products market and signed a multi-year license with an Australia-based company in the entertainment and toy products market.  Registrant experienced further revenue growth in 2016 as revenues increased approximately 46% to $1,383,500. Revenues derived from Registrant’s two major licensees and their authorized printers in the entertainment and toy products market increased approximately 60% in 2016 compared to 2015. Registrant’s net income of $258,500 in 2016 compared to a net loss of $18,000 in 2015 is attributable in part to (1) a higher gross profit in 2016 on a higher level of revenue in 2016 compared to 2015 and (2) lower accretion of interest in 2016 compared to 2015. Registrant’s net loss in 2015 of $18,000 compared to net income of $7,900 in 2014 is attributable in part to (1) expenses incurred in filing the three year comprehensive Form 10-K in September 2015 and (2) accretion of interest related to the extension of the maturity dates of $95,000 of subordinated debentures. During 2015 Registrant concluded a new multi-year license with one of its two major licensees in the entertainment and toy products market and signed a multi-year license with an Australia-based company in the entertainment and toy products market.

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

These two licensees are well known and highly regarded participants in the entertainment and toy products market with significant market recognition and retail distribution. These two licensees have been distributing products incorporating Registrant’s technologies for more than four years. Since the inception of these licenses, sales of ink to the licensed printers of the licensees have been increasing. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will continue in force at the same or more favorable terms beyond their current termination dates nor can there be any assurances that the relationships with these two licensees will generate significant additional operating revenues for Registrant in the future.

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

 Since April 2013, Registrant has had a license with a nationally known distributor of seasonal boxed greeting cards and other products which permits the licensee to market certain products distributed by the licensee that incorporate specific technologies of the Registrant. While the license terminated in December 2016, Registrant believes that the license can be extended on similar terms as in the original license. The licensee introduced products incorporating Registrant’s technologies in late 2014. Revenues were realized by Registrant in 2014, 2015 and 2016. There can be no assurances the license will be extended at the same or more favorable terms nor can there be any assurances that the marketing efforts of Registrant’s licensee will generate significant additional operating revenues for the Registrant in the future.

In October 2015, Registrant negotiated a multi-year license containing guaranteed minimum royalties with a privately-held international publisher of family products and publications based in Australia. Unless renewed, the license terminates in December 2018. The license allows the licensee to market certain products that incorporate specific technologies of the Registrant on an exclusive basis in certain specific countries and on a non-exclusive basis in other countries with the exclusion of the United States, Canada and Mexico. The licensee introduced products incorporating Registrant’s technologies in 2016. The license agreement contains a renewal option but there can be no assurances that the license will continue in force at the same or more favorable terms beyond its current termination date nor can there be any assurances that the relationship with this new licensee will generate significant additional operating revenues for the Registrant in the future.

Registrant continues to pursue additional licensing opportunities for its technologies in the large worldwide entertainment and toy products market through direct marketing efforts and attendance at trade shows. During 2016, Registrant derived approximately 86% of its 2016 total revenues from its licensees and their licensed printers in the entertainment and toy products market compared to approximately 80% derived from this market in 2015. There can be no assurances that the Registrant’s available resources, even with additional investment, if obtained, for marketing and further technical development of this product line will be sufficient to increase Registrant’s revenues.

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

Registrant currently participates in the retail receipt and document fraud market through licensing arrangements with eight printers and distributors in the United States and Canada who provide loss prevention products to retailers and other outlets. Registrant believes that these technologies are most efficiently marketed through the use of licensed printers and distributors. Registrant continues to use its available internal sales and technical resources to expand the number of licensees marketing its technologies in this market. During 2016, Registrant derived approximately 5% of its 2016 total revenues from its licensees in the retail loss prevention market compared to approximately 10% derived from this market in 2015. There can be no assurances that Registrant’s strategy for the retail loss prevention market will result in significant additional revenues and cash flow for Registrant.

The following table illustrates the approximate percentage of Registrant's revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31,
Product Type	2016	2015

Entertainment and Toy Technologies and Products	86%	80%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	14%	20%

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

Registrant has identified two major markets for its technologies and products, the entertainment and toy product market and the anti-counterfeiting/anti-diversion market. Registrant’s adverse financial condition in recent years has limited its sales efforts to direct selling by Registrant’s personnel. Sales travel, attendance at trade shows and marketing expenditures have been constrained. Current marketing efforts are focused on Registrant’s developed technologies that can be utilized in geographic or market areas not contractually committed to an existing licensee on an exclusive basis. There can be no assurances that the limited resources Registrant can dedicate to its marketing activities will result in significant additional revenues in the future.

Registrant presently markets its technologies through its own employees. In Europe, certain of its security technologies are marketed by Contrast Technologies, formerly known as Euro-Nocopi, S.A., and a former affiliate of the Registrant, which holds certain European marketing rights with respect to those technologies.

MAJOR CUSTOMERS

During 2016, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 2016 total revenues from three non-affiliated customers who individually accounted for approximately 38%, 25% and 14%, respectively, of 2016 revenues of the Company. During 2015, Registrant made sales or obtained revenues equal to 10% or more of Registrant's 2015 total revenues from two non-affiliated customers who individually accounted for approximately 53% and 17%, respectively, of 2015 revenues of the Company.

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

During the years ended December 31, 2016, and December 31, 2015, Registrant expended approximately $138,800 and $128,100, respectively, on research and development.

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

The loss prevention market includes numerous potential competitors, including large publicly traded and privately-held companies as well as regional paper converters, many of whom have greater financial resources and presence in these markets than Registrant.

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

EMPLOYEES

At March 15, 2017 and December 31, 2016, Registrant had three full-time and two part-time employees.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Registrant conducts its operations solely in the United States; however, it does have licensees and customers in Asia and Australia. These licensees and customers accounted for approximately 56% of Registrant’s gross revenues in 2016 and approximately 54% in 2015. Certain information concerning Registrant's foreign and domestic operations is contained in Note 13 to Registrant's Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Registrant's corporate headquarters, research and ink production facilities are located at 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406. Its telephone number is (610) 834-9600. These premises consist of approximately 6,100 square feet of space in a multi-tenant building leased by the Registrant from an unaffiliated third party pursuant to a lease that commenced in January 2014 and expires in April 2019. Current monthly rent under this lease is $3,880; this amount escalates an amount of approximately three percent each year. In addition to rent, Registrant is responsible for its pro-rata share of the operating costs of the building. Registrant incurred leasehold improvement expenditures of approximately $19,700 through March 15, 2017. Registrant believes that additional leasehold improvement expenditures will not be significant. Registrant believes that this space will be adequate for its current needs and that additional space will be available as needed.

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

	High	Low

January 1, 2015 to March 31, 2015	$.047	$.006
April 1, 2015 to June 30, 2015	$.025	$.009
July 1, 2015 to September 30, 2015	$.021	$.006
October 1, 2015 to December 31, 2015	$.039	$.004

January 1, 2016 to March 31, 2016	$.078	$.006
April 1, 2016 to June 30, 2016	$.048	$.010
July 1, 2016 to September 30, 2016	$.018	$.007
October 1, 2016 to December 31, 2016	$.030	$.009

January 1, 2017 to March 15, 2017	$.038	$.013

As of March 15, 2017, 58,599,016 shares of Registrant's Common Stock were outstanding. The number of holders of record of Registrant's Common Stock was approximately 600. However, Registrant estimates that it has a significantly greater number of common stockholders because a number of shares of Registrant's Common Stock are held of record by broker-dealers for their customers in street name. In addition to the 58,599,016 shares of Common Stock which are outstanding, Registrant, at March 15, 2017, has reserved for the issuance of 7,288,942 shares of its Common Stock which underlie warrants to purchase Common Stock of the Registrant and the conversion of convertible debentures and interest into Common Stock of the Registrant.

The Company did not pay dividends in 2016 or 2015 and does not anticipate paying any such dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 12 on page 20 of this report on Form 10-K.

Recent Sales of Unregistered Securities

In March 2017, the common stock private placement was extended to December 31, 2017 by the Company’s Board of Directors.

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

Comparison of the Years ended December 31, 2016 and 2015

Revenues for 2016 were $1,383,500, an increase of approximately 46%, or $432,700, from $950,800 in 2015. Licenses, royalties and fees increased in 2016 by approximately 67%, or $226,300, to $565,000 from $338,700 in 2015. The increase in licenses, royalties and fees is due primarily to higher licensing revenues from an existing licensee in the entertainment and toy products market who signed a new four-year license in the second quarter of 2015 along with higher license fees and royalties from certain licensees, including a new international licensee in the entertainment and toy products market whose license commenced in late 2015. Product and other sales increased by $206,400, or approximately 34%, to $818,500 in 2016 from $612,100 in 2015. The higher level of ink sales in 2016 compared to 2015 is due primarily to higher ink requirements of the licensed third party printers used by the Company’s licensees in the entertainment and toy products market. Sales of ink to the licensed printers of its licensees in the entertainment and toy products market were approximately $224,400 higher in 2016 compared to 2015. Sales of security ink to the Company’s licensees in the retail receipt and document fraud market decreased by approximately $25,000 in 2016 compared to 2015. The Company derived $1,193,000, or approximately 86% of total revenues, from licensees and their licensed printers in the entertainment and toy products market in 2016 compared to $757,300, or approximately 80% of total revenues, in 2015. The Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by marketplace reaction to the new and improved products, economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. There can be no assurances that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions currently being experienced worldwide.

Gross profit increased to $941,400, or approximately 68% of revenues, in 2016 from $617,800, or approximately 65% of revenues, in 2015. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in 2016 compared to 2015 reflects higher gross revenues from licenses, royalties and fees and from product and other sales in 2016 compared to 2015.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Due primarily to the higher revenues in 2016 compared to 2015, the gross profit from licenses, royalties and fees increased to approximately 83% of revenues from licenses, royalties and fees in 2016 from approximately 77% in 2015.

Gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales was approximately 58% of revenues in both 2016 and 2015.

Research and development expenses were $138,800 in 2016 compared to $128,100 in 2015. The increase in 2016 compared to 2015 resulted primarily from higher employee salary, benefit and product development expenses in 2016 compared to 2015.

Sales and marketing expenses were $236,000 in 2016 compared to $202,800 in 2015. The increase in 2016 compared to 2015 resulted primarily from higher commission expense in 2016 compared to 2015 resulting from a higher level of revenues in 2016 compared to 2015.

General and administrative expenses decreased to $294,800 in 2016 from $325,600 in 2015. The decrease in 2016 compared 2015 is due primarily lower legal and audit expenses incurred in 2016 compared 2015. In 2015, the Company incurred significant expenses related to the filing of the comprehensive annual report on Form 10-K and the first and second quarter 2015 Form 10-Q’s that were filed during the third quarter of 2015. These expenses included legal and audit fees in 2015 as well as expenses related to the electronic filing of the documents.

Other income (expenses) in 2016 and 2015 includes interest on unsecured loans from three individuals and on convertible debentures held by ten investors. Additionally, other income (expenses) includes, in 2015, the reversal of approximately $56,300 of accounts payable related to invoices received from 2001 through 2009 from a professional services business that provided legal services to the Company and an individual that provided consulting services to the Company in 2009 that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring claims has expired. Also included in other income (expenses) is accretion of debt discounts related to the issuance of convertible debentures totaling $138,300 and, in 2015, the extension of the maturity dates of $95,000 of convertible debentures.

The net income of $258,500 in 2016 compared to a net loss of $18,000 in 2015 resulted primarily from a higher gross profit on a higher level of revenues in 2016 compared to 2015 along with lower accretion of interest in 2016 compared to 2015 offset in part by higher overhead expenses in 2016 compared to 2015 and no reversal of accounts payable in 2016.

Management of the Company does not believe that inflation and changing prices have had a significant effect on its revenues and results of operations during the years ended December 31, 2016 and December 31, 2015.

Plan of Operation, Liquidity and Capital Resources

The Company’s cash increased to $199,100 at December 31, 2016 from $11,400 at December 31, 2015. During 2016, the Company generated $202,600 from its operating activities, used $1,400 for capital equipment and repaid $13,500 to an individual lender.

During 2016, the Company’s revenues increased primarily as a result of significant sales of ink to a new authorized printer of one of the Company’s licensees in the entertainment and toy products market and higher license fees from a licensee in the entertainment and toy products market offset in part by lower sales of ink to an existing authorized printer of certain licensees in the entertainment and toy products market. The Company’s total overhead expenses increased in 2016 compared 2015. As a result of these factors, the Company generated net income of $258,500 in 2016. The Company had positive operating cash flow of $202,600 in 2016. At December 31, 2016, the Company had negative working capital of $194,600 and a stockholders’ deficiency of $179,600. For the full year of 2015, the Company had a net loss of $18,000 and had positive operating cash flow of $41,800. At December 31, 2015, the Company had negative working capital of $364,000 and a $438,100 stockholders’ deficiency.

In 2016 and 2015, the Company repaid $33,500 of $43,500 of short-term loans that had been outstanding at January 1, 2015 and in, 2015, repaid $10,000 of convertible debentures and extended the maturity dates of $95,000 of convertible debentures from 2015 to 2017. These borrowings allowed the Company to remain in operation through late 2016 when the Company’s cash flow increased significantly. There can be no assurances that the Company will be able to secure sufficient additional funding, if needed, through investments or borrowings. The Company believes that without additional investment, it may be forced to cease operations at an undetermined date in the future if it is unable to sustain revenues at levels equal to or greater than it achieved in 2016.

In March 2017, the common stock private placement was extended to December 31, 2017 by the Company’s Board of Directors.

Management of the Company believes that it may need to obtain additional capital in the future to support the working capital requirements associated with its existing revenue base and to fund potential operating losses that it believes may occur as the state of the worldwide economy remains uncertain. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company continue to operate profitably in the future and develop new revenue sources to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, it may be forced to cease operations at an undetermined time in the future if it is unable to sustain revenues at levels equal to or greater than it achieved in 2016.

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

The Company’s plan of operation for the twelve months beginning with the date of this annual report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market including two licensees with a significant presence in the entertainment and toy products market that have been marketing products incorporating the Company’s technologies since 2012. These two licensees in the entertainment and toy products market are well known and highly regarded participants in this market. The Company believes that these two licensees will expand their offerings incorporating the Company’s technologies currently being marketed and will introduce new products incorporating available technologies covered by the license agreements that are not currently being marketed by them. The Company plans to continue developing applications for these licensees while expanding its licensee base in the entertainment and toy market. The Company has additional licensees marketing or developing products incorporating the Company’s technologies in certain geographic and niche markets of the overall entertainment and toy products market. In late 2015, the Company added a licensee who began marketing products incorporating the Company’s available technologies in certain international markets in 2016. The Company maintains its presence in the retail loss prevention market and believes that revenue growth in this market can be achieved through increased security ink sales to its licensees in this market. The Company will continue to adjust its production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. There can be no assurances that these efforts will enable the Company to generate additional revenues and positive cash flow.

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

Dependency on Major Customers. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. To the extent that the Company’s licensees are adversely affected by negative economic conditions, the Company’s revenues may also be negatively impacted. The Company has derived a significant percentage of its revenues through licensing relationships with two major customers. Revenues obtained directly from these customers and indirectly, through the customers’ third party licensed printers, equaled approximately 80% of the Company’s revenues in 2016. Receivables from these two licensees and their third party authorized printers were approximately 83% of the Company’s net accounts receivable at December 31, 2016. The Company has a license agreement containing guaranteed minimum royalties expiring in 2019 with one of these two licensees and a license agreement with the second that expires in 2017. Products incorporating the Company’s technologies that are sold by these two licensees have certain dissimilar characteristics and are marketed generally through distinctly different channels of distribution. These two licensees are well known and highly regarded participants in the entertainment and toy products market. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for the Company in the future.

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

Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition in years prior to 2016 has required it from time to time to significantly defer payments due to (i) vendors who supply raw materials and other components of its security inks, (ii) providers of professional and other services and (iii) certain employees to whom salary and sales commissions are owed. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. The inability to obtain materials on a timely basis and the possibility that certain vendors may permanently discontinue supplying the Company with needed products and services may result in delayed shipments to customers and further impact the Company’s ability to service its customers, thereby adversely affecting the Company’s relationships with its customers and licensees. There can be no assurances that the Company will be able to maintain its vendor relationships in an acceptable manner.

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

Volatility of Stock Price. The market price for the Company’s common stock has historically experienced significant fluctuations and may continue to do so. With the exception of 2007, 2013, 2014 and 2016 from its inception, the Company has operated at a loss and has not produced revenue levels traditionally associated with publicly-traded companies. The Company’s common stock is not listed on a national or regional securities exchange and, consequently, the Company receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow the Company’s stock and its stock is thinly traded. The Company’s market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The amendments were adopted as of December 31, 2016, see Note 2 for management’s evaluation and disclosure.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. The Company anticipates that the impact of this guidance on the financial statements will not be material.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The amendments in this Update require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update are effective for fiscal years beginning after December 15, 2016. The Company anticipates that the impact of this guidance on the financial statements will not be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update specify the accounting for leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of adoption of this guidance will have on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact of adoption of this guidance will have on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (1992).” Based on this assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors, officers and named executive of the Company, their ages, present positions with the Company, and a summary of their business experience are set forth below.

Michael A. Feinstein, M.D., 70, Chairman of the Board of Directors since December 1999 and Nocopi’s Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than thirty years, serving for more than twenty-five years as the President of a group medical practice which includes three physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle University and his M.D. from Jefferson Medical College. He has represented Nocopi in numerous licensing negotiations, governmental meetings and capital raises. The Board of Directors believes that Dr. Feinstein’s considerable personal experience as a business owner and investor in publicly traded businesses makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.

Herman M. Gerwitz, CPA, 63, a director since May 2005, is the Treasurer of Keystone Property Group. Mr. Gerwitz has been with Keystone full time since 1998 and has been responsible for all the financial matters of a Real Estate Development Company that has grown to over 10 million square feet of commercial real estate and a $2 billion Real Estate Fund. Prior to joining Keystone, Mr. Gerwitz has spent 20 years as a partner in a public accounting firm. He has received a BBA from Temple University with master’s coursework at Widener University. He has been a member of both the Pennsylvania and American Institutes of Certified Public Accountants since 1983. The Board of Directors believes that Mr. Gerwitz’ many years as a Certified Public Accountant and his subsequent business management experience make him well suited to serve as a member of Nocopi Technologies’ Board of Directors and to serve on its Audit Committee.

Richard Levitt, 60, a director since December 1999, has been engaged in the computer and services segment of the computer industry since 1981. Mr. Levitt is currently a Senior Account Executive for Dell Computer in Pittsburgh, PA. He is in the Large Enterprise Group and is responsible for developing major accounts in Western Pennsylvania. Mr. Levitt has been with Dell since November 2005. In 2009, Mr. Levitt was awarded the “Circle of Excellence” award by Dell which is Dell’s highest corporate award given to less than 1% of its sales and support employees. In addition, he was awarded over the past three years the “Top Team Performer” and “Regional Top Performer” awards. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years grew to over 100 employees and $50 million in annual sales. Since founding XiTech, Mr. Levitt served as one of its corporate principals, as a Network Consultant and as the Manager of its Network Sales Force. Mr. Levitt left XiTech in 2004. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University. The Board of Directors believes that Mr. Levitt’s sales and marketing experience in technology-based businesses, including start-ups and smaller businesses, makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.

Philip B. White, 78, has been a director since August 2006. Mr. White is currently an international consultant in the private sector providing regulatory and industry standards advice to international companies regulated by the Food and Drug Administration, the Consumer Product Safety Commission, and the Environmental Protection Agency. He also served as a Technical Advisor and Regulatory Liaison to Nocopi from 2002 to 2005. Before establishing his own global consulting practice in 2000, Mr. White was, from 1994 to 2000, Director of Medical Device Consulting at the international firm of AAC Consulting Group (now Kendle), Rockville, MD. In 1994, Mr. White retired from a 33-year career with the U.S. Food and Drug Administration. His last FDA position was Director of the Office of Standards and Regulations in the Center for Devices and Radiological Health. Previous FDA positions included Regional Director of FDA’s enforcement activities in the Southwestern Region, Deputy FDA Assistant Commissioner for Program Coordination, and Supervisory Food and Drug Inspector. He has served on the Board of Directors of the American National Standards Institute, the Association for Advancement of Medical Instrumentation, and the Regulatory Affairs Professionals Society. He is a 1961 graduate of Wilkes University, Wilkes-Barre, PA with a B.A. Degree in Biology. He also did graduate studies in 1967 and 1968 specializing in the Federal Food Drug and Cosmetic Act at the New York University Graduate Law School in New York City. The Board of Directors believes that Mr. White’s considerable experience with consumer product safety and regulatory matters gained from his many years at the Food and Drug Administration makes him well suited to serve as a member of Nocopi Technologies’ Board of Directors.

Terry W. Stovold, 54, Chief Operating Officer, has been employed by Nocopi for more than twenty-five years. Mr. Stovold previously served as the Company’s Director of Operations and Sales. Mr. Stovold received a Forestry Technician College degree from Algonquin College and studied business at McGill University. He holds numerous U.S. and foreign patents in the fields of printing technology and printing inks.

Rudolph A. Lutterschmidt, 70, has been Vice President and Chief Financial Officer of the Company for more than five years, serving in this capacity on a part-time basis since January 2000. Mr. Lutterschmidt has been a consultant to several southeast Pennsylvania businesses. He is a graduate of Syracuse University.

The terms of the current directors will expire at the 2017 annual meeting of stockholders of the Company.

Corporate Governance

The Board of Directors has determined that all of the directors, with the exception of Michael A. Feinstein, M.D., who serves as Chief Executive Officer, are independent as that term is defined by the SEC. The Company did not make any material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors during 2017.

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

Based solely on the Company’s review of the copies of any Section 16(a) forms received by it, the Company believes that with respect to the fiscal year ended December 31, 2016, all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for 2016 and 2015 earned by Michael A. Feinstein, M.D., the Company’s Chairman who has served since February 2000 as the Company’s Chief Executive Officer and Terry W. Stovold, the Company’s Chief Operating Officer, the only employee to receive compensation in 2016 greater than $100,000 (the “Named Executive”).

SUMMARY COMPENSATION TABLE

						Nonequity	Nonqualified
Name						incentive	deferred
and				Stock	Option	plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael A. Feinstein, M.D.
Chairman, President and	2016	85,000							85,000
Chief Executive Officer	2015	85,000							85,000

Terry W. Stovold
Chief Operating Officer	2016	75,000	1,000					96,700(1)	172,700
	2015	75,000	1,000					65,200(1)	141,200

———————

(1) Sales commissions

Dr. Feinstein entered into a written employment agreement effective June 1, 2008 under which he serves as President and Chief Executive Officer of the Company for an initial term of three years with successive one year renewal terms. In accordance with the terms of the employment agreement, the employment agreement renewed on December 1, 2015 for a period of one year effective June 1, 2016. The employment agreement provides for an annual base salary of $85,000 which may be increased annually at the discretion of the Board of Directors and an annual performance bonus determined by the Board of Directors. In certain situations, including a change in control, Dr. Feinstein may be eligible to receive his base salary for a period of up to twelve months following the termination of employment. The employment agreement prohibits him from competing with the Company during the term of this agreement and for two years after the termination of his employment with the Company. In each of the years ended December 31, 2016 and 2015, Dr. Feinstein deferred $85,000 of salary owed to him for each of those years. At December 31, 2016, Dr. Feinstein was owed a total of approximately $301,200 of salary deferred by him.

Mr. Stovold entered into a written employment agreement effective April 1, 2011 under which he served as the Company’s Director of Operations and Sales for an initial term of three years with successive one year renewal terms. The employment agreement provides for a base salary set by the Company’s Board of Directors, which is currently set at $75,000 per year beginning on January 1, 2012, along with a commission of seven percent on sales generated by his efforts. In certain situations, including but not limited to a change in control, Mr. Stovold may be eligible to receive his base salary for a period of up to six months following the termination of employment. The employment agreement prohibits him from competing with the Company during the term of the agreement and for one year after the termination of his employment with the Company. At December 31, 2016, Mr. Stovold was owed approximately $43,900 of currently payable commissions related to sales realized in 2016 through his efforts. In July 2014, the Company’s Board of Directors appointed Mr. Stovold Chief Operating Officer of the Company. There were no changes to the employment agreement with Mr. Stovold resulting from this appointment.

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

DIRECTOR COMPENSATION

The following table summarizes compensation earned by the Company’s non-executive directors for the year ended December 31, 2016. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of the Company.

DIRECTOR COMPENSATION

	Fees
	earned				Nonqualified
	or			Nonequity	deferred
	paid in	Stock	Option	incentive plan	compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Herman M. Gerwitz (1)	0	0	0	0	0	0	0
Richard Levitt	0	0	0	0	0	0	0
Philip B. White	0	0	0	0	0	0	0

———————

(1) At December 31, 2016, Mr. Gerwitz held 26,665 warrants that became exercisable in July 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2017, the stock ownership of (1) each person or group known by the Registrant to beneficially own 5% or more of Registrant’s Common Stock and (2) each director and Named Executive (as set forth under the heading “Executive Compensation”) individually, and (3) all directors and executive officers of the Company as a group. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 480 Shoemaker  Road, Suite 104, King of Prussia, Pennsylvania, 19406.

Common Stock

Name of Beneficial Owner	Number Of Shares Beneficially Owned	Percentage of Class (1)
5% Stockholders
Philip N. Hudson P.O. Box 160892 San Antonio, TX 78280-3092 (2)	5,687,918	9.7%
Westvaco Brand Security, Inc. One High Ridge Park Stamford, CT 06905 (3)	3,917,030	6.7%
Ross. L Campbell 675 Lewis Lane Ambler, PA 19002 (4)	3,264,457	5.6%

Directors, Officers and Named Executive
Michael A. Feinstein, M.D. (5)	3,109,881	5.3%
Herman M. Gerwitz (6)	400,214	*
Richard Levitt	299,000	*
Philip B. White (7)	286,745	*
Terry W. Stovold	0	*
All Executive Officers and Directors as a Group (6 individuals)	4,096,440	7.0%

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

(6)

Includes 50,000 shares held by a trust on behalf of a child of Mr. Gerwitz, 72,500 shares held by a child of Mr. Gerwitz, 6,000 shares held in an IRA and 26,665 presently exercisable warrants.

(7)

Includes 5,000 shares held by Mr. White’s wife.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2016

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Warrants issued in connection with convertible debentures, short-term loans and financing considerations (1)	721,365	$0.021	-0-
Total	721,365	$0.021	-0-

———————

(1)

Warrants issued in connection with the sale of convertible debentures totaling $138,273 in 2014 and 2013 and the receipt of short term-notes totaling $30,000 in 2012 and 2013. The warrants expire from five to seven years from the date of issuance.

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

Audit Fees

During 2016 and 2015, the aggregate fees billed for professional services rendered by Registrant’s principal accountant for the audit of Registrant’s annual financial statements and review of its quarterly financial statements were $41,000 and $47,000, respectively.

AUDIT-RELATED FEES

During 2016 and 2015, there were no fees billed for audit-related services.

TAX FEES

During 2016 and 2015, the aggregate fees billed for professional services rendered by Registrant’s principal accountant for tax compliance, tax advice and tax planning were $3,000 and $9,000, respectively.

ALL OTHER FEES

During 2016 and 2015, there were no fees billed for products and services provided by Registrant’s principal accountant other than those set forth above.

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

NOCOPI TECHNOLOGIES, INC.

Date: March 30, 2017	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
	Title:	Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2017
Michael A. Feinstein, M.D.

/s/ Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 30, 2017
Rudolph A. Lutterschmidt

/s/ Herman M. Gerwitz	Director	March 30, 2017
Herman M. Gerwitz

	Director	March 30, 2017
Richard Levitt

/s/ Philip B. White	Director	March 30, 2017
Philip B. White

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

  of Nocopi Technologies, Inc.

King of Prussia, Pennsylvania

We have audited the accompanying balance sheets of Nocopi Technologies, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2016. Nocopi Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocopi Technologies, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MORISON COGEN LLP

Blue Bell, Pennsylvania

March 30, 2017

Nocopi Technologies, Inc.

Balance Sheets*

	December 31
	2016	2015
Assets

Current assets
Cash	$199,100	$11,400
Accounts receivable less $5,000 allowance for doubtful accounts	243,400	253,300
Inventory	70,900	36,600
Prepaid and other	29,600	22,600
Total current assets	543,000	323,900

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	178,300	176,900
	198,000	196,600
Less: accumulated depreciation and amortization	183,000	175,700
	15,000	20,900
Total assets	$558,000	$344,800

Liabilities and Stockholders’ Deficiency

Current liabilities
Demand loans	$10,000	$23,500
Convertible debentures	128,300	32,800
Accounts payable	33,100	76,200
Accrued expenses	459,900	443,000
Deferred revenue	106,300	112,400
Total current liabilities	737,600	687,900

Commitments and contingencies

Convertible debentures	–	95,000

Stockholders’ deficiency
Series A preferred stock, $1.00 par value
Authorized - 300,000 shares
Issued and outstanding - none	–	–
Common stock, $0.01 par value
Authorized - 75,000,000 shares
Issued and outstanding - 58,599,016 shares	586,000	586,000
Paid-in capital	12,426,600	12,426,600
Accumulated deficit	(13,192,200)	(13,450,700)
	(179,600)	(438,100)
Total liabilities and stockholders’ deficiency	$558,000	$344,800

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Operations*

	Years ended December 31
	2016	2015

Revenues
Licenses, royalties and fees	$565,000	$338,700
Product and other sales	818,500	612,100
	1,383,500	950,800

Cost of revenues
Licenses, royalties and fees	94,800	77,000
Product and other sales	347,300	256,000
	442,100	333,000
Gross profit	941,400	617,800

Operating expenses
Research and development	138,800	128,100
Sales and marketing	236,000	202,800
General and administrative	294,800	325,600
	669,600	656,500
Net income (loss) from operations	271,800	(38,700)

Other income (expenses)
Reversal of accounts payable	–	56,300
Interest expense, bank charges and accretion of interest	(13,300)	(35,600)
	(13,300)	20,700
Net income (loss)	$258,500	$(18,000)

Net income (loss) per common share
Basic	$.00	$(.00)
Diluted	$.00	$(.00)

Weighted average common shares outstanding
Basic	58,599,016	58,599,016
Diluted	58,600,257	58,599,016

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statement of Stockholders’ Deficiency*

For the Period January 1, 2015 through December 31, 2016

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2015	58,599,016	$586,000	$12,408,500	$(13,432,700)	$(438,200)

Debt discount to convertible debentures			18,100		18,100

Net loss				(18,000)	(18,000)
Balance - December 31, 2015	58,599,016	586,000	12,426,600	(13,450,700)	(438,100)

Net income				258,500	258,500
Balance - December 31, 2016	58,599,016	$586,000	$12,426,600	$(13,192,200)	$(179,600)

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

	Years ended December 31
	2016	2015
Operating Activities
Net income (loss)	$258,500	$(18,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7,300	6,100
Reversal of accounts payable	–	(56,300)
Accretion of interest – convertible debentures	500	21,200
	266,300	(47,000)

(Increase) decrease in assets
Accounts receivable	9,900	34,500
Inventory	(34,300)	6,900
Prepaid and other	(7,000)	(3,800)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(26,200)	32,200
Deferred revenue	(6,100)	19,000
	(63,700)	88,800
Net cash provided by operating activities	202,600	41,800

Investing Activities
Additions to fixed assets	(1,400)	(8,900)
Net cash used in investing activities	(1,400)	(8,900)

Financing Activities
Repayment of demand loans	(13,500)	(39,500)
Repayment of convertible debenture	–	(10,000)
Net cash used in financing activities	(13,500)	(49,500)
Increase (decrease) in cash	187,700	(16,600)
Cash
Beginning of year	11,400	28,000
End of year	$199,100	$11,400

Cash paid for interest	$12,600	$7,700

Supplemental disclosure of Non Cash Investing Activities
Write-off of fully depreciated furniture, fixtures and equipment
Accumulated depreciation and amortization	–	$(8,800)
Furniture, fixtures and equipment	–	$8,800

*The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

The table below presents the computation of basic and diluted weighted average common shares outstanding:

	2016	2015
Basic shares outstanding	58,599,016	58,599,016
Incremental shares from assumed conversion of warrants	1,241	–
Diluted shares outstanding	58,600,257	58,599,016

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

December 31, 2016 and 2015

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

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The amendments were adopted as of December 31, 2016, see Note 3 for management’s evaluation and disclosure.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. The Company anticipates that the impact of this guidance on the financial statements will not be material.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The amendments in this Update require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update are effective for fiscal years beginning after December 15, 2016. The Company anticipates that the impact of this guidance on the financial statements will not be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update specify the accounting for leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of adoption of this guidance will have on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact of adoption of this guidance will have on the financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016 and 2015

3.

Going Concern

Since its inception, with the exception of the years ended December 31, 2007 and December 31, 2013, December 31, 2014 and December 13, 2016, during which it generated net income of $386,000 and $10,300, $7,700 and $258,500, respectively, the Company has incurred significant losses and, as of December 31, 2016, had accumulated losses of $13,192,200. For the year ended December 31, 2016, the Company had net income from operations of $271,800. For the year ended December 31, 2015 Company’s had a net loss from operations of $38,700. The Company had negative working capital of $194,600 at December 31, 2016 and $364,000 at December 31, 2015. The Company, which is substantially dependent on its licensees to generate licensing revenues, may incur operating losses and experience negative cash flow in the future. Sustaining profitability and positive cash flow depends on the Company’s ability to maintain the increases in revenues and gross profits that it realized in 2016 from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to sustain profitability and positive cash flow in the future.

Receipt of funds in earlier periods from investors and from demand loan holders have allowed the Company to remain in operation through the current date. Management of the Company believes that it may need additional capital in the future both to fund investments that may be needed to maintain operating revenues at levels that will sustain its operations and maintain the levels of operating income and positive cash flow achieved during 2016. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be not be able to satisfy its debts as they  become due.

The above mentioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash and accounts receivables. At December 31, 2016, the Company did not have deposits with a financial institution that exceed the FDIC deposit insurance coverage of $250,000. There is a concentration of credit risk with respect to accounts receivable due to the number of major customers.

5.

Demand Loans

At December 31, 2016 and December 31, 2015, the Company had unsecured loans totaling $10,000 from one individual and $23,500 from two individuals, respectively, outstanding. The loans bear interest at 8%. During the year ended December 31, 2016, the Company repaid $13,500 of the unsecured loans along with approximately $12,600 of accrued interest. During the year ended December 31, 2015, the Company repaid $39,500 of the unsecured loans along with approximately $6,300 of accrued interest.

6.

Convertible Debentures

At December 31, 2016, the Company had convertible debentures totaling $128,300 outstanding, of which $33,300 matured during the third quarter of 2016 and $95,000 are due during the third quarter of 2017. The convertible debentures bear interest at 7%. At the option of the lender, $95,000 principal of the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.025 per share and $33,300 principal of the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.05 per share. In July 2015, the Company repaid, with interest, a $10,000 convertible debenture that had matured. During the third quarter of 2015, the Company’s Board of Directors approved and the holders of $95,000 of convertible debentures maturing during the third quarter of 2015 accepted an offer of extension whereby the maturity dates of the convertible debentures are extended for two years and the conversion rate of the debentures and accrued interest into Common Stock of the Company is reduced from $0.05 to $0.025. In accordance with FASB ASC 470, this modification of the convertible debentures was recorded as a debt discount to the notes payable of approximately $18,100 with an offsetting credit to additional-paid in capital. In the year ended December 31, 2015, the entire $18,100 was accreted through interest expense.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016 and 2015

In March 2017, the Company’s Board of Directors approved the extension of three convertible debentures totaling $33,300 that had matured in the third quarter of 2016, one of which is held by a Director of the Company. The maturity dates of the convertible debentures are extended for two years and the conversion rate of the debentures and accrued interest into Common Stock of the Company is reduced from $0.05 to $0.025. In accordance with FASB ASC 470, this modification will be recorded as a debt discount to the notes payable of approximately $13,300 with an offsetting credit to additional paid-in capital. This modification of the $33,300 principal of the debentures and accrued interest would result in the issuance of 944,953 additional shares of Common Stock of the Company if the entire $33,300 principal and all accrued interest through maturity were converted into Common Stock of the Company at the new maturity dates.

The Company, in 2012 and 2013, also granted warrants to purchase 691,365 shares of the Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable.

The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances is being accreted through interest expense over the term of the notes payable. For the years ended December 31, 2016 and December 31, 2015, approximately $500 and $3,100, respectively, was accreted through interest expense.

7.

Stockholders' Deficiency

In March 2017, the common stock private placement was extended to December 31, 2017 by the Company’s Board of Directors.

8.

Other Income (Expenses)

Other income (expenses) in the years ended December 31, 2016 and December 31, 2015 includes interest on unsecured loans from three individuals and on convertible debentures held by ten investors. Additionally, other income (expenses) includes, in 2015, the reversal of approximately $56,300 of accounts payable related to invoices received from 2001 through 2009 from a professional services business that provided legal services to the Company and an individual that provided consulting services to the Company in 2009 that the Company, with legal counsel, has determined to be no longer statutorily payable as the statute of limitations to bring claims has expired. Also included in other income (expenses) is accretion of debt discounts related to the issuance of $138,300 of convertible debentures and, in 2015, the extension of the maturity dates of $95,000 of convertible debentures.

9.

Income Taxes

There is no provision for income taxes for the year ended December 31, 2016 due to the availability of net operating loss carryforwards. There is no income tax benefit for the year ended December 31, 2015 due to the availability of net operating loss carryforwards (“NOL’s”) for which the Company had previously established a 100% valuation allowance for deferred tax assets due to the uncertainty of their recoverability. At December 31, 2016 and December 31, 2015, the Company had NOL’s approximating $4,585,000 and $4,627,000, respectively. The operating losses at December 31, 2016 are available to offset future taxable income; however, if not utilized, they expire in varying amounts through the year 2032. The utilization of these NOL’s to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no material temporary differences for the years ended December 31, 2016 and December 31, 2015. The Company has established a 100% valuation allowance of approximately $1,926,000 and $1,943,000 at December 31, 2016 and December 31, 2015, respectively, for the deferred tax assets due to the uncertainty of their realization.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016 and 2015

The Company has adopted the provisions of FASB ASC 740-10-50-15, “Unrecognized Tax Benefit Related Disclosures.” There were no unrecognized tax benefits as of the date of adoption and no unrecognized tax benefits at December 31, 2016. There was no change in unrecognized tax benefits during the year ended December 31, 2016 and there was no accrual for uncertain tax positions as of December 31, 2016.

There were no interest and penalties recognized in the statement of operations and in the balance sheet. Tax years from 2012 through 2016 remain subject to examination by U.S. federal and state tax jurisdictions.

10.

Related Party Transactions

In each of the years ended December 31, 2016 and December 31, 2015, Michael A. Feinstein, M.D., the Company’s Chairman of the Board and Chief Executive Officer, deferred $85,000 of salary owed to him under an employment agreement with the Company. At December 31, 2016 and December 31, 2015, Dr. Feinstein was owed $301,200 and $290,400, respectively, of salary that was deferred by him in response to the adverse liquidity experienced by the Company beginning in 2012. There are no formal terms or arrangements for repayment of the deferred salary. During the years ended December 31, 2016 and 2015 the Company made payments of $74,200 and $10,000, respectively, to Dr. Feinstein, representing a portion of amounts owed to him. During the first three months of 2017, the Company made additional deferred salary payments of $95,500 to Dr. Feinstein. There is no interest payable on the deferred salary.

11.

Commitments and Contingencies

The Company conducts its operations in leased facilities under a non-cancelable operating lease expiring in 2019.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2016 are: $47,400 – 2017; $48,600 – 2018 and $16,300 – 2019.

Total rental expense under operating leases was $45,100 in each of the years ended December 31, 2016 and December 31, 2015.

The Company has an employment agreement, expiring in May 2018, with Michael A. Feinstein, M.D., its Chairman of the Board and Chief Executive Officer. The employment agreement contains one-year renewal provisions that became effective after the original term. Dr. Feinstein receives base compensation of $85,000 per year plus a performance bonus determined by the Company’s Board of Directors. The Company has an employment agreement, expiring in March 2018, with Terry W. Stovold, its Chief Operating Officer, whereby Mr. Stovold receives a salary set by the Company’s Board of Directors, currently set at $75,000, along with a commission of seven percent on sales generated by his efforts. The employment agreement contains one-year renewal provisions that became effective after the original term. Future minimum compensation payments under these employment agreements are: $160,000 to be paid in 2017 and $54,200 to be paid in 2018.

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

At December 31, 2016, the Company did not have an active stock option plan. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There was no compensation expense recognized during the years ended December 31, 2016 and December 31, 2015 and there was no unrecognized portion of expense at December 31, 2016.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016 and 2015

At December 31, 2016, the Company had 721,365 warrants to purchase common stock of the Company outstanding at exercise prices ranging from $0.01 to $0.07 and expiring at various dates through July 2021. The warrants are held by ten investors who acquired convertible debentures from the Company in 2013 and 2014 and by an individual who provided loans to the Company.

A summary of outstanding warrants follows:

			Weighted
		Exercise	Average
	Number of	Price Range	Exercise
	Shares	Per Share	Price
Outstanding at December 31, 2014	802,365	$0.01 to $0.07	$0.025
Warrants granted	46,000	0.06 and 0.07	0.068
Outstanding at December 31, 2015	756,365	0.01 to 0.07	0.022
Warrants expired	35,000	0.045 and 0.06	0.051
Outstanding at December 31, 2016	721,365	$0.01 to $0.07	$0.021

Weighted average remaining contractual life (years)	3.70

			Weighted
		Exercise	Average
		Price Range	Exercise
	Shares	Per Share	Price
Exercisable warrants at year end:
2016	721,365	$0.01 to $0.07	$0.021

Weighted average remaining contractual life (years)	3.70

At December 31, 2016, the Company has reserved 6,343,989 shares of common stock for possible future issuance upon exercise of 721,365 warrants and for the conversion of approximately $128,300 of convertible debentures and accrued interest into 5,622,624 shares of common stock.

The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2016 or 2015.

13.

Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Year ended December 31
	2016	2015
Customer A	14%	53%
Customer B	25%	17%
Customer C	38%	–

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016 and 2015

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2016	2015
Customer A	5%	31%
Customer B	47%	25%
Customer C	26%	–

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Year ended December 31
	2016	2015
North America	$608,000	$433,000
Asia	745,900	511,600
Australia	29,600	6,200
	$1,383,500	$950,800

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (14)
3.2	Amended and Restated Bylaws (15)
4.1	Form of Certificate of Common Stock (12)
10.1†	Nocopi Technologies, Inc. 1998 Stock Incentive Plan (1)
10.2†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (2)
10.3	Director Indemnification Agreement (3)
10.4	Officer Indemnification Agreement (4)
10.5	Stock Purchase Agreement with Westvaco Brand Security, Inc. (5)
10.6	Registration Rights Agreement with Westvaco Brand Security, Inc. (6)
10.7	Subscription Agreement with Entrevest I Associates (7)
10.8	Settlement Agreement with Euro-Nocopi, S.A. (8)
10.9	Agreement of Terms with Entrevest I Associates (9)
10.10	Conversion Agreement (10)
10.11†	Employment Agreement with Michael A. Feinstein, M.D. (13)
10.12†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan (16)
10.13†	Employment Agreement with Terry W. Stovold (17)
10.14	Conversion Agreement (18)
10.15	Form of Convertible Debenture Purchase Agreement and Exhibits (19)
10.16	Lease Agreement dated December 12, 2013 relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406 (20)
14.1	Code of Ethics (11)
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

(9)

Incorporated by reference Exhibit 10.1 of the  Registrant’s Current Report on Form 8-K filed on September 16, 2004

(10)

Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2004 filed on November 15, 2004

(11)

Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2004 filed on March 31, 2005

(12)

Incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2005 filed on April 7, 2006

(13)

Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2008 filed on August 14, 2008

(14)

Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008

(15)

Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008

(16)

Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2009 filed on March 31, 2010

(17)

Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2011 filed on March 30, 2012

(18)

Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2011 filed on March 30, 2012

(19)

Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2014 filed on September 11, 2015

(20)

Incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2014 filed on September 11, 2015