Form 10-Q
period 2017-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2017-05-15
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,599,016 shares of common stock, par value $0.01, as of May 1, 2017

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended March 31
	2017	2016
Revenues
Licenses, royalties and fees	$158,800	$112,800
Product and other sales	182,600	170,000
	341,400	282,800

Cost of revenues
Licenses, royalties and fees	21,000	19,600
Product and other sales	72,200	69,100
	93,200	88,700
Gross profit	248,200	194,100

Operating expenses
Research and development	36,400	37,600
Sales and marketing	60,900	56,500
General and administrative	90,700	87,500
	188,000	181,600
Net income from operations	60,200	12,500

Other income (expenses)
Interest expense, bank charges and accretion of interest	(16,200)	(3,400)
	(16,200)	(3,400)
Net income	$44,000	$9,100

Basic and diluted net income per common share	$.00	$.00

Weighted average common shares outstanding
Basic	58,599,016	58,599,016
Diluted	58,756,023	58,600,159

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	March 31	December 31
	2017	2016
	(unaudited)	(audited)
Assets
Current assets
Cash	$150,100	$199,100
Accounts receivable less $5,000 allowance for doubtful accounts	283,500	243,400
Inventory	61,100	70,900
Prepaid and other	33,000	29,600
Total current assets	527,700	543,000

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	179,000	178,300
	198,700	198,000
Less: accumulated depreciation and amortization	184,700	183,000
	14,000	15,000
Total assets	$541,700	$558,000

Liabilities and Stockholders' Deficiency
Current liabilities
Demand loans	$10,000	$10,000
Convertible debentures	95,000	128,300
Accounts payable	18,200	33,100
Accrued expenses	406,900	459,900
Deferred revenue	100,700	106,300
Total current liabilities	630,800	737,600

Convertible debentures	33,300	–

Stockholders' deficiency
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 58,599,016 shares	586,000	586,000
Paid-in capital	12,439,800	12,426,600
Accumulated deficit	(13,148,200)	(13,192,200)
Total stockholders' deficiency	(122,400)	(179,600)
Total liabilities and stockholders' deficiency	$541,700	$558,000

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Three Months ended March 31
	2017	2016
Operating Activities
Net income	$44,000	$9,100
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	1,700	1,800
Accretion of interest – convertible debentures	13,200	200
	58,900	11,100

(Increase) decrease in assets
Accounts receivable	(40,100)	(15,000)
Inventory	9,800	5,400
Prepaid and other	(3,400)	16,000
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(67,900)	30,000
Deferred revenue	(5,600)	(6,500)
	(107,200)	29,900
Net cash provided by (used in) operating activities	(48,300)	41,000

Investment Activities
Additions to fixed assets	(700)	–
Net cash used in investing activities	(700)	–

Financing Activities
Repayment of demand loan	–	(4,000)
Net cash used in financing activities	–	(4,000)
Increase (decrease) in cash	(49,000)	37,000
Cash at beginning of year	199,100	11,400
Cash at end of period	$150,100	$48,400

*See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2016 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2016 Annual Report on Form10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2017 may not be necessarily indicative of the operating results expected for the full year.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  Since the Company has no items of other comprehensive income, comprehensive income is equal to net income.

Note 2. Going Concern

Since its inception, the Company has incurred significant losses and, as of March 31, 2017, had accumulated losses of $13,148,200. For the three months ended March 31, 2017, the Company had net income from operations of $60,200. At March 31, 2017, the Company had negative working capital of $103,100 and a stockholders’ deficiency of $122,400. For the year ended December 31, 2016, the Company’s net income from operations was $271,800. The Company, which is substantially dependent on its licensees to generate licensing revenues, may incur operating losses and experience negative cash flow in the future. Sustaining profitability and positive cash flow depends on the Company’s ability to maintain the increases in revenues and gross profits that it realized in 2016 from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to sustain profitability and positive cash flow in the future.

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

Note 3.  Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At March 31, 2017, the Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at March 31, 2017.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Demand Loans

At March 31, 2017, the Company had a $10,000 unsecured loan from one individual outstanding. The loan bears interest at 8%. During the first three months of 2016, the Company repaid $4,000 of the unsecured loans.

Note 5. Convertible Debentures

At March 31, 2017, the Company had convertible debentures totaling $128,300 outstanding, of which $95,000 are due during the third quarter of 2017 and $33,300 are due during the third quarter of 2018. The convertible debentures bear interest at 7%. At the option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.025 per share. During the first quarter of 2017, the Company’s Board of Directors approved and the holders of $33,300 of convertible debentures that had matured during the third quarter of 2016, one of which is held by a Director of the Company, accepted an offer of extension whereby the maturity dates of the convertible debentures are extended for two years and the conversion rate of the debentures and accrued interest into Common Stock of the Company is reduced from $0.05 to $0.025. In accordance with FASB ASC 470, this modification of the convertible debentures was recorded as a debt discount to the notes payable of approximately $13,200 with an offsetting credit to additional-paid in capital. In the three months ended March 31, 2017, the entire $13,200 was accreted through interest expense.

The Company in 2012 and 2013 also granted warrants to purchase 691,365 shares of the Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances was accreted through interest expense over the original term of the notes payable. For the three months ended March 31, 2017 and March 31, 2016, $0 and approximately $200, respectively, was accreted through interest expense.

The following table summarizes the Company’s warrant position at March 31, 2017 and December 31, 2016:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2016	721,365	$0.01 to $0.07	$0.021

Outstanding warrants -
March 31, 2017	721,365	$0.01 to $0.07	$0.021

Weighted average remaining
contractual life (years)	3.45

Exercisable warrants -
March 31, 2017	721,365	$0.01 to $0.07	$0.021

Weighted average remaining
contractual life (years)	3.45

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Other Income (Expenses)

Other income (expenses) in the three months ended March 31, 2017 and March 31, 2016 includes interest on unsecured loans from two individuals and on convertible debentures held by nine investors. Also included in other income (expenses) is accretion of debt discounts in the three months ended March 31, 2017 related to the extension of the maturity dates of $33,300 of convertible debentures.

Note 7. Income Taxes

There is no provision for income taxes for the three months ended March 31, 2017 and March 31, 2016 due to the availability of net operating loss carryforwards. The Company has established a valuation allowance for the entire amount of benefits resulting from the Company’s net operating loss carryforwards because the Company has determined that the realization of the net deferred tax asset is not assured.

There was no change in unrecognized tax benefits during the period ended March 31, 2017 and there was no accrual for uncertain tax positions as of March 31, 2017.

Tax years from 2012 through 2016 remain subject to examination by U.S. federal and state jurisdictions.

Note 8. Related Party Transactions

During the three months ended March 31, 2017, and March 31, 2016 the Company paid $95,500 and $15,000, respectively, to Michael A. Feinstein, M.D., the Company’s Chairman of the Board and Chief Executive Officer, representing a portion of previously deferred salary owed to him under an employment agreement with the Company. During each of the three month periods ended March 31, 2017 and March 31, 2016, Dr. Feinstein deferred $21,250 of salary. At March 31, 2017, Dr. Feinstein was owed approximately $227,000 of salary deferred by him. There is no interest payable on the deferred salary.

Note 9. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by the Company with related proceeds. For the three months ended March 31, 2017 and March 31, 2016, the number of incremental common shares resulting from the assumed conversion of warrants was 157,007 and 1,143, respectively.

Note 10. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended March 31
	2017	2016
Customer A	33%	–
Customer B	28%	22%
Customer C	12%	51%

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s non-affiliate customers, whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31	December 31
	2017	2016
Customer A	41%	26%
Customer B	33%	47%
Customer C	12%	5%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2017	2016
North America	$175,100	$126,000
Asia	158,900	149,400
Australia	7,400	7,400
	$341,400	$282,800

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Financial Statements and related notes included elsewhere in this report as well as with the Company’s audited Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2017 and keeping in mind this cautionary statement regarding forward-looking information.

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

Revenues for the first quarter of 2017 were $341,400 compared to $282,800 in the first quarter of 2016, an increase of $58,600, or approximately 21%. Licenses, royalties and fees increased by $46,000, or approximately 41%, in the first quarter of 2017 to $158,800 from $112,800 in the first quarter of 2016. The increase in licenses, royalties and fees is due primarily to higher licensing revenue received from four licensees including one licensee added in the second half of 2016. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

Product and other sales increased by $12,600, or approximately 7%, to $182,600 in the first quarter of 2017 from $170,000 in the first quarter of 2016. Sales of ink increased in the first quarter of 2017 compared to the first quarter of 2016 due primarily to higher ink shipments to the third party authorized printers used by two of the Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to the Company’s licensees in the retail receipt and document fraud market. In the first quarter of 2017, the Company derived revenues of approximately $282,500 from its licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $229,400 in the first quarter of 2016.

The Company’s gross profit increased to $248,200, or approximately 73% of gross revenues, in the first quarter of 2017 from $194,100, or approximately 69% of gross revenues, in the first quarter of 2016. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as the Company’s overall gross profit. Primarily due to the increase in revenues from licenses, royalties and fees in the first quarter of 2017 compared to the first quarter of 2016, the gross profit from licenses, royalties and fees increased to approximately 87% in the first quarter of 2017 from approximately 83% in the first quarter of 2016.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. Primarily due to higher sales of inks and other products and a favorable product mix in the first quarter of 2017 compared to the first quarter of 2016, there was a higher gross profit from product and other sales of approximately 60% of revenues in the first quarter of 2017 compared to a gross profit of approximately 59% of revenues in the first quarter of 2016.

Research and development expenses of $36,400 in the first quarter of 2017 were comparable to $37,600 in the first quarter of 2016.

Sales and marketing expenses increased to $60,900 in the first quarter of 2017 from $56,500 in the first quarter of 2016 due primarily to higher commission expense on the higher level of revenues in the first quarter of 2017 compared to the first quarter of 2016.

General and administrative expenses increased in the first quarter of 2017 to $90,700 compared to $87,500 in the first quarter of 2016 due primarily to higher employment expenses in the first quarter of 2017 compared to the first quarter of 2016 offset in part by lower legal expenses in the first quarter of 2017 compared to the first quarter of 2016.

Other income (expenses) in the first quarter of 2017 and 2016 included interest on unsecured loans from two individuals and on convertible debentures held by nine investors. Also included in other income (expenses) is accretion of debt discounts in the first quarter of 2017 related to the extension of the maturity dates of $33,300 of convertible debentures.

The higher net income of $44,000 in the first quarter of 2017 compared to $9,100 in the first quarter of 2016 resulted primarily from a higher gross profit on a higher level of revenues offset in part by higher operating expenses in the first quarter of 2017 compared to the first quarter of 2016 and accretion of debt discounts in the first quarter of 2017.

Plan of Operation, Liquidity and Capital Resources

During the first quarter of 2017, the Company’s cash decreased to $150,100 at March 31, 2017 from $199,100 at December 31, 2016. During the first quarter of 2017, the Company used $48,300 to fund its operating activities and $700 for capital equipment purchases.

During the first quarter of 2017, the Company’s revenues increased approximately 21% primarily as a result of higher sales of ink to the authorized printers of four of the Company’s licensees in the entertainment and toy products market and from higher licensing and royalty revenues from new and existing licensees. The Company’s first quarter 2017 total overhead expenses increased compared to the 2016 first quarter total overhead expenses and the Company’s interest expense increased related to accretion of interest in the first quarter of 2017 compared to the first quarter of 2016. As a result of these factors, the Company’s generated higher net income in the first quarter of 2017 compared to the first quarter of 2016. The Company had negative operating cash flow of $48,300 during the first quarter of 2017. At March 31, 2017, the Company had negative working capital of $103,100 and a stockholders’ deficiency of $122,400. For the full year of 2016, the Company had net income of $258,500 and had positive operating cash flow of $202,600. At December 31, 2016, the Company had negative working capital of $194,600 and a $179,600 stockholders’ deficiency.

Since January 1, 2015, the Company repaid $53,000 of $63,000 of short-term loans that had been outstanding at January 1, 2015 and in, 2015, repaid $10,000 of convertible debentures and extended the maturity dates of $95,000 of convertible debentures from 2015 to 2017. In the first quarter of 2017, the Company extended the maturity dates of $33,300 of convertible debentures form 2016 to 2018. These borrowings allowed the Company to remain in operation through late 2016 when the Company’s cash flow increased significantly. There can be no assurances that the Company will be able to secure sufficient additional funding, if needed, through investments or borrowings. The Company believes that without additional investment, it may be forced to cease operations at an undetermined date in the future if it is unable to sustain revenues at levels equal to or greater than it achieved in 2016.

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

Risk Factors

The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond the Company’s control. These risks could cause actual operating and financial results to differ materially from those expressed in the Company’s forward-looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the SEC including the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the SEC on March 30, 2017:

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

Dependency on Major Customers. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies could adversely affect the Company’s operating results and cash flow. To the extent that the Company’s licensees are affected by negative economic conditions, the Company’s revenues may also be negatively impacted. The Company derives a significant percentage of its revenues through licensing relationships with two major customers. Revenues obtained directly from these two licensees and indirectly, through the licensees’ third party authorized printers, equaled approximately 76% of the Company’s revenues in the first quarter of 2017 and approximately 80% of the Company’s revenues in the year ended December 31, 2016. Receivables from these two licensees and their third party authorized printers were approximately 89% and 83% of the Company’s net accounts receivable at March 31, 2017 and December 31, 2016, respectively. The Company has a license agreement containing guaranteed minimum royalties, which will be met during 2017, expiring in 2019 with one of these two licensees and a license with the second that expires in 2017. Products incorporating the Company’s technologies that are sold by these two licensees have certain dissimilar characteristics and are marketed generally through distinctly different channels of distribution. These two licensees are well known and highly regarded participants in the entertainment and toy products market. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for the Company in the future.

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

Volatility of Stock Price. The market price for the Company’s common stock has historically experienced significant fluctuations and may continue to do so. From inception, with the exception of 2007, 2013, 2014 and 2016, the Company has operated at a loss and has not produced revenue levels traditionally associated with publicly-traded companies. The Company’s common stock is not listed on a national or regional securities exchange and, consequently, the Company receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow the Company’s stock and its stock is thinly traded. The Company’s market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the amendments on January 1, 2017 and had no impact on the financial statements since any excess tax benefits were fully offset by a valuation allowance and not recognized for financial statement purposes.

As of March 31, 2017, there were no other recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

NOCOPI TECHNOLOGIES, INC.

DATE: May 15, 2017	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: May 15, 2017	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase