Form 10-Q
period 2017-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2017-08-10
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,599,016 shares of common stock, par value $0.01, as of August 1, 2017

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2017	2016	2017	2016

Revenues
Licenses, royalties and fees	$131,900	$98,700	$290,700	$211,500
Product and other sales	227,700	104,700	410,300	274,700
	359,600	203,400	701,000	486,200

Cost of revenues
Licenses, royalties and fees	26,800	16,900	47,800	36,500
Product and other sales	94,100	49,200	166,300	118,300
	120,900	66,100	214,100	154,800
Gross profit	238,700	137,300	486,900	331,400

Operating expenses
Research and development	36,500	32,400	72,900	70,000
Sales and marketing	59,800	47,400	120,700	103,900
General and administrative	68,900	66,800	159,600	154,300
	165,200	146,600	353,200	328,200
Net income (loss) from operations	73,500	(9,300)	133,700	3,200

Other income (expenses)
Interest expense, bank charges and accretion of interest	(3,100)	(3,400)	(19,300)	(6,800)
	(3,100)	(3,400)	(19,300)	(6,800)
Net income (loss)	$70,400	$(12,700)	$114,400	$(3,600)

Basic and diluted net income (loss) per common share	$.00	$(.00)	$.00	$(.00)

Weighted average common shares outstanding
Basic	58,599,016	58,599,016	58,599,016	58,599,016
Diluted	58,969,160	58,599,016	58,889,178	58,599,016

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	June 30	December 31
	2017	2016
	(unaudited)	(audited)
Assets
Current assets
Cash	$179,500	$199,100
Accounts receivable less $5,000 allowance for doubtful accounts	294,000	243,400
Inventory	86,400	70,900
Prepaid and other	30,000	29,600
Total current assets	589,900	543,000

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	183,200	178,300
	202,900	198,000
Less: accumulated depreciation and amortization	186,500	183,000
	16,400	15,000
Total assets	$606,300	$558,000

Liabilities and Stockholders' Deficiency

Current liabilities
Demand loans	$10,000	$10,000
Convertible debentures	95,000	128,300
Accounts payable	30,100	33,100
Accrued expenses	393,900	459,900
Deferred revenue	96,000	106,300
Total current liabilities	625,000	737,600

Convertible debentures	33,300	–

Stockholders' deficiency
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 58,599,016 shares	586,000	586,000
Paid-in capital	12,439,800	12,426,600
Accumulated deficit	(13,077,800)	(13,192,200)
Total stockholders' deficiency	(52,000)	(179,600)
Total liabilities and stockholders' deficiency	$606,300	$558,000

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Six Months ended June 30
	2017	2016
Operating Activities
Net income (loss)	$114,400	$(3,600)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,500	3,700
Accretion of interest – convertible debentures	13,200	500
	131,100	600
(Increase) decrease in assets
Accounts receivable	(50,600)	85,100
Inventory	(15,500)	(26,300)
Prepaid and other	(400)	(12,500)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(69,000)	39,900
Deferred revenue	(10,300)	43,400
	(145,800)	129,600
Net cash provided by (used in) operating activities	(14,700)	130,200

Investment Activities
Additions to fixed assets	(4,900)	–
Net cash used in investing activities	(4,900)	–

Financing Activities
Repayment of demand loans	–	(9,000)
Net cash used in financing activities	–	(9,000)

Increase (decrease) in cash	(19,600)	121,200
Cash at beginning of year	199,100	11,400
Cash at end of period	$179,500	$132,600

*See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2016 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2016 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2017 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Going Concern

Since its inception, the Company has incurred significant losses and, as of June 30, 2017, had accumulated losses of $13,077,800. For the six months ended June 30, 2017, the Company had net income from operations of $133,700. At June 30, 2017, the Company had negative working capital of $35,100 and a stockholders’ deficiency of $52,000. For the year ended December 31, 2016, the Company’s net income from operations was $271,800. The Company, which is substantially dependent on its licensees to generate licensing revenues, may incur operating losses and experience negative cash flow in the future. Sustaining profitability and positive cash flow depends on the Company’s ability to maintain the increases in revenues and gross profits that it realized in 2016 from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to sustain profitability and positive cash flow in the future.

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

Note 3.  Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At June 30, 2017, the Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at June 30, 2017.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Demand Loans

At June 30, 2017, the Company had a $10,000 unsecured loan from one individual outstanding. The loan bears interest at 8%. In late July 2017, the Company repaid this remaining $10,000 unsecured loan. During the first six months of 2016, the Company repaid $9,000 of the unsecured loans.

Note 5. Convertible Debentures

At June 30, 2017, the Company had convertible debentures totaling $128,300 outstanding, of which $95,000 are due during the third quarter of 2017 and $33,300 are due during the third quarter of 2018. The convertible debentures bear interest at 7%. At the option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.025 per share. During the first quarter of 2017, the Company’s Board of Directors approved and the holders of $33,300 of convertible debentures that had matured during the third quarter of 2016, one of which is held by a Director of the Company, accepted an offer of extension whereby the maturity dates of the convertible debentures are extended for two years and the conversion rate of the debentures and accrued interest into Common Stock of the Company is reduced from $0.05 to $0.025. In accordance with FASB ASC 470, this modification of the convertible debentures was recorded as a debt discount to the notes payable of approximately $13,200 with an offsetting credit to additional-paid in capital. In the three months ended March 31, 2017, the entire $13,200 was accreted through interest expense.

The Company in 2012 and 2013 also granted warrants to purchase 691,365 shares of the Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances was accreted through interest expense over the original term of the notes payable. For the three months ended June 30, 2017 and June 30, 2016, $0 and approximately $300, respectively, was accreted through interest expense. For the six months ended June 30, 2017 and June 30, 2016, $0 and approximately $500, respectively, was accreted through interest expense.

The following table summarizes the Company’s warrant position at June 30, 2017 and December 31, 2016:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2016	721,365	$0.01 to $0.07	$0.021

Outstanding warrants -
June 30, 2017	721,365	$0.01 to $0.07	$0.021

Weighted average remaining
contractual life (years)	3.20

Exercisable warrants -
June 30, 2017	721,365	$0.01 to $0.07	$0.021

Weighted average remaining
contractual life (years)	3.20

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Other Income (Expenses)

Other income (expenses) in the three months and six months ended June 30, 2017 and June 30, 2016 includes interest on unsecured loans from two individuals and on convertible debentures held by nine investors. Also included in other income (expenses) is accretion of debt discounts in the six months ended June 30, 2017 related to the extension of the maturity dates of $33,300 of convertible debentures.

Note 7. Income Taxes

There is no provision for income taxes for the three months and six months ended June 30, 2017 due to the availability of net operating loss carryforwards. There is no income tax benefit for the losses for the three months and six months ended June 30, 2016 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such benefits.

There was no change in unrecognized tax benefits during the period ended June 30, 2017 and there was no accrual for uncertain tax positions as of June 30, 2017.

Tax years from 2013 through 2016 remain subject to examination by U.S. federal and state jurisdictions.

Note 8. Related Party Transactions

During the six months ended June 30, 2017, and June 30, 2016 the Company paid $116,200 and $15,000, respectively, to Michael A. Feinstein, M.D., the Company’s Chairman of the Board and Chief Executive Officer, representing a portion of previously deferred salary owed to him under an employment agreement with the Company. During each of the six month periods ended June 30, 2017 and June 30, 2016, Dr. Feinstein deferred $42,500 of salary. At June 30, 2017, Dr. Feinstein was owed approximately $227,500 of salary deferred by him. Since June 30, 2017, Dr. Feinstein has been paid approximately $11,800 of salary previously deferred by him. There is no interest payable on the deferred salary.

Note 9. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by the Company with related proceeds. For the three months and six months ended June 30, 2017, the number of incremental common shares resulting from the assumed conversion of warrants was 370,144 and 290,162, respectively. Because the Company reported a net loss for the three months and six months ended June 30, 2016, common stock equivalents, consisting of warrants, were anti-dilutive.

Note 10. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended June 30		Six Months ended June 30
	2017	2016	2017	2016
Customer A	47%	29%	40%	12%
Customer B	20%	24%	24%	23%
Customer C	12%	17%	12%	37%

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30	December 31
	2017	2016
Customer A	44%	26%
Customer B	25%	47%
Customer C	14%	5%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Three Months ended June 30		Six Months ended June 30
	2017	2016	2017	2016
North America	$136,700	$100,400	$311,800	$226,400
Europe	200	–	200	–
Asia	215,300	95,600	374,200	245,000
Australia	7,400	7,400	14,800	14,800
	$359,600	$203,400	$701,000	$486,200

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

Revenues for the second quarter of 2017 were $359,600 compared to $203,400 in the second quarter of 2016, an increase of $156,200, or approximately 77%. Licenses, royalties and fees increased by $33,200, or approximately 34%, to $131,900 in the second quarter of 2017 from $98,700 in the second quarter of 2016. The increase in licenses, royalties and fees is due primarily to higher licensing revenue received from four licensees including one licensee added in the second half of 2016. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

Product and other sales increased by $123,000, or approximately 117%, to $227,700 in the second quarter of 2017 from $104,700 in the second quarter of 2016. Sales of ink increased in the second quarter of 2017 compared to the second quarter of 2016 due primarily to higher ink shipments to the third party authorized printers used by two of the Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to the Company’s licensees in the retail receipt and document fraud market. In the second quarter of 2017, the Company derived revenues of approximately $305,200 from its licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $164,300 in the second quarter of 2016.

For the first six months of 2017, revenues were $701,000, representing an increase of $214,800, or approximately 44%, from revenues of $486,200 in the first six months of 2016. Licenses, royalties and fees increased by $79,200, or approximately 37%, to $290,700 in the first six months of 2017 from $211,500 in the first six months of 2016. As in the second quarter of 2017, the increase in licenses, royalties and fees is due primarily to higher licensing revenue received from four licensees including one licensee added in the second half of 2016.

Product and other sales increased by $135,600, or approximately 49%, to $410,300 in the first six months of 2017 from $274,700 in the first six months of 2016. Sales of ink increased in the first quarter of 2017 compared to the first quarter of 2016 due primarily to higher ink shipments to the third party authorized printers used by two of the Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to the Company’s licensees in the retail receipt and document fraud market. The Company derived revenues of approximately $587,700 from licensees and their authorized printers in the entertainment and toy products market in the first six months of 2017 compared to revenues of approximately $393,700 in the first six months of 2016.

The Company’s gross profit increased to $238,700 in the second quarter of 2017, or approximately 66% of revenues, from $137,300 in the second quarter of 2016 or approximately 68% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in the second quarter of 2017 compared to the second quarter of 2016 results primarily from both higher licenses, royalties and fees and higher gross revenues from product and other sales in the second quarter of 2017 compared to the second quarter of 2016.

For the first six months of 2017, gross profit was $486,900, or approximately 69% of revenues, compared to $331,400, or approximately 68% of revenues, in the first six months of 2016. As in the second quarter of 2017, the higher gross profit in the first six months of 2017 compared to the first six months of 2016 results primarily from both higher licenses, royalties and fees and higher gross revenues from product and other sales in the first six months of 2017 compared to the first six months of 2016.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 80% in the second quarter of 2017 compared to approximately 83% in the second quarter of 2016. The gross profit from licenses, royalties and fees increased to approximately 84% of revenues from licenses, royalties and fees in the first six months of 2017 from approximately 83% in the first six months of 2016.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 59% of revenues in the second quarter of 2017 compared to approximately 53% of revenues in the second quarter of 2016. This increase was due to higher sales volume of product and other sales and higher margins on certain products due to a favorable mix of products sold and raw materials prices. For the first six months of 2017, the gross profit, expressed as a percentage of revenues, increased to approximately 59% of revenues from product and other sales compared to approximately 57% of revenues from product and other sales in the first six months of 2016.

Research and development expenses of $36,500 and $72,900 in the second quarter and first six months of 2017, respectively, were comparable to $32,400 and $70,000 in the second quarter and first six months of 2016, respectively.

Sales and marketing expenses increased to $59,800 in the second quarter of 2017 from $47,400 in the second quarter of 2016 and to $120,700 in the first six months of 2017 from $103,900 in the first six months of 2016. This increase is due primarily to higher commission expense on the higher level of sales in the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016.

General and administrative expenses of $68,900 in the second quarter of 2016 were comparable to $66,800 in the second quarter of 2016. In the first six months of 2017, general and administrative expenses increased to $159,600 from $154,300 in the first six months of 2016 due primarily to higher employment and insurance expenses offset in part by lower legal expenses in the first six months of 2017 compared to the first six months of 2016.

Other income (expenses) in the second quarter and first six months of 2017 and 2016 included interest on unsecured loans from two individuals and on convertible debentures held by nine investors. Also included in other income (expenses) is accretion of debt discounts in the first six months of 2017 related to the extension of the maturity dates of $33,300 of convertible debentures. Other income (expenses) decreased to $3,100 in the second quarter of 2017 from $3,400 in the second quarter of 2016. Other income (expenses) increased to $19,300 in the first six months ended June 30, 2017 from $6,800 in the first six months 2016. This increase is due primarily to accretion of debt discounts in the first six months of 2017 related to the extension of the maturity dates of $33,300 of convertible debentures in the first quarter of 2017.

The net income of $70,400 in the second quarter of 2017 compared to a net loss of $12,700 in the second quarter of 2016 resulted primarily from a higher gross profit on a higher level of revenues in the second quarter of 2017 compared to the second quarter of 2016 offset in part by higher overhead expenses in the second quarter of 2017 compared to the second quarter of 2016. The net income of $114,400 in the first six months 2017 compared to the net loss of $3,600 in the first six months of 2016 resulted primarily from a higher gross profit on a higher level of revenues in the first six months of 2017 compared to the first six months of 2016 offset in part by higher overhead expenses and accretion of debt discounts in the first six months of 2017 compared to the first six months of 2016.

Plan of Operation, Liquidity and Capital Resources

During the first six months of 2017, the Company’s cash decreased to $179,500 at June 30, 2017 from $199,100 at December 31, 2016. During the first six months of 2017, the Company used $14,700 to fund its operating activities and $4,900 for capital equipment purchases.

During the first six months of 2017, the Company’s revenues increased approximately 44% primarily as a result of higher sales of ink to the authorized printers of four of the Company’s licensees in the entertainment and toy products market and from higher licensing and royalty revenues from new and existing licensees. The Company’s first six months of 2017 total overhead expenses increased compared to the 2016 first six months total overhead expenses and the Company’s interest expense increased related to accretion of interest in the first six months of 2017 compared to the first six months of 2016. As a result of these factors, the Company recorded a net profit in the first six months of 2017 compared to a net loss in the first six months of 2016. The Company had negative operating cash flow of $14,700 during the first six months of 2017. At June 30, 2017, the Company had negative working capital of $35,100 and a stockholders’ deficiency of $52,000. For the full year of 2016, the Company had net income of $258,500 and had positive operating cash flow of $202,600. At December 31, 2016, the Company had negative working capital of $194,600 and a $179,600 stockholders’ deficiency.

From January 1, 2015 through July 31, 2017, the Company repaid the entire $63,000 of short-term loans that had been outstanding at January 1, 2015 and, in 2015, repaid $10,000 of convertible debentures and extended the maturity dates of $95,000 of convertible debentures from 2015 to 2017. In the first quarter of 2017, the Company extended the maturity dates of $33,300 of convertible debentures form 2016 to 2018. These borrowings allowed the Company to remain in operation through late 2016 when the Company’s cash flow increased significantly. There can be no assurances that the Company will be able to secure sufficient additional funding, if needed, through investments or borrowings. The Company believes that without additional investment, it may be forced to cease operations at an undetermined date in the future if it is unable to sustain revenues at levels equal to or greater than it achieved in 2016.

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

Dependency on Major Customers. The Company is dependent on its licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of the Company’s licensees to maintain at least current levels of sales of products utilizing the Company’s technologies would adversely affect the Company’s operating results and cash flow. To the extent that the Company’s licensees are affected by negative economic conditions, the Company’s revenues would also be negatively impacted. The Company derives a significant percentage of its revenues through licensing relationships with two major customers. Revenues obtained directly from these two licensees and indirectly, through the licensees’ third party authorized printers, equaled approximately 81% and 79% of the Company’s revenues in the second quarter and first six months of 2017, respectively, and approximately 80% of the Company’s revenues in the year ended December 31, 2016. Receivables from these two licensees and their third party authorized printers were approximately 86% and 83% of the Company’s net accounts receivable at June 30, 2017 and December 31, 2016, respectively. The Company has a license agreement containing guaranteed minimum royalties, which have been met, expiring in 2019 with one of these two licensees and a license with the second that expires in 2017. Products incorporating the Company’s technologies that are sold by these two licensees have certain dissimilar characteristics and are marketed generally through distinctly different channels of distribution. These two licensees are well-known and highly regarded participants in the entertainment and toy products market. The agreements with both licensees contain renewal options but there can be no assurances that the licenses will be renewed or that they will be renewed at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for the Company in the future.

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

Recently Adopted Accounting Pronouncements

As of June 30, 2017 and for the three months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

a) Disclosure Controls and Procedures

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

NOCOPI TECHNOLOGIES, INC.

DATE: August 10, 2017	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: August 10, 2017	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase