Form 10-Q
period 2017-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2017-11-13
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 58,616,716 shares of common stock, par value $0.01, as of November 1, 2017

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2017	2016	2017	2016

Revenues
Licenses, royalties and fees	$178,200	$170,300	$468,900	$381,800
Product and other sales	224,200	373,400	634,500	648,100
	402,400	543,700	1,103,400	1,029,900

Cost of revenues
Licenses, royalties and fees	23,300	36,500	71,100	73,000
Product and other sales	82,300	156,900	248,600	275,200
	105,600	193,400	319,700	348,200
Gross profit	296,800	350,300	783,700	681,700

Operating expenses
Research and development	36,300	33,700	109,200	103,700
Sales and marketing	67,200	72,800	187,900	176,700
General and administrative	80,400	69,900	240,000	224,200
	183,900	176,400	537,100	504,600
Net income from operations	112,900	173,900	246,600	177,100

Other income (expenses)
Interest income	200	–	200	–
Interest expense, bank charges and accretion of interest	(3,300)	(3,300)	(22,600)	(10,100)
	(3,100)	(3,300)	(22,400)	(10,100)
Net income	$109,800	$170,600	$224,200	$167,000

Basic and diluted net income per common share	$.00	$.00	$.00	$.00

Weighted average common shares outstanding
Basic	58,599,016	58,599,016	58,599,016	58,599,016
Diluted	58,896,464	58,599,655	58,891,635	58,600,384

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	September 30	December 31
	2017	2016
	(unaudited)	(audited)
Assets
Current assets
Cash	$362,800	$199,100
Accounts receivable less $5,000 allowance for doubtful accounts	197,900	243,400
Inventory	111,800	70,900
Prepaid and other	21,500	29,600
Total current assets	694,000	543,000

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	183,200	178,300
	202,900	198,000
Less: accumulated depreciation and amortization	188,400	183,000
	14,500	15,000
Total assets	$708,500	$558,000

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities
Demand loans	$–	$10,000
Convertible debentures	128,300	128,300
Accounts payable	43,800	33,100
Accrued expenses	396,500	459,900
Deferred revenue	82,100	106,300
Total current liabilities	650,700	737,600

Stockholders' equity (deficiency)
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 58,599,016 shares	586,000	586,000
Paid-in capital	12,439,800	12,426,600
Accumulated deficit	(12,968,000)	(13,192,200)
Total stockholders' equity (deficiency)	57,800	(179,600)
Total liabilities and stockholders' equity (deficiency)	$708,500	$558,000

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Nine Months ended September 30
	2017	2016
Operating Activities
Net income	$224,200	$167,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,400	5,500
Accretion of interest – convertible debentures	13,200	500
	242,800	173,000

(Increase) decrease in assets
Accounts receivable	45,500	(159,800)
Inventory	(40,900)	(36,700)
Prepaid and other	8,100	10,700
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(52,700)	75,600
Deferred revenue	(24,200)	(22,200)
	(64,200)	(132,400)
Net cash provided by operating activities	178,600	40,600

Investment Activities
Additions to fixed assets	(4,900)	(1,400)
Net cash used in investing activities	(4,900)	(1,400)

Financing Activities
Repayment of demand loans	(10,000)	(13,500)
Net cash used in financing activities	(10,000)	(13,500)

Increase in cash	163,700	25,700
Cash at beginning of year	199,100	11,400
Cash at end of period	$362,800	$37,100

*See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2016 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2016 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended September 30, 2017 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Going Concern

Since its inception, the Company has incurred significant losses and, as of September 30, 2017, had accumulated losses of $12,968,000. For the nine months ended September 30, 2017, the Company had net income from operations of $246,600. At September 30, 2017, the Company had positive working capital of $43,300 and stockholders’ equity of $57,800. For the year ended December 31, 2016, the Company’s net income from operations was $271,800. The Company, which is substantially dependent on its licensees to generate licensing revenues, may incur operating losses and experience negative cash flow in the future. Sustaining profitability and positive cash flow depends on the Company’s ability to maintain the increases in revenues and gross profits that it realized in 2016 and through the first nine months of 2017 from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to sustain profitability and positive cash flow in the future.

Receipt of funds in earlier periods from investors and from demand loan holders have allowed the Company to remain in operation through the current date. Management of the Company believes that it may need additional capital if the Company is unable to at least maintain the revenue level and profits achieved during 2016 and the first nine months of 2017. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, if needed, or if it does, that the additional capital will enable the Company to impact its revenues so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional capital, whether in the form of debt, equity or both, it may be forced to cease operations at an undetermined future date.

Note 3. Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At September 30, 2017, the Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at September 30, 2017.

Note 4. Demand Loans

During the third quarter of 2017, the Company repaid the remaining $10,000 principal balance of an unsecured loan from an individual and at September 30, 2017 had no demand loans outstanding. During the nine months ended September 30, 2016, the Company repaid the remaining $13,500 principal balance of an unsecured loan from a second individual. The loans bore interest at an annual rate of 8%.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Convertible Debentures

At September 30, 2017, the Company had convertible debentures totaling $128,300 outstanding, of which $95,000 were due during the third quarter of 2017 and $33,300 are due during the third quarter of 2018. The convertible debentures bear interest at 7%. At the option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.025 per share. During the first quarter of 2017, the Company’s Board of Directors approved and the holders of $33,300 of convertible debentures that had matured during the third quarter of 2016, one of which is held by a Director of the Company, accepted an offer of extension whereby the maturity dates of the convertible debentures are extended for two years and the conversion rate of the debentures and accrued interest into Common Stock of the Company is reduced from $0.05 to $0.025. In accordance with FASB ASC 470, this modification of the convertible debentures was recorded as a debt discount to the notes payable of approximately $13,200 with an offsetting credit to additional-paid in capital. In the three months ended March 31, 2017, the entire $13,200 was accreted through interest expense.

Early in the fourth quarter of 2017, the holders of $95,000 of convertible debentures agreed to extend the maturity dates of those convertible debentures for one year with no change in the terms or conditions of the debentures.

The Company also granted warrants to purchase 691,365 shares of the Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable. For the three months ended September 30, 2017 and September 30, 2016, $0 was accreted through interest expense. For the nine months ended September 30, 2017 and September 30, 2016, $0 and approximately $500, respectively, was accreted through interest expense.

The following table summarizes all warrant activity of the Company since December 31, 2016:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2016	721,365	$0.01 to $0.07	$0.021

Warrants expired	12,300	$0.06 and $0.07	$0.063

Outstanding warrants -
September 30, 2017	709,065	$0.01 to $0.03	$0.020

Weighted average remaining
contractual life (years)	3.01

Exercisable warrants -
September 30, 2017	709,065	$0.01 to $0.03	$0.020

Weighted average remaining
contractual life (years)	3.01

Note 6. Other Income (Expenses)

Other income (expenses) in the three months and nine months ended September 30, 2017 and September 30, 2016 includes interest on unsecured loans from two individuals and on convertible debentures held by nine investors. Also included in other income (expenses) is accretion of debt discounts in the nine months ended September 30, 2017 related to the extension of the maturity dates of $33,300 of convertible debentures.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Income Taxes

There is no provision for income taxes for the three months and nine months ended September 30, 2017 and September 30, 2016 due to the availability of net operating loss carryforwards. The Company has created a valuation allowance for the entire amount of such benefits.

There was no change in unrecognized tax benefits during the period ended September 30, 2017 and there was no accrual for uncertain tax positions as of September 30, 2017.

Tax years from 2013 through 2016 remain subject to examination by U.S. federal and state jurisdictions.

Note 8. Related Party Transactions

During the nine months ended September 30, 2017 and September 30, 2016 the Company paid $151,700 and $15,000, respectively, to Michael A. Feinstein, M.D., the Company’s Chairman of the Board and Chief Executive Officer, representing a portion of previously deferred salary owed to him under an employment agreement with the Company. During each of the nine month periods ended September 30, 2017 and September 30, 2016, Dr. Feinstein deferred $63,800 of salary. At September 30, 2017, Dr. Feinstein was owed approximately $213,300 of salary deferred by him. There is no interest payable on the deferred salary.

Note 9. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such stock options and warrants is decreased by shares that could have been purchased by the Company with related proceeds. For the three months and nine months ended September 30, 2017, the number of incremental common shares resulting from the assumed conversion of warrants was 297,448 and 292,619, respectively. For the three months and nine months ended September 30, 2016, the number of incremental common shares resulting from the assumed conversion of warrants was 639 and 1,368, respectively.

Note 10. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended September 30		Nine Months ended September 30
	2017	2016	2017	2016
Customer A	48%	60%	43%	37%
Customer B	27%	21%	25%	22%
Customer C	4%	3%	9%	19%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30	December 31
	2017	2016
Customer A	20%	26%
Customer B	45%	47%
Customer C	8%	5%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s revenues by geographic region are as follows:

	Three Months ended September 30		Nine Months ended September 30
	2017	2016	2017	2016
North America	$181,800	$184,900	$493,600	$411,300
South America	1,500	–	1,500	–
Europe	100	–	300	–
Asia	211,600	351,400	585,800	596,400
Australia	7,400	7,400	22,200	22,200
	$402,400	$543,700	$1,103,400	$1,029,900

Note 11. Subsequent Event

In October 2017, a warrant holder exercised warrants to purchase 17,700 shares of common stock of the Company at exercise prices ranging from $0.01 to $0.03.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report on Form 10-Q contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding

•

Expected operating results, such as revenue growth and earnings

•

Anticipated levels of capital expenditures for fiscal year 2017 and beyond

•

Current or future volatility in market conditions

•

Our belief that we have sufficient liquidity to fund our business operations during the next twelve months

•

Strategy for customer retention, growth, product development, market position, financial results and reserves

•

Strategy for risk management

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•

The extent to which we are successful in gaining new long-term relationships with customers or retaining significant existing customers and the level of service failures that could lead customers to use competitors' services.

•

Our ability to improve our current credit rating with our vendors and the impact on our raw materials and other costs and competitive position of doing so.

•

The impact of losing our intellectual property protections or the loss in value of our intellectual property.

•

Changes in customer demand.

•

The adequacy of our cash flow and earnings and other conditions which may affect our ability to timely service our debt obligations.

•

The occurrence of hostilities, political instability or catastrophic events.

•

Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with our Condensed financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 30, 2017.

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

Revenues for the third quarter of 2017 were $402,400 compared to $543,700 in the third quarter of 2016, a decrease of $141,300, or approximately 26%. Licenses, royalties and fees increased by $7,900, or approximately 5%, to $178,200 in the third quarter of 2017 from $170,300 in the third quarter of 2016. The increase in licenses, royalties and fees is due primarily to higher licensing revenue received from four licensees including one licensee added in the second half of 2016. There can be no assurances that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce sustained increases in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

Product and other sales decreased by $149,200, or approximately 40%, to $224,200 in the third quarter of 2017 from $373,400 in the third quarter of 2016. Sales of ink decreased in the third quarter of 2017 compared to the third quarter of 2016 due primarily to a decrease in the volume of ink shipped in the third quarter of 2017 to a third party authorized printer used by one of the Company’s major licensees in the entertainment and toy products market compared to the third quarter of 2016, along with lower ink shipments to the Company’s licensees in the retail receipt and document fraud market. This new printer was appointed late in the second quarter of 2016 and, at that time, placed a significant amount of ink orders that were shipped in the third quarter of 2016. In 2017, this printer’s orders and shipments were more equally balanced between the second and third quarters. In the third quarter of 2017, the Company derived revenues of approximately $344,900 from its licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $490,100 in the third quarter of 2016.

For the first nine months of 2017, revenues were $1,103,400, representing an increase of $73,500, or approximately 7% higher than revenues of $1,029,900 in the first nine months of 2016. Licenses, royalties and fees of $468,900 in the first nine months of 2017 were $87,100, or approximately 23%, higher than licenses, royalties and fees of $381,800 in the first nine months of 2016. The increase in licenses, royalties and fees is due primarily to higher licensing revenue received from four licensees including one licensee added in the second half of 2016.

Product and other sales decreased by $13,600, or approximately 2%, to $634,500 in the first nine months of 2017 from $648,100 in the first nine months of 2016. Sales of ink decreased in the first nine months of 2017 compared to the first nine months of 2016 due primarily to lower ink shipments to the Company’s licensees in the retail receipt and document fraud market. The Company derived revenues of approximately $932,600 from licensees and their authorized printers in the entertainment and toy products market in the first nine months of 2017 compared to revenues of approximately $883,800 in the first nine months of 2016.

The Company’s gross profit decreased to $296,800 in the third quarter of 2017, or approximately 74% of revenues, from $350,300 in the third quarter of 2016, or approximately 64% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in the third quarter of 2017 compared to the third quarter of 2016 results primarily from lower gross revenues from product and other sales offset in part by higher gross revenues from licenses, royalties and fees in the third quarter of 2017 compared to the third quarter of 2016.

For the first nine months of 2017, gross profit was $783,700, or approximately 71% of revenues, compared to $681,700, or approximately 66% of revenues, in the first nine months of 2016. The higher gross profit in the first nine months of 2017 compared to the first nine months of 2016 results from higher gross revenues from licenses, royalties and fees along with a higher gross profit from product and other sales in the first nine months of 2017 compared to the first nine months of 2016 resulting from a favorable mix of products sold in the first nine months of 2017 compared to the first nine months of 2016.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. Primarily due to higher revenues from licenses, royalties and fees in the third quarter of 2017 compared to the third quarter of 2016, the gross profit from licenses, royalties and fees increased to approximately 87% of revenues in the third quarter of 2017 from approximately 79% of revenues in the third quarter of 2016. The gross profit from licenses, royalties and fees was approximately 85% in the first nine months of 2017 compared to approximately 81% in first nine months of 2017 resulting from the same factors as the third quarter of 2017 compared to the third quarter of 2016.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 63% of revenues in the third quarter of 2017 compared to approximately 58% of revenues in the third quarter of 2016. This increase in the gross profit, expressed as a percentage of revenues was due primarily to a change in mix of products sold during the third quarter of 2017 compared to the third quarter of 2016. For the first nine months of 2017, the gross profit, expressed as a percentage of revenues, increased to approximately 61% of revenues from product and other sales compared to approximately 58% of revenues from product and other sales in the first nine months of 2016 resulting from the same factors as the third quarter of 2017 compared to the third quarter of 2016.

Research and development expenses of $36,300 in the third quarter of 2017 and $109,200 in the first nine months of 2017 were comparable to $33,700 in the third quarter of 2016 and $103,700 in the first nine months of 2016.

Sales and marketing expenses decreased to $67,200 in the third quarter of 2017 from $72,800 in the third quarter of 2016 due primarily to lower commission expense on the lower level of sales in the third quarter of 2017 compared to the third quarter of 2016. Sales and marketing expenses increased to $187,900 in the first nine months of 2017 compared to $176,700 the first nine months of 2016 due primarily to higher commission expense on the higher level of sales in the first nine months of 2017 compared to the first nine months of 2016.

General and administrative expenses increased in the third quarter and first nine months of 2017 to $80,400 and $240,000, respectively, from $69,900 and $224,200 in the third quarter and first nine months of 2016, respectively, due primarily to higher employment costs, insurance expenses and fees offset in part by lower legal expenses in the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016.

Other income (expenses) in the third quarter and first nine months of 2017 and 2016 included interest on unsecured loans from two individuals and on convertible debentures held by nine investors. Also included in other income (expenses) is accretion of debt discounts in the first nine months of 2017 related to the extension of the maturity dates of $33,300 of convertible debentures. Other income (expenses) decreased to $3,100 in the third quarter of 2017 from $3,300 in the third quarter of 2016. Other income (expenses) increased to $22,400 in the first nine months of 2017 from $10,100 in the first nine months 2016. This increase is due primarily to accretion of debt discounts in the first nine months of 2017 related to the extension of the maturity dates of $33,300 of convertible debentures in the first quarter of 2017.

The net income of $109,800 in the third quarter of 2017 compared to the net income of $170,600 in the third quarter of 2016 resulted primarily from a lower gross profit on a lower level of revenues in the third quarter of 2017 compared to the third quarter of 2016 along with higher operating expenses in the third quarter of 2017 compared to the third quarter of 2016. The net income of $224,200 in the first nine months of 2017 compared to the net income of $167,000 in the first nine months of 2016 resulted primarily from a higher gross profit on a higher level of revenues in the first nine months of 2017 compared to the first nine months of 2016 offset in part by higher operating expenses and accretion of debt discounts in the first nine months of 2017 compared to the first nine months of 2016.

Plan of Operation, Liquidity and Capital Resources

During the first nine months of 2017, the Company’s cash increased to $362,800 at September 30, 2017 from $199,100 at December 31, 2016. During the first nine months of 2017, the Company generated $178,600 from its operating activities, used $4,900 for capital equipment and repaid $10,000 to an individual lender.

During the first nine months of 2017, the Company’s revenues increased approximately 7% primarily as a result of higher licensing and royalty revenues from new and existing licensees. The Company’s first nine months of 2017 total overhead expenses increased compared to the 2016 first nine months total overhead expenses and the Company’s interest expense increased related to accretion of interest in the first nine months of 2017 compared to the first nine months of 2016. As a result of these factors, the Company recorded a higher net profit in the first nine months of 2017 compared to the first nine months of 2016. The Company had positive operating cash flow of $178,600 during the first nine months of 2017. At September 30, 2017, the Company had positive working capital of $43,300 and stockholders’ equity of $57,800. For the full year of 2016, the Company had net income of $258,500 and had positive operating cash flow of $202,600. At December 31, 2016, the Company had negative working capital of $194,600 and a $179,600 stockholders’ deficiency.

Through September 30, 2017, the Company repaid all $63,000 of short-term loans that had been outstanding at January 1, 2015. In 2015, the Company repaid $10,000 of convertible debentures and, in 2017, extended the maturity dates of $33,300 of convertible debentures from 2016 to 2018 and extended the maturity dates of $95,000 of convertible debentures from the third quarter of 2017 to the third quarter of 2018. Borrowings and sales of common stock in years prior to January 1, 2015 have allowed the Company to remain in operation through 2016. There can be no assurances that the Company will be able to secure sufficient additional funding through investments or borrowings that will allow the Company to fund losses that it presently believes may be experienced in the future if the Company is unable to maintain revenue levels and profits consistent with 2016 and the first nine months of 2017. The Company believes that without additional investment, it may then be forced to cease operations at an undetermined date in the future.

The Company’s plan of operation for the twelve months beginning with the date of this quarterly report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market including two licensees with a significant presence in the entertainment and toy products market that have been marketing products incorporating the Company’s technologies since 2012 along with a licensee added in 2015 who has been marketing products incorporating the Company’s available technologies in certain international markets since 2016. These licensees in the entertainment and toy products market are well known and highly regarded participants in this market. The Company believes that the licensees that the Company has developed in the entertainment and toy products market will expand their offerings incorporating the Company’s technologies currently being marketed and will introduce new products incorporating available technologies covered by the license agreements that are not currently being marketed by them. The Company plans to continue developing applications for these licensees while expanding its licensee base in the entertainment and toy market. The Company has additional licensees marketing or developing products incorporating the Company’s technologies in certain geographic and niche markets of the overall entertainment and toy products market. The Company maintains its presence in the retail loss prevention, anti-counterfeiting and anti-diversion markets and believes that revenue growth in these markets can be achieved through increased security ink sales to its licensees in this market. The Company will continue to adjust its production and technical staff as necessary. The Company will also, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond its current capacity. Additionally, the Company will pursue opportunities to market its current technologies in specific security and non-security markets. There can be no assurances that these efforts will enable the Company to generate additional revenues and positive cash flow.

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

Recently Adopted Accounting Pronouncements

As of September 30, 2017 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will supersede current revenue recognition guidance which is effective for the Company on January 1, 2018. Under the new standard, the Company may be required to recognize revenue from license fees at the point in time when the license is granted as opposed to the recognition as earned over the license term which has been our historical practice. The Company has not determined the method to be used in applying the amendments in this standard.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2017 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOCOPI TECHNOLOGIES, INC.

DATE: November 13, 2017	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: November 13, 2017	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase