Form 10-K
period 2017-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2018-03-29
CIK 888981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to __________________________

Commission file number 000-20333

Nocopi Technologies, Inc.

(Exact name of registrant as specified in its charter)

Maryland	87-0406496
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

480 Shoemaker Road, Suite 104, King of Prussia, PA	19406
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (610) 834-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.01

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934) ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,637,000 as of June 30, 2017.

As of March 27, 2018, there were 58,616,716 shares outstanding of the registrant’s common stock, $0.01 par value.

i

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include, but are not limited to:

•

Expected operating results, such as revenue growth and earnings

•

Anticipated levels of capital expenditures for fiscal year 2018 and beyond

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

•

Developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards

•

Security breaches, cybersecurity attacks and other significant disruptions in our information technology systems; and

•

Such other factors as discussed throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ii

PART I

Item 1.

Business

Background

Nocopi Technologies, Inc. develops and markets specialty reactive inks for applications in the large educational and toy products market. We also develop and market technologies for document and product authentication, which we believe can reduce losses caused by fraudulent document reproduction or by product counterfeiting and/or diversion. We derive our revenues primarily from licensing our technologies on an exclusive or non-exclusive basis to licensees who incorporate our technologies into their product offering and from selling products incorporating our technologies to the licensees or to their licensed printers.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Nocopi Technologies, Inc., a Maryland corporation.

Entertainment and Toy Technologies and Products

Since 2004, we have marketed our Rub-it & Color technology to the entertainment and toy products market. This technology consists of specialty inks that are produced in a variety of colors and can be revealed by rubbing with a fingernail or other firm object such as a plastic pen cap. Rub-it & Color ink technology can be used for coloring books, activity kits, play sheets, single use place mats, greeting cards, board games, promotional products, or any other paper-based application that’s needs some “fun” factor added. Safe and non-toxic, Rub-it and Color conforms to ASTM D4236 and F-963 and other toxicology tests.

Every child loves to color, and every parent has a horror story about the cleanup. Our patented, revolutionary, and award-winning Rub-it & Color takes out all the messy stuff related to children’s coloring except the fun. No more crayons ground into the carpet and car upholstery. No more spilled paint on the rug. No more messy markers ruining clothes and furniture. Rub-it & Color ink technology can be used for coloring books, activity kits, play sheets, single use place mats, greeting cards, board games, promotional products, or any other paper-based application that’s needs some “fun” factor added. Safe and non-toxic, Rub-it and Color conforms to ASTM D4236 and F-963 and other toxicology tests.

We license our Rub-it & Color technology through various license agreements, including:

A.

License agreement with a licensee who has a significant presence in the entertainment and toy products market. A license agreement, in effect from January 2012 through December 2017, permitted this licensee to exclusively market: (1) a specific line of products incorporating our technologies through a specific distribution channel but permitting us to license the covered technologies to others for applications and sale through channels of distribution not available to this licensee under the terms of the license, and (2) from January 2013 through December 2017, an additional technology on an exclusive basis in certain geographic areas of the world and on a non-exclusive basis in other geographic areas of the world. In early 2018, we entered into a new five-year license agreement with this licensee which permits the licensee to market products incorporating certain of our technologies, including the technologies permitted in the earlier license, on a non-exclusive basis throughout the world.

B.

License agreement containing guaranteed minimum royalties over the term of the license, which have been met, with Bendon, Inc. (Bendon), an international, well-known children’s coloring and activity book publishing company that permits Bendon to exclusively market products with other characteristics that incorporate our technologies through a distinctly different channel of distribution. This four-year license agreement was completed in June 2015, replacing a previous three-year license agreement. In early 2018, the license was amended to allow Bendon to: (1) market specific new technologies not covered in the license agreement, (2) expand certain rights relative to product content and design that were specifically excluded in the license agreement and (3) market merchandise permitted by the license through all channels of distribution, some of which were previously prohibited in the license agreement. This license expires in 2019.

C.

License agreement with a privately-held designer of creative educational products for children granting the licensee the exclusive right to utilize our Rub-it & Color ink technology in a newly-created vertical market in the United States. In addition to an annual license fee, we receive a royalty based on units of product produced. The license originated in 2011 and was renewed in June 2017 for a period of up to three years.

D.

License agreement with a privately-held children’s meal entertainment program provider that allows the licensee to use our Rub-it & Color ink technology in children’s menus, placemats, butcher paper and certain other products for restaurant use and for sale in certain children’s retail outlets. The license originated in November 2012 and was renewed in December 2014 for a period of six years, expiring in December 2020.

E.

License agreement with a privately-held international publisher of family products and publications based in Australia. The license originated in October 2015 and unless renewed, terminates in December 2018. The license agreement contains guaranteed minimum royalties and allows the licensee to market certain products that incorporate specific technologies of our Company on an exclusive basis in certain countries and on a non-exclusive basis in other countries with the exclusion of the United States, Canada and Mexico. The licensee introduced products incorporating our technologies in 2016.

Certain of our license agreements with licensees contain renewal options and/or guaranteed minimum royalties, while other do not. We cannot assure you that any of our existing licenses will be renewed or will generate significant operating revenues for our Company in the future. In each of the years 2017 and 2016, we derived approximately 86% of our total revenues from our licensees and their licensed printers in the entertainment and toy products market. We continue to pursue additional licensing opportunities for our Rub-it & Color ink technology in the large worldwide entertainment and toy products market through direct marketing efforts and attendance at trade shows. We also seek to renew existing license agreements with licensees.

Anti-Counterfeiting and Anti-Diversion Technologies and Products

Continuing developments in copying and printing technologies makes it easier than ever before to counterfeit a wide variety of documents. Product labels and packaging, retail receipts, event and transportation tickets and the like are all susceptible to counterfeiting, and product counterfeiting has long caused losses to manufacturers of brand name products. With improvements in the copying and printing technologies making it easier to counterfeit labeling and packaging, losses to businesses from such counterfeiting appear to have increased substantially.

Our COPIMARK and RUB & REVEAL technologies provide proprietary document authentication systems that are useful to businesses desiring to authenticate a wide variety of printed materials and products. Our COPIMARK system enables businesses to print invisibly on certain areas of a document. When authentication of certain documents is required, the invisible printing can be activated or revealed by use of a special highlighter pen. Other variations of the COPIMARK technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. Our RUB & REVEAL system, permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area.

Both technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as merchandise receipts, checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, our systems allow detection of counterfeit products, the labels and packaging of which would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product.

Our marketing efforts for these technologies are focused on specific industries we believe may be affected by product counterfeiting. These technologies also combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). Another of our related technologies, our invisible inkjet technology, permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. We anticipate that the “track and trace” capability provided by this technology will be attractive to brand owners and marketers and we hope that our ongoing marketing initiatives will result in additional revenues in the future; although we cannot assure you that this will occur.

We currently participate in the retail receipt and document fraud market through licensing arrangements with seven printers and distributors in the United States and Canada who provide loss prevention products to retailers and other outlets. We market these technologies through the use of licensed printers and distributors and continue to use our available internal sales and technical resources to expand the number of licensees marketing our technologies in this market.

Contrast Technologies, formerly known as Euro-Nocopi, S.A., is a former affiliate of our Company that, since June 2003, has held a perpetual royalty-free license to exploit certain of our anti-counterfeiting and anti-diversion technologies in Europe.

Product Revenue

The following table illustrates the approximate percentage of our Company’s total revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31,
Product Type	2017	2016

Entertainment and Toy Technologies and Products	86%	86%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	14%	14%

Marketing

We have identified two major markets for our technologies and products, the entertainment and toy product market and the anti-counterfeiting/anti-diversion market. Our marketing approach focuses on the sufficient flexibility in our products and technologies and our ability to provide innovative, cost effective technologies for the entertainment and toy products market as well as solutions to a wide variety of counterfeiting, diversion and copier fraud problems. As a technology company, we generate revenues primarily by collecting license fees and royalties from market-specific businesses that incorporate our technologies into their products and, in certain cases, sales of our inks to these licensees and their designated manufacturers. We also license our technologies directly to end-users. Our current marketing efforts are focused on our developed technologies that can be utilized in geographic or market areas not contractually committed to an existing licensee on an exclusive basis. We presently market our technologies through our own employees, sales travel and attendance at trade shows.

Major Customers

During 2017, we made sales or obtained revenues equal to 10% or more of our Company’s 2017 total revenues from two non-affiliated customers who individually accounted for approximately 43% and 26%, respectively, of 2017 revenues of our Company. During 2016, we made sales or obtained revenues equal to 10% or more of our Company’s 2016 total revenues from three non-affiliated customers who individually accounted for approximately 38%, 25% and 14%, respectively, of 2016 revenues of our Company.

Additional information concerning our major customers is contained in Note 12 to our Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

Manufacturing

Our Company operates a small manufacturing facility for the manufacture of its security inks that is located at our corporate headquarters at 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406, and we subcontract the manufacture of certain of our applications (mainly certain printing inks and coatings) to third party manufacturers. Our current mix of manufacturing processes are suitable for our Company, for both economic and technical reasons, and we have no plans to alter this mix in the near future. We have established a quality control program that currently entails laboratory analysis of developed technologies; and when warranted, our specially trained technicians travel to third party production facilities to install equipment, train client staff and monitor the manufacturing process.

Patents

Our Company has been granted various patents in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. We currently have patent protection on substantially all of our security inks including the RUB & REVEAL system, and on our Rub-it & Color technology. Our latest patent protects our newly developed technology that may have applications in the entertainment and toy products market.

In the United States and some other countries, patent applications are automatically published at a specified time after filing. Since we are obligated pay annuities from time to time on our patents to keep them in force, we annually evaluate our patent portfolio to determine which patents we will continue to maintain. In Europe, annuities for European patents are paid by Contrast Technologies, formerly known as Euro-Nocopi, S.A., since Europe is where they hold a perpetual royalty-free license to exploit certain of our anti-counterfeiting and anti-diversion technologies.

Research and Development

We have been involved in the research and development of our technologies since our inception. Although several years ago our adverse financial condition forced us to limit funding for research and development, we are presently actively conducting research and development activities in the following three areas, to the extent feasible: (1) refining our present family of products, (2) developing specific customer applications, and (3) expanding our technology into new areas of implementation. During the years ended December 31, 2017 and December 31, 2016, we expended approximately $146,300 and $138,800, respectively, on research and development. We cannot assure you that we will continue to have funds available to maintain our research and development activities at current or increased levels.

Competition

Our Company has competitors in all segments of our business. The entertainment and toy products markets are highly competitive and includes numerous competitors. The loss prevention market also includes numerous competitors, including large publicly traded and privately-held companies as well as regional paper converters. In the area of document and product authentication and serialization, competitors offer competitive covert and overt surface marking technologies requiring decoding implements or analytical methods to reveal certain information that are marketed for the same anti-counterfeiting and anti-diversion purposes for which our Company markets its covert technologies. These include, among others, biological DNA codes, microtaggants, thermochromic, UV and infrared inks as well as encryption, 2D symbology and laser engraving. Nonetheless, we believe our patented and proprietary technologies provide a unique and cost-effective solution to the problem of counterfeiting and gray marketing in the document and product authentication markets it has traditionally sought to exploit.

We are a small operating company and many of our existing and potential competitors have substantially greater research and product development capabilities and financial, marketing and human resources than we do.

Employees

We currently have three full-time and two part-time employees. We believe that we have good relations with our employees.

Financial Information about Foreign and Domestic Operations

We conduct our business operations solely within the United States; however, we have licensees and customers in Europe, South America, Asia and Australia. These licensees and customers accounted for approximately 54% of our gross revenues in 2017 and approximately 56% of our gross revenues in 2016. Additional information concerning our foreign and domestic operations is contained in Note 12 to our Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

Item 1A.

Risk Factors

Our Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond its control. These risks could cause the Company’s actual operating and financial results to differ materially from those expressed in its forward-looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the United States Securities and Exchange Commission.

Access to Capital. Our Company anticipates that it may need to raise additional capital in the future to fund its historical and new business operations. Additional financing may not be available to us, due to, among other things, our Company not having a sufficient income stream, profit level, asset base eligible to be collateralized, or market for its securities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy our long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations or cease operations altogether. We cannot assure you that, if required, we will be successful in obtaining additional financing in sufficient amounts to fund our ongoing business operations.

Dependence on Major Customers. We are dependent on our licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of our licensees to maintain at least current levels of sales of products utilizing our technologies could adversely affect our operating results and cash flow. To the extent that our licensees are adversely affected by negative economic conditions, our revenues may also be negatively impacted. We derive a significant percentage of our revenues through licensing relationships with two major customers. Revenues obtained directly from these customers and indirectly, through the customers’ third party licensed printers, equaled approximately 81% of the Company’s revenues in 2017. Receivables from these two licensees and their third party authorized printers were approximately 82% of the Company’s net accounts receivable at December 31, 2017. One of the license agreements expires in 2019 and the other expires in 2022. Both license agreements contain guaranteed minimum royalties, which historically are met. Both license agreements contain renewal options; but there can be no assurances that one or both of the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for the Company in the future.

Possible Inability to Develop New Business. Our management believes that any significant improvement in the Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. We cannot assure you that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to maintain positive operating cash flow in the future.

Inability to Obtain Raw Materials and Products for Resale. The Company’s adverse financial condition in years prior to 2016 has required it from time to time to significantly defer payments due to (i) vendors who supply raw materials and other components of its security inks, (ii) providers of professional and other services and (iii) certain employees to whom salary and sales commissions are owed. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. The inability to obtain materials on a timely basis and the possibility that certain vendors may permanently discontinue supplying the Company with needed products and services may result in delayed shipments to customers and further impact the Company’s ability to service its customers, thereby adversely affecting the Company’s relationships with its customers and licensees. We cannot assure you that our Company will be able to maintain its vendor relationships in an acceptable manner.

Uneven Pattern of Quarterly and Annual Operating Results. Our Company’s revenues, which are derived primarily from licensing and sales of products incorporating its technologies as well as royalties from these products, are difficult to forecast; such forecasting difficulty is due to, among other reasons, the long sales cycle of our Company’s technologies, the potential for customer delay or deferral of implementation of our Company’s technologies, the size and timing of inception of individual license agreements, the success of our Company’s licensees and strategic partners in exploiting the market for the licensed products, modifications of customer budgets, and uneven patterns of royalty revenue and product orders. As our revenue base is not substantial, delays in the finalization of license contracts, the implementation of the technology to initiate the revenue stream and the ordering decisions of customers can have a material adverse effect on our Company’s quarterly and annual revenue expectations. As our operating expenses are substantially fixed, income expectations will be subject to a similar adverse outcome. As licensees for the entertainment and toy products markets are added, the predictability of our Company’s revenue stream may be further impacted.

Volatility of Stock Price. The market price for our common stock has historically experienced significant fluctuations and may continue to do so. With the exception of 2007, 2013, 2014, 2016 and 2017 from its inception, our Company has operated at a loss and has not produced revenue levels traditionally associated with publicly-traded companies. Our common stock is not listed on a national or regional securities exchange and, consequently, our Company receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow our stock and it is thinly traded. The market price for our common stock may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.

Intellectual Property. Our Company relies on a combination of protections as may be available under applicable domestic, foreign or international patent, trademark and trade secret laws. We also rely on confidentiality, non-analysis and licensing agreements to establish and protect our rights in its proprietary technologies. While we attempt to protect these rights, our technologies may be compromised through reverse engineering, independent invention or other means. In addition, our ability to enforce our intellectual property rights through appropriate legal action has been and will continue to be limited by its tight liquidity. We cannot assure you that our Company will be able to protect the basis of its technologies from discovery by third parties or to preclude third parties from conducting activities that infringe on our Company’s rights. Our Company’s tight liquidity adversely impacts our ability to obtain patent protection on our intellectual property and to maintain protection on previously issued patents. We cannot assure you that we will be able to continue to prosecute new patents and maintain issued patents. As a result, our customer and licensee relationships could be adversely affected, and the value of our technologies and intellectual property (including their value upon liquidation) could be substantially diminished.

Economic Conditions. Our Company’s revenue is susceptible to changes in general economic conditions. Our sales, liquidity and overall results of operations may be negatively affected by decreasing consumer confidence, slowdowns in consumer spending or other downturns in the U.S. economy as a whole or in any geographic markets from which we derive revenue. In addition, these factors may result in decreased customer and licensee demand for our products and may negatively impact our ability to develop new customers and licensees. Due to uncertainties surrounding the worldwide economy, that we are unable to predict the effect of such conditions on our customers and licensees. Consequently, we cannot predict the scope or magnitude of the negative effect resulting from ongoing global financial uncertainties or economic slowdowns.

Potential undetected material weakness in internal controls. Our annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in this annual report. As a result, a material weakness in our internal controls may remain undetected for a longer period.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our corporate headquarters, research and ink production facilities are located at 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406. These premises consist of approximately 6,100 square feet of leased space. Our lease commenced in January 2014 and expires in April 2019. Current monthly rent under this lease is $3,982; this amount escalates an amount of approximately three percent each year. In addition to rent, we are also responsible for our pro-rata share of the operating costs of the building.

We incurred leasehold improvement expenditures of approximately $19,700 through March 27, 2018, and we believe that additional leasehold improvement expenditures will not be significant. We consider this space adequate for our current needs and additional space is available as needed.

Item 3.

Legal Proceedings

None.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities

Market Information

Our common stock is traded on the OTC Pink tier of the over-the-counter (“OTC”) market under the symbol "NNUP". Investors can find Real-Time quotes and market information on the Company on www.otcmarkets.com. The following table set forth below lists the range of high and low bids for our common stock for our two most recent fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

		High	Low

2016	1st Quarter	$.06	$.006
	2nd Quarter	$.043	$.01
	3rd Quarter	$.014	$.007
	4th Quarter	$.023	$.009

2017	1st Quarter	$.033	$.017
	2nd Quarter	$.05	$.024
	3rd Quarter	$.045	$.021
	4th Quarter	$.05	$.028

As of March 27, 2018, we had approximately 58,616,716 shares of common stock outstanding, held by approximately 600 holders of record of our common stock. This shareholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. We do not have any shares of preferred stock outstanding.

Dividends

No cash dividends have been declared or paid on our common stock during our two most recent fiscal years. No restrictions limit our ability to pay dividends on our common stock. The payment of cash dividends in the future, if any, will be contingent upon our Company's revenues and earnings, capital requirements and general financial condition. The payment of any dividends is within the discretion of our board of directors. Our board of director's present intention is to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company sold the following securities without registering the securities under the Securities Act of 1933, as amended (“Securities Act”):

Date	Security
October 2017	Common stock – 17,700 shares of common stock at exercise prices ranging from $0.01 to $0.03 per share issued pursuant to the exercise of warrants

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

Issuer Repurchases of Equity Securities

None.

Item 6.

Selected Financial Data

Not Applicable.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Background Overview

Nocopi Technologies, Inc. develops and markets specialty reactive inks for applications in the large educational and toy products market. We also develop and market technologies for document and product authentication, which we believe can reduce losses caused by fraudulent document reproduction or by product counterfeiting and/or diversion. We derive our revenues primarily from licensing our technologies on an exclusive or non-exclusive basis to licensees who incorporate our technologies into their product offering and from selling products incorporating our technologies to the licensees or to their licensed printers.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Nocopi Technologies, Inc., a Maryland corporation.

Results of Operations

Our Company’s revenues are derived from (a) royalties paid by licensees of our technologies, (b) fees for the provision of technical services to licensees and (c) from the direct sale of (i) products incorporating our technologies, such as inks, security paper and pressure sensitive labels, and (ii) equipment used to support the application of our technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by our licensees in certain cases and additional royalties which typically vary with the licensee’s sales or production of products incorporating the licensed technology. Service fees and sales revenues vary directly with the number of units of service or product provided.

Our Company recognizes revenue on its lines of business as follows:

a.

License fees and royalties are recognized when the license term begins. Upon inception of the license term, revenue is recognized in a manner consistent with the nature of the transaction and the earnings process, which generally is ratably over the license term;

b.

Product sales are recognized upon shipment of products, when the price is fixed or determinable and collectability is reasonably assured; and

c.

Fees for technical services are recognized when (i) the service has been rendered; (ii) an arrangement exists; (iii) the price is fixed or determinable based upon a per diem or hourly rate; and (iv) collectability is reasonably assured.

We believe that, as fixed cost reductions beyond those we have achieved in recent years may not be achievable, our operating results are substantially dependent on revenue levels. Because revenues derived from licenses and royalties carry a much higher gross profit margin than other revenues, operating results are also substantially affected by changes in revenue mix.

Both the absolute amount of our Company’s revenues and the mix among the various sources of revenue are subject to substantial fluctuation. We have a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on our Company’s total revenue, revenue mix and overall financial performance. Such changes may result from a substantial customer’s product development delays, engineering changes, changes in product marketing strategies, production requirements and the like. In addition, certain customers have, from time to time, sought to renegotiate certain provisions of their license agreements and, when our Company agrees to revise such terms, revenues from the customer may be affected.

Comparison of the Years ended December 31, 2017 and 2016

Revenues for 2017 were $1,566,900, an increase of approximately 13%, or $183,400, from $1,383,500 in 2016.

Licenses, royalties and fees increased in 2017 by approximately 19%, or $105,600, to $670,600 from $565,000 in 2016. The increase in licenses, royalties and fees is due primarily to higher licensing revenues from an existing licensee in the entertainment and toy products market who signed a new four-year license in 2015 along with higher license fees and royalties from certain licensees, including a new licensee in the anti-counterfeiting market.

Product and other sales increased by $77,800, or approximately 10%, to $896,300 in 2017 from $818,500 in 2016. The higher level of ink sales in 2017 compared to 2016 is due primarily to higher ink requirements of the licensed third-party printers used by the Company’s licensees in the entertainment and toy products market. Sales of ink to the licensed printers of its licensees in the entertainment and toy products market were approximately $77,600 higher in 2017 compared to 2016. Sales of security ink to the Company’s licensees in the retail receipt and document fraud market decreased by approximately $22,700 in 2017 compared to 2016.

Our Company derived $1,340,500, or approximately 86% of total revenues, from licensees and their licensed printers in the entertainment and toy products market in 2016 compared to $1,193,000, or approximately 86% of total revenues, in 2016. The Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by marketplace reaction to the new and improved products, economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. We cannot assure you that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions currently being experienced worldwide.

Gross profit increased to $1,123,800, or approximately 72% of revenues, in 2017 from $941,400, or approximately 68% of revenues, in 2016. Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in 2017 compared to 2016 reflects higher gross revenues from licenses, royalties and fees and from product and other sales in 2017 compared to 2016.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Due primarily to the higher revenues in 2017 compared to 2016, the gross profit from licenses, royalties and fees increased to approximately 86% of revenues from licenses, royalties and fees in 2017 from approximately 83% in 2016.

Gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. Due to a favorable mix of products sold, the gross profit from product and other sales increased to approximately 61% of revenues in 2017 from approximately 58% of revenues in 2016.

Research and development expenses were $146,300 in 2017 compared to $138,800 in 2016. The increase in 2017 compared to 2016 resulted primarily from higher employee salary and benefit expenses in 2017 compared to 2016.

Sales and marketing expenses were $253,600 in 2017 compared to $236,000 in 2016. The increase in 2017 compared to 2016 resulted primarily from higher commission expense in 2017 compared to 2016 resulting from a higher level of revenues in 2017 compared to 2016.

General and administrative expenses increased to $317,600 in 2017 from $294,800 in 2016. The increase in 2017 compared to 2016 resulted primarily from higher employment costs, insurance expense and fees offset in part by lower legal expenses in 2017 compared to 2016.

Other income (expenses) in 2017 and 2016 included interest on unsecured loans from two individuals and on convertible debentures held by nine investors. Also included in other income (expenses) is accretion of debt discounts in 2017 related to the extension of the maturity dates of $33,300 of convertible debentures. Other income (expenses) increased to $25,100 in 2017 from $13,300 in 2016. This increase is due primarily to accretion of debt discounts in 2017 related to the extension of the maturity dates of $33,300 of convertible debentures in the first quarter of 2017.

The higher net income of $381,200 in 2017 compared to $258,500 in 2016 resulted primarily from a higher gross profit on a higher level of revenues in 2017 compared to 2016 offset in part by higher overhead expenses and higher accretion of debt discounts in 2017 compared to 2016.

Our management does not believe that inflation and changing prices have had a significant effect on our revenues and results of operations during the years ended December 31, 2017 and December 31, 2016.

Plan of Operation, Liquidity and Capital Resources

Our cash increased to $360,400 at December 31, 2017 from $199,100 at December 31, 2016. During 2017, the Company generated $177,500 from its operating activities, received $400 upon the exercise of warrants, used $6,600 for capital equipment and repaid $10,000 to an individual lender.

During 2017, our revenues increased primarily as a result of higher sales of ink to an authorized printer of one of the Company’s licensees in the entertainment and toy products market and higher license fees from a licensee in the entertainment and toy products market offset in part by lower sales of ink to an existing authorized printer of certain licensees in the entertainment and toy products market.

Our total overhead expenses increased in 2017 compared 2016. As a result of these factors, the Company generated net income of $381,200 in 2017 compared to $258,500 in 2016. The Company had positive operating cash flow of $177,500 in 2017. At December 31, 2017, the Company had positive working capital of $201,100 and stockholders’ equity of $215,200. For the full year of 2016, the Company had net income of $258,500 and had positive operating cash flow of $202,600. At December 31, 2016, the Company had negative working capital of $194,600 and a $179,600 stockholders’ deficiency.

In 2017 and 2016, the Company repaid the entire $23,500 of short-term loans that had been outstanding at January 1, 2016 and presently has no short-term loans outstanding. The Company has $128,300 of convertible debentures outstanding that are due during the third quarter of 2018. These borrowings allowed the Company to remain in operation through late 2016 when the Company’s cash flow increased significantly.

In September 2017, our common stock private placement was extended to December 31, 2018 by the Company’s Board of Directors.

We may need to obtain additional capital in the future to support the working capital requirements associated with our existing revenue base and to fund potential operating losses that could occur if our licensees are unable to at least maintain current levels of sales of products utilizing the Company’s technologies. We cannot assure you that we will be successful in obtaining sufficient additional capital, or if we do so, that the additional capital will enable our Company to continue to operate profitably in the future and develop new revenue sources to have a material positive effect on the Company’s operations and cash flow. Without additional investment, we may be forced to cease operations at an undetermined time in the future if we are unable to sustain revenues at levels approximating revenues achieved in recent years.

We continue to maintain a cost containment program including curtailment, where possible, of discretionary research and development and sales and marketing expenses.

Our plan of operation for the twelve months beginning with the date of this annual report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships our Company has developed in the entertainment and toy products market. This includes two licensees that have been marketing products incorporating the Company’s technologies since 2012. These two licensees maintain a significant presence in the entertainment and toy products market and are well known and highly regarded participants in this market. We anticipate that these two licensees will expand their current offerings that incorporate our technologies and will introduce and market new products that will incorporate our technologies available to them under their license agreements with our Company. We will continue to develop various applications for these licensees. We also plan to expand our licensee base in the entertainment and toy market. We currently have additional licensees marketing or developing products incorporating our technologies in certain geographic and niche markets of the overall entertainment and toy products market.

In late 2015, the Company added a licensee who began marketing products incorporating our available technologies in certain international markets in 2016. Our Company maintains its presence in the retail loss prevention market and expects that revenue growth in this market can be achieved through increased security ink sales to its licensees in this market. We will continue to adjust our production and technical staff as necessary and, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond our current capacity. Additionally, we will pursue opportunities to market our current technologies in specific security and non-security markets. There can be no assurances that these efforts will enable the Company to generate additional revenues and positive cash flow.

Our Company has received and continues to seek additional capital, in the form of debt, equity or both, to support our working capital requirements and to provide funding for other business opportunities. We cannot assure you that we will be successful in raising additional capital, or that such additional capital, if obtained, will enable our Company to generate additional revenues and positive cash flow.

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment. As a result, our revenues, results of operations and liquidity may be negatively impacted as they were in previous years.

Contractual Obligations

We conduct our operations in leased facilities under a non-cancelable operating lease expiring in 2019. Future minimum lease payments under this operating lease at December 31, 2017 are: $48,600 – 2018 and $16,300 – 2019. Total rental expense under operating leases was $45,100 in each of the years ended December 31, 2017 and December 31, 2016.

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The amendments in this Update require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update are effective for fiscal years beginning after December 15, 2016. The Company adopted the amendments in this Update on January 1, 2017 and there is no material impact of this guidance on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the amendments on January 1, 2017 and they had no impact on the financial statements since any excess tax benefits were fully offset by a valuation allowance and not recognized for financial statement purposes.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014 and April 2016, the FASB issued ASU No. 2014-09 and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will supersede current revenue recognition guidance which is effective for the Company on January 1, 2018. Under the new standard, the Company may be required to recognize revenue from license fees at the point in time when the license is granted as opposed to the recognition as earned over the license term which has been our historical practice. The Company has not determined the method to be used in applying the amendments in this standard. The Company, which presently has no significant new licenses or license renewals pending, has not determined the method to be used in applying the amendments in this standard.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption on January 1, 2018 of the amendments in this Update to have a material impact on its financial statements.

Off-Balance Sheet Arrangements

None.

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

Our Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Form 10-K Report. A list of our Financial Statements is provided in response to Item 15 of this Form 10-K Report.

Item 9.

Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9a.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal executive officer and principal financial officer reviewed and participated in this evaluation. Based on this evaluation, our Company made the determination that its disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

The Company's internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in this annual report.

Changes in Company Internal Controls

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Director Term*

Michael A. Feinstein, M.D.	71	Chair of the Board of Directors; Chief Executive Officer	1 year/Expires 2018
Terry W. Stovold	55	Chief Operating Officer	—
Rudolph A. Lutterschmidt	71	Vice President and Chief Financial Officer	—
Herman M. Gerwitz	64	Director	1 year/Expires 2018
Richard Levitt	61	Director	1 year/Expires 2018
Marc Rash	69	Director	1 year/Expires 2018
Philip B. White	79	Director	1 year/Expires 2018

———————

*

The term of office of each of the Directors is one (1) year, which continues until his successor has been elected and qualified.

Business experience of directors, executive officers, and significant employees

Michael A. Feinstein, M.D., 71, has served as our Chairman of the Board of Directors since December 1999 and our Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than thirty years, serving for more than twenty-five years as the President of a group medical practice which includes two physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle University and his M.D. from Jefferson Medical College. He has represented our Company in numerous licensing negotiations, governmental meetings and capital raises. The Board of Directors believes that Dr. Feinstein’s considerable personal experience as a business owner and investor in publicly traded businesses makes him well suited to serve as a member of our Board of Directors.

Terry W. Stovold, 55, has served as our Chief Operating Officer since July 2014, and has been employed by our Company for more than thirty years. Mr. Stovold previously served as our Company’s Director of Operations and Sales. Mr. Stovold received a Forestry Technician College degree from Algonquin College in Pembroke, Ontario, Canada and studied business at McGill University in Montreal, Canada. He holds numerous U.S. and foreign patents in the fields of printing technology and printing inks.

Rudolph A. Lutterschmidt, 71, has served as our Vice President and Chief Financial Officer since 1992, serving in this capacity on a part-time basis since January 2000. Mr. Lutterschmidt has been a consultant to several southeast Pennsylvania businesses. He is a graduate of Syracuse University.

Herman M. Gerwitz, CPA, 64, has served as our director since May 2005. He is presently the Treasurer of Keystone Property Group. Mr. Gerwitz has been with Keystone full time since 1998 and has been responsible for all the financial matters of a Real Estate Development Company that has grown to over 10 million square feet of commercial real estate and a $2 billion Real Estate Fund. Prior to joining Keystone, Mr. Gerwitz spent 20 years as a partner in a public accounting firm. He received a BBA from Temple University with master’s coursework at Widener University. He has been a member of both the Pennsylvania and American Institutes of Certified Public Accountants since 1983. The Board of Directors believes that Mr. Gerwitz’ many years as a Certified Public Accountant and his subsequent business management experience make him well suited to serve as a member of our Board of Directors and to serve on the Audit Committee of the Board of Directors.

Richard Levitt, 61, has served as our director since December 1999, and has been engaged in the computer and services segment of the computer industry since 1981. Mr. Levitt is currently a Senior Account Executive for Dell Computer in Pittsburgh, PA. He is in the Large Enterprise Group and is responsible for developing major accounts in Western Pennsylvania. Mr. Levitt has been with Dell since November 2005. In 2009, Mr. Levitt was awarded the “Circle of Excellence” award by Dell which is Dell’s highest corporate award given to less than 1% of its sales and support employees. In addition, he was awarded over the past three years the “Top Team Performer” and “Regional Top Performer” awards. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years grew to over 100 employees and $50 million in annual sales. Since founding XiTech, Mr. Levitt served as one of its corporate principals, as a Network Consultant and as the Manager of its Network Sales Force. Mr. Levitt left XiTech in 2004. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University. The Board of Directors believes that Mr. Levitt’s sales and marketing experience in technology-based businesses, including start-ups and smaller businesses, makes him well suited to serve as a member of our Board of Directors.

Marc Rash, 69, has served as our director since September 2017, and is the Executive Vice President of Keystone Property Group, a Real Estate Development Company with over 10 million square feet of commercial real estate and a $2 billion Real Estate Fund. Mr. Rash, who joined Keystone in 1994, has extensive dealings with numerous lenders and investors as well as significant real estate experience, including the redevelopment of apartments, shopping centers and industrial/office space. Previously, Mr. Rash was an agent with the IRS specializing in auditing large corporations and high-net-worth individuals. Mr. Rash graduated from the University of North Carolina with a Bachelor of Science in Accounting and received his Juris Doctor degree from Delaware Law School. He is a member of the Pennsylvania Bar Association and the American Institute of Certified Public Accountants. The Board of Directors believes that Mr. Rash’s financial and legal background along with his banking and investor experience make him well suited to serve as a member of our Board of Directors.

Philip B. White, 79, has served as our director since August 2006. Mr. White is currently an international consultant in the private sector providing regulatory and industry standards advice to international companies regulated by the Food and Drug Administration, the Consumer Product Safety Commission, and the Environmental Protection Agency. He also served as a Technical Advisor and Regulatory Liaison to Nocopi from 2002 to 2005. Before establishing his own global consulting practice in 2000, Mr. White was, from 1994 to 2000, Director of Medical Device Consulting at the international firm of AAC Consulting Group (now Kendle), Rockville, MD. In 1994, Mr. White retired from a 33-year career with the U.S. Food and Drug Administration. His last FDA position was Director of the Office of Standards and Regulations in the Center for Devices and Radiological Health. Previous FDA positions included Regional Director of FDA’s enforcement activities in the Southwestern Region, Deputy FDA Assistant Commissioner for Program Coordination, and Supervisory Food and Drug Inspector. He has served on the Board of Directors of the American National Standards Institute, the Association for Advancement of Medical Instrumentation, and the Regulatory Affairs Professionals Society. He is a 1961 graduate of Wilkes University, Wilkes-Barre, PA with a B.A. Degree in Biology. He also did graduate studies in 1967 and 1968 specializing in the Federal Food Drug and Cosmetic Act at the New York University Graduate Law School in New York City. The Board of Directors believes that Mr. White’s considerable experience with consumer product safety and regulatory matters gained from his many years at the Food and Drug Administration makes him well suited to serve as a member of our Board of Directors.

The terms of all current directors expire at the 2018 annual meeting of stockholders of the Company.

Audit Committee Financial Expert

Our Company has established a standing audit committee in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934 that makes recommendations to the Company’s Board of Directors regarding the selection of an independent registered public accounting firm, reviews the results and scope of the Company’s audits and other accounting-related services and reviews and evaluates the Company’s internal control functions. The audit committee does not presently have a written charter. The audit committee is comprised of Michael A. Feinstein, M.D., its Chairman of the Board, and Herman M. Gerwitz, CPA. The Board of Directors has determined that Mr. Gerwitz is an “audit committee financial expert” as currently defined under the SEC rules implementing Section 407 of the Sarbanes Oxley Act of 2002 and that Mr. Gerwitz meets the criteria for independence as defined by the SEC.

Code of Ethics

Our Company has adopted a Code of Ethics that applies to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and persons performing similar functions. A copy of the Company’s Code of Ethics is incorporated by reference to Exhibit 14.1 of this report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements with the following exceptions: Mr. Marc Rash failed to timely file an Initial Form 3; Mr. Michael A. Feinstein failed to timely file a Form 4 nineteen times with respect to forty four transactions, and Mr. Herman M. Gerwitz failed to timely file one Form 4 with respect to two transactions.

Item 11.

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our Named Executives for the fiscal years ended December 31, 2017 and 2016.

Summary Compensation Table

				All other
		Salary	Bonus	compensation	Total
Name and principal position	Year	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(g)	(h)

Michael A. Feinstein, M.D.	2017	85,000	2,000	—	87,000
CEO, Pres. Chmn. of the Board (1)	2016	85,000	—	—	85,000

Terry W. Stovold	2017	75,000	4,000	105,100	184,100
Chief Operating Officer (2)	2016	75,000	1,000	96,700	172,700

———————

1.

Dr. Feinstein entered into a written employment agreement effective June 1, 2008 under which he serves as President and Chief Executive Officer of the Company for an initial term of three years with successive one year renewal terms. In accordance with the terms of the employment agreement, the employment agreement renewed on December 1, 2017 for a period of one year effective June 1, 2018. The employment agreement provides for an annual base salary of $85,000 which may be increased annually at the discretion of the Board of Directors and an annual performance bonus determined by the Board of Directors. In certain situations, including a change in control, Dr. Feinstein may be eligible to receive his base salary for a period of up to twelve months following the termination of employment. The employment agreement prohibits him from competing with the Company during the term of this agreement and for two years after the termination of his employment with the Company. In each of the years ended December 31, 2017 and 2016, Dr. Feinstein deferred $85,000 of salary owed to him for each of those years. At December 31, 2017 and December 31, 2016, Dr. Feinstein was owed $200,000 and $301,200, respectively, of salary that was deferred by him.

2.

Mr. Stovold entered into a written employment agreement effective April 1, 2011 under which he served as the Company’s Director of Operations and Sales for an initial term of three years with successive one-year renewal terms. The employment agreement provides for a base salary set by the Company’s Board of Directors, which is currently set at $75,000 per year beginning on January 1, 2012, along with a commission of seven percent on sales generated by his efforts. The amount in column (g) reflects Mr. Stovold’s commissions on sales. In certain situations, including but not limited to a change in control, Mr. Stovold may be eligible to receive his base salary for a period of up to six months following the termination of employment. The employment agreement prohibits him from competing with the Company during the term of the agreement and for one year after the termination of his employment with the Company. At December 31, 2017, Mr. Stovold was owed approximately $44,000 of currently payable commissions related to sales realized in 2017 through his efforts. In July 2014, the Company’s Board of Directors appointed Mr. Stovold Chief Operating Officer of the Company. There were no changes to the employment agreement with Mr. Stovold resulting from this appointment.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table summarizes compensation earned by our Company’s directors for the year ended December 31, 2017. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of the Company.

Fees
	earned				Nonqualified
	or			Nonequity	deferred
	paid in	Stock	Option	incentive plan	compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Michael A. Feinstein, M.D. (1)	—	—	—	—	—	—	—
Herman M. Gerwitz (2)	2,000	—	—	—	—	—	2,000
Richard Levitt	2,000	—	—	—	—	—	2,000
Marc Rash	—	—	—	—	—	—	—
Philip B. White	2,000	—	—	—	—	—	2,000

———————

1.

Serves as an executive officer and a director, but receives no additional compensation for serving as a director.

2.

At December 31, 2017, Mr. Gerwitz held 26,665 warrants that became exercisable in July 2016.

Compensation Policies and Practices as They Relate to Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2018, the stock ownership of (1) each person or group known to our Company to beneficially own 5% or more of our common stock and (2) each director and Named Executive (as set forth in Item 11. Executive Compensation) individually, and (3) all directors and executive officers of the Company as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406.

Common Stock

Name of Beneficial Owner	Number Of Shares Beneficially Owned	Percentage of Class (1)(2)
5% Stockholders
Philip N. Hudson P.O. Box 160892 San Antonio, TX 78280-3092 (3)	5,687,918	9.7%
Westvaco Brand Security, Inc. One High Ridge Park Stamford, CT 06905 (4)	3,917,030	6.7%
Ross. L Campbell 675 Lewis Lane Ambler, PA 19002 (5)	3,264,457	5.6%

Directors, Officers and Named Executive
Michael A. Feinstein, M.D. (6)	3,752,083	6.4%
Herman M. Gerwitz (7)	630,214	1.1%
Richard Levitt	299,000	*
Marc Rash (8)	208,333	*
Philip B. White (9)	311,245	*
Terry W. Stovold	12,000	*
All Executive Officers and Directors as a Group (7 individuals)	5,213,475	8.9%

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

(2)

Based on 58,616,716 shares of common stock outstanding on March 27, 2018.

(3)

As reflected in a Schedule 13D dated August 11, 2008 filed on behalf of Philip N. Hudson and subsequent open market purchases as reported to the Company by Mr. Hudson.

(4)

As reflected in a Schedule 13D dated March 14, 2001 filed on behalf of Westvaco Brand Security, Inc.

(5)

As reflected in a Schedule 13D dated April 4, 2005 filed on behalf of Ross L. Campbell.

(6)

Includes 940,474 shares held by a pension plan of which Dr. Feinstein is the trustee and 1,443,868 shares held in an IRA.

(7)

Includes 50,000 shares held by a trust on behalf of a child of Mr. Gerwitz, 72,500 shares held by a child of Mr. Gerwitz, 6,000 shares held in an IRA and 26,665 presently exercisable warrants.

(8)

Held in an IRA.

(9)

Includes 17,000 shares held by Mr. White’s wife.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

None.

Review, approval or ratification of transactions with related persons

Our Company does not have any formal written policies or procedures for related party transactions, however in practice, our Board of Directors reviews and approves all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, trading in our securities, or adherence to standards of business conduct.

Director Independence

Although we are currently traded on the Over-the-Counter Markets, our Board of Directors has reviewed each of the Directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.’ Our Board of Directors has affirmatively determined that four of our directors, Herman M. Gerwitz, Richard Levitt, Marc Rash and Philip B. White are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. One member of our Board of Directors, Michael A. Feinstein, M.D., is not an independent director pursuant to the standards described above.

Our audit committee is comprised of Michael A. Feinstein, M.D. and Herman M. Gerwitz, CPA. Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the years ended December 31, 2017 and December 31, 2016 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $42,000 for the year ended December 31, 2017 and $41,000 for the year ended December 31, 2016.

Audit-Related Fees

Fees billed for the years ended December 31, 2017 and December 31, 2016 for assurance and related services rendered by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2017 and $0 for the year ended December 31, 2016.

Tax Fees

Fees billed for the years ended December 31, 2017 and December 31, 2016 for tax compliance, tax advice and tax planning services rendered by Morison Cogen, LLP were $3,000 for the year ended December 31, 2017 and $3,000 for the year ended December 31, 2016.

All Other Fees

Fees billed for the years ended December 31, 2017 and December 31, 2016 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for the year ended December 31, 2017 and $0 for the year ended December 31, 2016.

Audit Committee Approval

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets
Statements of Operations

Statement of Stockholders’ Equity (Deficiency)

Statements of Cash Flows

Notes to Financial Statements

(b)	The following exhibits are filed as part of this report.

See Exhibit Index.

Item 16.

Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

Date: March 29, 2018	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2018
Michael A. Feinstein, M.D.

/s/ Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 29, 2018
Rudolph A. Lutterschmidt

/s/ Herman M. Gerwitz	Director	March 29, 2018
Herman M. Gerwitz

/s/ Richard Levitt	Director	March 29, 2018
Richard Levitt

/s/ Marc Rash	Director	March 29, 2018
Marc Rash

/s/ Philip B. White	Director	March 29, 2018
Philip B. White

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nocopi Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nocopi Technologies, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2001.

Blue Bell, Pennsylvania

March 29, 2018

Nocopi Technologies, Inc.

Balance Sheets*

	December 31
	2017	2016
Assets

Current assets
Cash	$360,400	$199,100
Accounts receivable less $5,000 allowance for doubtful accounts	292,100	243,400
Inventory	110,600	70,900
Prepaid and other	35,300	29,600
Total current assets	798,400	543,000

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	184,900	178,300
	204,600	198,000
Less: accumulated depreciation and amortization	190,500	183,000
	14,100	15,000
Total assets	$812,500	$558,000

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities
Demand loans	$–	$10,000
Convertible debentures	128,300	128,300
Accounts payable	4,900	33,100
Accrued expenses	364,700	459,900
Deferred revenue	99,400	106,300
Total current liabilities	597,300	737,600

Commitments and contingencies

Stockholders’ equity (deficiency)
Series A preferred stock, $1.00 par value
Authorized - 300,000 shares
Issued and outstanding - none	–	–
Common stock, $0.01 par value
Authorized - 75,000,000 shares
Issued and outstanding
2017 - 58,616,716; 2016 - 58,599,016 shares	586,200	586,000
Paid-in capital	12,440,000	12,426,600
Accumulated deficit	(12,811,000)	(13,192,200)
	215,200	(179,600)
Total liabilities and stockholders’ equity (deficiency)	$812,500	$558,000

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Operations*

	Years ended December 31
	2017	2016
Revenues
Licenses, royalties and fees	$670,600	$565,000
Product and other sales	896,300	818,500
	1,566,900	1,383,500

Cost of revenues
Licenses, royalties and fees	96,500	94,800
Product and other sales	346,600	347,300
	443,100	442,100
Gross profit	1,123,800	941,400

Operating expenses
Research and development	146,300	138,800
Sales and marketing	253,600	236,000
General and administrative	317,600	294,800
	717,500	669,600
Net income from operations	406,300	271,800

Other income (expenses)
Interest income	500	–
Interest expense, bank charges and accretion of interest	(25,600)	(13,300)
	(25,100)	(13,300)
Net income	$381,200	$258,500

Net income per common share
Basic	$.01	$.00
Diluted	$.01	$.00

Weighted average common shares outstanding
Basic	58,603,441	58,599,016
Diluted	58,895,173	58,600,257

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statement of Stockholders’ Equity (Deficiency)*

For the Period January 1, 2016 through December 31, 2017

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2016	58,599,016	$586,000	$12,426,600	$(13,450,700)	$(438,100)

Net income				258,500	258,500
Balance - December 31, 2016	58,599,016	586,000	12,426,600	(13,192,200)	(179,600)

Debt discount to convertible debentures			13,200		13,200

Exercise of warrants	17,700	200	200		400

Net income				381,200	381,200
Balance - December 31, 2017	58,616,716	$586,200	$12,440,000	$(12,811,000)	$215,200

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

	Years ended December 31
	2017	2016
Operating Activities
Net income	$381,200	$258,500
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,500	7,300
Accretion of interest – convertible debentures	13,200	500
	401,900	266,300

(Increase) decrease in assets
Accounts receivable	(48,700)	9,900
Inventory	(39,700)	(34,300)
Prepaid and other	(5,700)	(7,000)
Decrease in liabilities
Accounts payable and accrued expenses	(123,400)	(26,200)
Deferred revenue	(6,900)	(6,100)
	(224,400)	(63,700)
Net cash provided by operating activities	177,500	202,600

Investing Activities
Additions to fixed assets	(6,600)	(1,400)
Net cash used in investing activities	(6,600)	(1,400)

Financing Activities
Repayment of demand loans	(10,000)	(13,500)
Exercise of warrants	400	–
Net cash used in financing activities	(9,600)	(13,500)
Increase in cash	161,300	187,700
Cash
Beginning of year	199,100	11,400
End of year	$360,400	$199,100

Cash paid for interest	$5,800	$12,600

*The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Inventory consists primarily of ink components and is stated at the lower of cost (determined by the first-in, first-out method) or net realizable value.

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

Patent costs are charged to expense as incurred due to the uncertainty of their recoverability as a result of the Company’s adverse liquidity situation in prior periods.

Revenues - In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605, Revenue Recognition, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenue is reasonably assured. Subject to these criteria, the Company will generally recognize revenue upon shipment of product. Revenue from license fees and royalties will be recognized as earned over the license term and unearned revenue is credited to the deferred revenue.

Income taxes - Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Earnings per share - The Company follows FASB ASC 260 resulting in the presentation of basic and diluted earnings per share. Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock.

The table below presents the computation of basic and diluted weighted average common shares outstanding:

	2017	2016
Basic shares outstanding	58,603,441	58,599,016
Incremental shares from assumed conversion of warrants	291,732	1,241
Diluted shares outstanding	58,895,173	58,600,257

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The amendments in this Update require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update are effective for fiscal years beginning after December 15, 2016. The Company adopted the amendments in this Update on January 1, 2017 and there is no material impact of this guidance on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the amendments on January 1, 2017 and they had no impact on the financial statements since any excess tax benefits were fully offset by a valuation allowance and not recognized for financial statement purposes.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014 and April 2016, the FASB issued ASU No. 2014-09 and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will supersede current revenue recognition guidance which is effective for the Company on January 1, 2018. Under the new standard, the Company may be required to recognize revenue from license fees at the point in time when the license is granted as opposed to the recognition as earned over the license term which has been our historical practice. The Company, which presently has no significant new licenses or license renewals pending, has not determined the method to be used in applying the amendments in this standard.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption on January 1, 2018 of the amendments in this Update to have a material impact on its financial statements.

3.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivables. At December 31, 2017, the Company’s deposits with a financial institution were $110,400 in excess of the FDIC deposit insurance coverage of $250,000. There is a concentration of credit risk with respect to accounts receivable due to the number of major customers.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

4.

Demand Loans

During 2017, the Company repaid the remaining $10,000 principal balance of an unsecured loan from an individual along with approximately $5,800 of accrued interest and at December 31, 2017 had no demand loans outstanding. During the year ended December 31, 2016, the Company repaid $13,500 of unsecured loans along with approximately $12,600 of accrued interest. The loans bore interest at an annual rate of 8%.

5.

Convertible Debentures

At December 31, 2017, the Company had convertible debentures totaling $128,300 outstanding of which are due during the third quarter of 2017. The convertible debentures bear interest at 7%. At the option of the lender, the $128,300 principal of the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.025 per share.

In March 2017, the Company’s Board of Directors approved the extension of three convertible debentures totaling $33,300 that had matured in the third quarter of 2016, one of which is held by a Director of the Company. The maturity dates of the convertible debentures are extended for two years and the conversion rate of the debentures and accrued interest into Common Stock of the Company is reduced from $0.05 to $0.025. In accordance with FASB ASC 470, this modification was recorded as a debt discount to the notes payable of approximately $13,300 with an offsetting credit to additional paid-in capital. This modification of the $33,300 principal of the debentures and accrued interest would result in the issuance of 944,953 additional shares of Common Stock of the Company if the entire $33,300 principal and all accrued interest through maturity were converted into Common Stock of the Company at the new maturity dates.

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

The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since the Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable. For the years ended December 31, 2017 and December 31, 2016, $0 and approximately $500, respectively, was accreted through interest expense.

6.

Stockholders' Equity

In October 2017, a warrant holder exercised warrants to purchase 17,700 shares of common stock of the Company at exercise prices ranging from $0.01 to $0.03. In September 2017, the common stock private placement was extended to December 31, 2018 by the Company’s Board of Directors.

7.

Other Income (Expenses)

Other income (expenses) in the years ended December 31, 2017 and December 31, 2016 includes interest on unsecured loans from two individuals and on convertible debentures held by nine investors. Also included in other income (expenses) is accretion of debt discounts related to the extension of the maturity dates of $33,300 of convertible debentures.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

8.

Income Taxes

There is no provision for income taxes for the years ended December 31, 2017 and December 31, 2016 due to the availability of net operating loss carryforwards. At December 31, 2017 and December 31, 2016, the Company had NOL’s approximating $4,183,000 and $4,585,000, respectively. The operating losses at December 31, 2017 are available to offset future taxable income; however, if not utilized, they expire in varying amounts through the year 2032. The utilization of these NOL’s to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no material temporary differences for the years ended December 31, 2017 and December 31, 2016. The Company has established a 100% valuation allowance of approximately $1,171,000 and $1,926,000 at December 31, 2017 and December 31, 2016, respectively, for the deferred tax assets due to the uncertainty of their realization.

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Company’s net tax asset, as of December 31, 2017, was a decrease of approximately $586,000 in deferred tax assets with a corresponding decrease in the Company’s valuation allowance.

The reconciliation of the statutory federal rate to the Company's effective tax rate follows:

	2017		2016
	Amount	%	Amount	%

Income tax benefit at U.S. federal income tax rate	$(1,422,300)	(34)	$(1,558,800)	(34)

State tax net of federal tax effect	(334,600)	(8)	(366,800)	(8)
Tax rate change	585,600	14	–	–

Change in valuation allowance	1,171,300	28	1,925,600	42
	$–	–	$–	–

The Company has adopted the provisions of FASB ASC 740-10-50-15, “Unrecognized Tax Benefit Related Disclosures.” There were no unrecognized tax benefits as of the date of adoption and no unrecognized tax benefits at December 31, 2017. There was no change in unrecognized tax benefits during the year ended December 31, 2017 and there was no accrual for uncertain tax positions as of December 31, 2017.

There were no interest and penalties recognized in the statement of operations and in the balance sheet. Tax years from 2013 through 2017 remain subject to examination by U.S. federal and state tax jurisdictions.

9.

Related Party Transactions

In each of the years ended December 31, 2017 and December 31, 2016, Michael A. Feinstein, M.D., the Company’s Chairman of the Board and Chief Executive Officer, deferred $85,000 of salary owed to him under an employment agreement with the Company. At December 31, 2017 and December 31, 2016, Dr. Feinstein was owed $200,000 and $301,200, respectively, of salary that was deferred by him in response to the adverse liquidity experienced by the Company beginning in 2012. There are no formal terms or arrangements for repayment of the deferred salary. During the years ended December 31, 2017 and 2016 the Company made payments of $186,200 and $74,200, respectively, to Dr. Feinstein, representing a portion of amounts owed to him. During the first three months of 2018, the Company made additional deferred salary payments of $70,700 to Dr. Feinstein. There is no interest payable on the deferred salary.

10.

Commitments and Contingencies

The Company conducts its operations in leased facilities under a non-cancelable operating lease expiring in 2019.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2017 are: $48,600 – 2018 and $16,300 – 2019.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

Total rental expense under operating leases was $45,100 in each of the years ended December 31, 2017 and December 31, 2016.

The Company has an employment agreement, expiring in May 2019, with Michael A. Feinstein, M.D., its Chairman of the Board and Chief Executive Officer. The employment agreement contains one-year renewal provisions that became effective after the original term. Dr. Feinstein receives base compensation of $85,000 per year plus a performance bonus determined by the Company’s Board of Directors. The Company has an employment agreement, expiring in March 2019, with Terry W. Stovold, its Chief Operating Officer, whereby Mr. Stovold receives a salary set by the Company’s Board of Directors, currently set at $75,000, along with a commission of seven percent on sales generated by his efforts. The employment agreement contains one-year renewal provisions that became effective after the original term. Future minimum compensation payments under these employment agreements are: $160,000 to be paid in 2018 and $54,200 to be paid in 2019.

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

At December 31, 2017, the Company did not have an active stock option plan. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There was no compensation expense recognized during the years ended December 31, 2017 and December 31, 2016 and there was no unrecognized portion of expense at December 31, 2017.

At December 31, 2017, the Company had 691,365 warrants to purchase common stock of the Company outstanding at an exercise price of $0.02 and expiring at various dates through July 2021. The warrants are held by ten investors who acquired convertible debentures from the Company in 2013 and 2014.

A summary of outstanding warrants follows:

			Weighted
		Exercise	Average
	Number of	Price Range	Exercise
	Shares	Per Share	Price
Outstanding at December 31, 2015	756,365	$0.01 to $0.07	$0.022
Warrants expired	35,000	0.045 and 0.06	0.051
Outstanding at December 31, 2016	721,365	0.01 to 0.07	0.021
Warrants exercised	17,700	0.01 to 0.03	0.021
Warrants expired	12,300	0.06 and 0.07	0.063
Outstanding at December 31, 2017	691,365	$0.02	$0.02

Weighted average remaining contractual life (years)	2.83

			Weighted
		Exercise	Average
		Price Range	Exercise
	Shares	Per Share	Price
Exercisable warrants at year end:
2017	691,365	$0.02	$0.02

Weighted average remaining contractual life (years)	2.83

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

At December 31, 2017, the Company has reserved 7,524,942 shares of common stock for possible future issuance upon exercise of 691,365 warrants and for the conversion of approximately $128,300 of convertible debentures and accrued interest into 6,833,577 shares of common stock.

The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2017 or 2016.

12.

Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Year ended December 31
	2017	2016
Customer A	43%	38%
Customer B	26%	25%
Customer C	9%	14%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2017	2016
Customer A	14%	26%
Customer B	47%	47%
Customer C	15%	5%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Year ended December 31
	2017	2016
North America	$713,200	$608,000
South America	1,500	–
Europe	300	–
Asia	822,300	745,900
Australia	29,600	29,600
	$1,566,900	$1,383,500

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008
3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 filed on November 14, 2008
4.1	Form of Certificate of Common Stock	Incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2005 filed on April 7, 2006
10.1†	Nocopi Technologies, Inc. 1998 Stock Incentive Plan	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 1998
10.2†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 1998 filed on April 15, 1999
10.3	Director Indemnification Agreement	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999 filed on November 15, 1999
10.4	Officer Indemnification Agreement	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999 filed on November 15, 1999
10.5	Stock Purchase Agreement with Westvaco Brand Security, Inc.	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000 filed on April 17, 2001
10.6	Registration Rights Agreement with Westvaco Brand Security, Inc.	Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2000 filed on April 17, 2001
10.7	Subscription Agreement with Entrevest I Associates	Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2002 filed on April 14, 2003
10.8	Settlement Agreement with Euro-Nocopi, S.A.	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2003 filed on April 14, 2004

10.9	Agreement of Terms with Entrevest I Associates	Incorporated by reference Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2004
10.10	Conversion Agreement	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 2004 filed on November 15, 2004
10.11†	Employment Agreement with Michael A. Feinstein, M.D.	Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2008 filed on August 14, 2008
10.12†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2009 filed on March 31, 2010
10.13†	Employment Agreement with Terry W. Stovold	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2011 filed on March 30, 2012
10.14	Conversion Agreement	Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2011 filed on March 30, 2012
10.15	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2014 filed on September 11, 2015
10.16	Lease Agreement dated December 12, 2013 relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406	Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2014 filed on September 11, 2015
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-KSB for the Year Ended December 31, 2004 filed on March 31, 2005
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

† Compensation plans and arrangements for executives and others.