Form 10-Q
period 2018-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2018-05-14
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,616,716 shares of common stock, par value $0.01, as of May 11, 2018.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended March 31
	2018	2017
Revenues
Licenses, royalties and fees	$174,900	$158,800
Product and other sales	250,500	182,600
	425,400	341,400

Cost of revenues
Licenses, royalties and fees	25,000	21,000
Product and other sales	92,200	72,200
	117,200	93,200
Gross profit	308,200	248,200

Operating expenses
Research and development	37,100	36,400
Sales and marketing	70,100	60,900
General and administrative	102,700	90,700
	209,900	188,000
Net income from operations	98,300	60,200

Other income (expenses)
Interest income	400	–
Interest expense, bank charges and accretion of interest	(2,900)	(16,200)
	(2,500)	(16,200)
Net income	$95,800	$44,000

Basic and diluted net income per common share	$.00	$.00

Weighted average common shares outstanding
Basic	58,616,716	58,599,016
Diluted	58,911,883	58,756,023

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	March 31	December 31
	2018	2017
	(unaudited)	(audited)
Assets
Current assets
Cash	$346,400	$360,400
Accounts receivable less $5,000 allowance for doubtful accounts	382,600	292,100
Inventory	108,600	110,600
Prepaid and other	50,200	35,300
Total current assets	887,800	798,400

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	184,900	184,900
	204,600	204,600
Less: accumulated depreciation and amortization	192,300	190,500
	12,300	14,100
Total assets	$900,100	$812,500

Liabilities and Stockholders' Equity
Current liabilities
Convertible debentures	$128,300	$128,300
Accounts payable	49,200	4,900
Accrued expenses	315,500	364,700
Deferred revenue	–	99,400
Total current liabilities	493,000	597,300

Stockholders' equity
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 58,616,716 shares	586,200	586,200
Paid-in capital	12,440,000	12,440,000
Accumulated deficit	(12,619,100)	(12,811,000)
Total stockholders' equity	407,100	215,200
Total liabilities and stockholders' equity	$900,100	$812,500

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Three Months ended March 31
	2018	2017
Operating Activities
Net income	$95,800	$44,000
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,800	1,700
Accretion of interest – convertible debentures	–	13,200
Cumulative effect of accounting change	96,100	–
	193,700	58,900

(Increase) decrease in assets
Accounts receivable	(90,500)	(40,100)
Inventory	2,000	9,800
Prepaid and other	(14,900)	(3,400)
Decrease in liabilities
Accounts payable and accrued expenses	(4,900)	(67,900)
Deferred revenue	(99,400)	(5,600)
	(207,700)	(107,200)
Net cash used in operating activities	(14,000)	(48,300)

Investment Activities
Additions to fixed assets	–	(700)
Net cash used in investing activities	–	(700)
Decrease in cash	(14,000)	(49,000)
Cash at beginning of year	360,400	199,100
Cash at end of period	$346,400	$150,100

*See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2017 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2017 Annual Report on Form10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2018 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Revenues

On January 1, 2018, the Company adopted ASU 214-09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method. Results for periods beginning on or after January 1, 2018 are presented under Topic 606; however, prior period amounts are not adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition, which was in effect for those periods.

The Company recorded a decrease to the opening balance of the accumulated deficit of $96,100 and a corresponding charge to deferred revenue as of January 1, 2018 due to the cumulative impact of the adoption of Topic 606. The impact to the revenue for the quarter ended March 31, 2018 as a result of applying Topic 606 was not material. The disclosure of disaggregated revenue is disclosed in Note 9.

The adoption of the new guidance affected our recognition of revenue from licenses and royalties. Under our previous accounting practice, we recognized revenue from licenses and royalties on a straight-line basis over the term of the related license agreement. As a result of our adoption of the new guidance, we will recognize revenue from licensees and royalties at a point in time when the term begins.

The change in accumulated deficit on our Balance Sheet at March 31, 2018, including the aggregate impact of the change in accounting principles which was effective on January 1, 2018, was as follows:

Accumulated deficit – January 1, 2018	$(12,811,000)
Net earnings	95,800
Cumulative effect of accounting change	96,100
Accumulated deficit – March 31, 2018	$(12,619,100)

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At March 31, 2018, the Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at March 31, 2018.

Note 4. Convertible Debentures

At March 31, 2018, the Company had convertible debentures totaling $128,300 outstanding, which are due during the third quarter of 2018. The convertible debentures bear interest at 7%. At the option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.025 per share.

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

The following table summarizes the Company’s warrant position at March 31, 2018 and December 31, 2017:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2017	691,365	$0.02	$0.02

Outstanding warrants -
March 31, 2018	691,365	$0.02	$0.02

Weighted average remaining
contractual life (years)	2.58

Exercisable warrants -
March 31, 2018	691,365	$0.02	$0.02

Weighted average remaining
contractual life (years)	2.58

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Other Income (Expenses)

Other income (expenses) in the three months ended March 31, 2018 and March 31, 2017 includes interest on convertible debentures held by nine investors and, in the three months ended March 31, 2017, interest on an unsecured loan from an individual. Also included in other income (expenses) is accretion of debt discounts in the three months ended March 31, 2017 related to the extension of the maturity dates of $33,300 of convertible debentures.

Note 6. Income Taxes

There is no provision for income taxes for the three months ended March 31, 2018 and March 31, 2017 due to the availability of net operating loss carryforwards. The Company has established a valuation allowance for the entire amount of benefits resulting from the Company’s net operating loss carryforwards because the Company has determined that the realization of the net deferred tax asset is not assured.

There was no change in unrecognized tax benefits during the period ended March 31, 2018 and there was no accrual for uncertain tax positions as of March 31, 2018.

Tax years from 2014 through 2017 remain subject to examination by U.S. federal and state jurisdictions.

Note 7. Related Party Transactions

During the three months ended March 31, 2018 and March 31, 2017, the Company paid $70,900 and $95,500, respectively, to Michael A. Feinstein, M.D., the Company’s Chairman of the Board and Chief Executive Officer, representing a portion of previously deferred salary owed to him under an employment agreement with the Company. During each of the three month periods ended March 31, 2018 and March 31, 2017, Dr. Feinstein deferred $21,250 of salary. At March 31, 2018, Dr. Feinstein was owed approximately $150,300 of salary deferred by him. Since March 31, 2018, Dr. Feinstein has been paid approximately $118,600 of salary previously deferred by him. There is no interest payable on the deferred salary.

Note 8. Earnings per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by the Company with related proceeds. For the three months ended March 31, 2018 and March 31, 2017, the number of incremental common shares resulting from the assumed conversion of warrants was 295,167 and 157,007, respectively.

Note 9. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended March 31
	2018	2017
Customer A	40%	33%
Customer B	27%	28%
Customer C	15%	12%

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s non-affiliate customers, whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31	December 31
	2018	2017
Customer A	41%	14%
Customer B	30%	47%
Customer C	17%	15%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2018	2017
North America	$184,900	$175,100
South America	1,500	–
Asia	239,000	158,900
Australia	–	7,400
	$425,400	$341,400

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
•

Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with our Condensed financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 29, 2018.

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

Our Company recognizes revenue on its lines of business as follows:

a.	License fees for the use of our technology and royalties with guaranteed minimum amounts are recognized at a point in time when the term begins;
b.

Product sales are recognized at the time of the transfer of goods to customers at an amount that the Company expects to be entitled to in exchange for these goods, which is at the time of shipment; and

c.

Fees for technical services are recognized at the time of the transfer of services to customers at an amount that the Company expects to be entitled to in exchange for the services, which is when the service has been rendered.

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

Revenues for the first quarter of 2018 were $425,400 compared to $341,400 in the first quarter of 2017, an increase of $84,000, or approximately 25%. Licenses, royalties and fees increased by $16,100, or approximately 10%, in the first quarter of 2018 to $174,900 from $158,800 in the first quarter of 2017. The increase in licenses, royalties and fees is due primarily to higher royalty revenue received from two licensees offset in part by lower royalty revenue received from a licensee. There can be no assurances that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

Product and other sales increased by $67,900, or approximately 37%, to $250,500 in the first quarter of 2018 from $182,600 in the first quarter of 2017. Sales of ink increased in the first quarter of 2018 compared to the first quarter of 2017 due primarily to higher ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to our Company’s licensees in the retail receipt and document fraud market. In the first quarter of 2018, our Company derived revenues of approximately $369,300 from our Company’s licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $282,500 in the first quarter of 2017.

Our Company’s gross profit increased to $308,200, or approximately 72% of gross revenues, in the first quarter of 2018 from $248,200, or approximately 73% of gross revenues, in the first quarter of 2017. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as our Company’s overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 86% in the first quarter of 2018 from approximately 87% in the first quarter of 2017.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. Primarily due to higher sales of inks and other products and a favorable product mix in the first quarter of 2018 compared to the first quarter of 2017, there was a higher gross profit from product and other sales of approximately 63% of revenues in the first quarter of 2018 compared to a gross profit of approximately 60% of revenues in the first quarter of 2017.

Research and development expenses of $37,100 in the first quarter of 2018 were comparable to $36,400 in the first quarter of 2017.

Sales and marketing expenses increased to $70,100 in the first quarter of 2018 from $60,900 in the first quarter of 2017 due primarily to higher commission expense on the higher level of revenues in the first quarter of 2018 compared to the first quarter of 2017.

General and administrative expenses increased in the first quarter of 2018 to $102,700 compared to $90,700 in the first quarter of 2017 due primarily to higher legal and patent related expenses in the first quarter of 2018 compared to the first quarter of 2017.

Other income (expenses) in the first quarter of 2018 and 2017 included interest on convertible debentures held by nine investors and, in the first quarter of 2017, interest on an unsecured loan from an individual. Also included in other income (expenses) is accretion of debt discounts in the first quarter of 2017 related to the extension of the maturity dates of $33,300 of convertible debentures.

The higher net income of $95,800 in the first quarter of 2018 compared to $44,000 in the first quarter of 2017 resulted primarily from a higher gross profit on a higher level of revenues in the first quarter of 2018 compared to the first quarter of 2017 and no accretion of debt discounts in the first quarter of 2018 as there was in the first quarter of 2017 offset in part by higher operating expenses in the first quarter of 2018 compared to the first quarter of 2017.

Plan of Operation, Liquidity and Capital Resources

During the first quarter of 2018, our Company’s cash decreased to $346,400 at March 31, 2018 from $360,400 at December 31, 2017. During the first quarter of 2018, our Company used $14,000 to fund its operating activities.

During the first quarter of 2018, our Company’s revenues increased approximately 25% primarily as a result of higher sales of ink to the authorized printers of our Company’s licensees in the entertainment and toy products market and higher royalty revenues from a licensee in the entertainment and toy products market.

Our total overhead expenses increased in the first quarter of 2018 compared to the first quarter of 2017 and our Company’s interest expense decreased in the first quarter of 2018 compared to the first quarter of 2017. As a result of these factors, our Company generated net income of $95,800 in the first quarter of 2018 compared to $44,000 in first quarter of 2017. Our Company had negative operating cash flow of $14,000 during the first quarter of 2018. At March 31, 2018, our Company had positive working capital of $394,800 and stockholders’ equity of $407,100. For the full year of 2017, our Company had net income of $381,200 and had positive operating cash flow of $177,500. At December 31, 2017, our Company had positive working capital of $201,100 and stockholders’ equity of $215,200.

Our Company has $128,300 of convertible debentures outstanding that are due during the third quarter of 2018. These borrowings allowed our Company to remain in operation through late 2016 when our Company’s cash flow increased significantly.

We may need to obtain additional capital in the future to support the working capital requirements associated with our existing revenue base and to fund potential operating losses that could occur if our licensees are unable to at least maintain current levels of sales of products utilizing our Company’s technologies. We cannot assure you that we will be successful in obtaining sufficient additional capital, or if we do so, that the additional capital will enable our Company to continue to operate profitably in the future and develop new revenue sources to have a material positive effect on our Company’s operations and cash flow. Without additional investment, we may be forced to cease operations at an undetermined time in the future if we are unable to sustain revenues at levels approximating revenues achieved in recent years.

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

Our Company maintains its presence in the retail loss prevention market and believes that revenue growth in this market can be achieved through increased security ink sales to its licensees in this market. We will continue to adjust our production and technical staff as necessary and, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond our current capacity. Additionally, we will pursue opportunities to market our current technologies in specific security and non-security markets. There can be no assurances that these efforts will enable our Company to generate additional revenues and positive cash flow.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment. As a result, our revenues, results of operations and liquidity may be negatively impacted as they were in earlier years.

Recently Adopted Accounting Pronouncements

As of March 31, 2018 and for the period then ended, there were no recently adopted accounting pronouncements with the exception of our adoption of ASC 606 that had a material effect on our Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on our Company’s financial statements.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2018, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and the Principal Financial Officer of the Company.

Filed herewith
101	XBRL

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: May 14, 2018	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: May 14, 2018	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and the Principal Financial Officer of the Company.

Filed herewith
101	XBRL