Form 10-Q
period 2018-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2018-08-13
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,616,716 shares of common stock, par value $0.01, as of August 10, 2018.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2018	2017	2018	2017

Revenues
Licenses, royalties and fees	$1,655,600	$131,900	$1,830,500	$290,700
Product and other sales	218,100	227,700	468,600	410,300
	1,873,700	359,600	2,299,100	701,000

Cost of revenues
Licenses, royalties and fees	24,200	26,800	49,200	47,800
Product and other sales	93,400	94,100	185,600	166,300
	117,600	120,900	234,800	214,100
Gross profit	1,756,100	238,700	2,064,300	486,900

Operating expenses
Research and development	36,100	36,500	73,200	72,900
Sales and marketing	168,500	59,800	238,600	120,700
General and administrative	101,500	68,900	204,200	159,600
	306,100	165,200	516,000	353,200
Net income from operations	1,450,000	73,500	1,548,300	133,700

Other income (expenses)
Interest income	300	–	700	–
Interest expense, bank charges and accretion of interest	(2,800)	(3,100)	(5,700)	(19,300)
	(2,500)	(3,100)	(5,000)	(19,300)
Net income	$1,447,500	$70,400	$1,543,300	$114,400

Basic and diluted net income per common share	$.02	$.00	$.03	$.00

Weighted average common shares outstanding
Basic	58,616,716	58,599,016	58,616,716	58,599,016
Diluted	58,989,480	58,969,160	58,955,344	58,889,178

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	June 30	December 31
	2018	2017
	(unaudited)	(audited)
Assets
Current assets
Cash	$298,000	$360,400
Accounts receivable less $5,000 allowance for doubtful accounts	286,000	292,100
Inventory	122,600	110,600
Prepaid and other	29,600	35,300
Total current assets	736,200	798,400

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	185,400	184,900
	205,100	204,600
Less: accumulated depreciation and amortization	194,000	190,500
	11,100	14,100
Other assets
Long-term receivable	1,521,700	–
Total assets	$2,269,000	$812,500

Liabilities and Stockholders' Equity

Current liabilities
Convertible debentures	$128,300	$128,300
Accounts payable	20,100	4,900
Accrued expenses	159,500	364,700
Deferred revenue	–	99,400
Total current liabilities	307,900	597,300

Other liabilities
Accrued expenses, non-current	106,500	–

Stockholders' equity
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 58,616,716 shares	586,200	586,200
Paid-in capital	12,440,000	12,440,000
Accumulated deficit	(11,171,600)	(12,811,000)
Total stockholders' equity	1,854,600	215,200
Total liabilities and stockholders' equity	$2,269,000	$812,500

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Six Months ended June 30
	2018	2017
Operating Activities
Net income	$1,543,300	$114,400
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	3,500	3,500
Accretion of interest – convertible debentures	–	13,200
Non-current assets and liabilities, net	(1,415,200)	–
Cumulative effect of accounting change	96,100	–
	227,700	131,100

(Increase) decrease in assets
Accounts receivable	6,100	(50,600)
Inventory	(12,000)	(15,500)
Prepaid and other	5,700	(400)
Decrease in liabilities
Accounts payable and accrued expenses	(190,000)	(69,000)
Deferred revenue	(99,400)	(10,300)
	(289,600)	(145,800)
Net cash used in operating activities	(61,900)	(14,700)

Investment Activities
Additions to fixed assets	(500)	(4,900)
Net cash used in investing activities	(500)	(4,900)

Decrease in cash	(62,400)	(19,600)
Cash at beginning of year	360,400	199,100
Cash at end of period	$298,000	$179,500

*See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's 2017 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2017 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2018 may not be necessarily indicative of the operating results expected for the full year.

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

During the second quarter of 2018, we negotiated an amendment to a license agreement with a licensee that, in addition to expanding the technologies that the licensee is permitted to market, provides for a four year extension to the license agreement that contains guaranteed royalties payable in installments over the term of the amendment to the license agreement. Since the performance obligation is to grant the license for the use of certain patented ink technology as it exists at the time that it is granted, the promise to grant the license is a performance obligation satisfied at a point in time in accordance with Topic 606. In accordance with Topic 606, we recorded $1,521,700 net of imputed interest of licenses, royalties and fees and $106,500 of selling expenses in the second quarter and first six months of 2018 related to the amendment to the license agreement. The related receivable and payable are recorded as other assets and other liabilities on the balance sheet.

The change in accumulated deficit on our Balance Sheet at June 30, 2018, including the aggregate impact of the change in accounting principles which was effective on January 1, 2018, was as follows:

Accumulated deficit – January 1, 2018	$(12,811,000)
Net earnings	1,543,300
Cumulative effect of accounting change at January 1, 2018	96,100
Accumulated deficit – June 30, 2018	$(11,171,600)

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At June 30, 2018, the Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at June 30, 2018.

Note 4. Convertible Debentures

At June 30, 2018, the Company had convertible debentures totaling $128,300 outstanding, which are due during the third quarter of 2018. The convertible debentures bear interest at 7%. At the option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of the Company at $0.025 per share. During the first quarter of 2017, the Company’s Board of Directors approved and the holders of $33,300 of convertible debentures that had matured during the third quarter of 2016, one of which is held by a Director of the Company, accepted an offer of extension whereby the maturity dates of the convertible debentures are extended for two years and the conversion rate of the debentures and accrued interest into Common Stock of the Company is reduced from $0.05 to $0.025. In accordance with FASB ASC 470, this modification of the convertible debentures was recorded as a debt discount to the notes payable of approximately $13,200 with an offsetting credit to additional-paid in capital. In the three months ended March 31, 2017, the entire $13,200 was accreted through interest expense.

Early in the third quarter of 2018, the holders of $103,300 of convertible debentures agreed to extend the maturity dates of those convertible debentures for one year with no change in the terms or conditions of the debentures.

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

The following table summarizes the Company’s warrant position at June 30, 2018 and December 31, 2017:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2017	691,365	$0.02	$0.02

Outstanding warrants -
June 30, 2018	691,365	$0.02	$0.02

Weighted average remaining
contractual life (years)	2.33

Exercisable warrants -
June 30, 2018	691,365	$0.02	$0.02

Weighted average remaining
contractual life (years)	2.33

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Other Income (Expenses)

Other income (expenses) in the three months and six months ended June 30, 2018 and June 30, 2017 includes interest on convertible debentures held by nine investors. Also included in other income (expenses) in the three months and six months ended June 30, 2017 is interest on an unsecured loan from an individual and, in the six months ended June 30, 2017, accretion of debt discounts related to the extension of the maturity dates of $33,300 of convertible debentures.

Note 6. Income Taxes

There is no provision for income taxes for the three months and six months ended June 30, 2018 and June 30, 2017 due to the availability of net operating loss carryforwards. The Company has established a valuation allowance for the entire amount of benefits resulting from the Company’s net operating loss carryforwards because the Company has determined that the realization of the net deferred tax asset is not assured.

There was no change in unrecognized tax benefits during the period ended June 30, 2018 and there was no accrual for uncertain tax positions as of June 30, 2018.

Tax years from 2014 through 2017 remain subject to examination by U.S. federal and state jurisdictions.

Note 7. Related Party Transactions

During the six months ended June 30, 2018, the Company paid $235,400 to Michael A. Feinstein, M.D., the Company’s Chairman of the Board and Chief Executive Officer, representing the balance of previously deferred salary owed to him under an employment agreement with the Company. During the six months ended June 30, 2017, the Company paid $116,200 to Dr. Feinstein representing a portion of previously deferred salary owed to him under the employment agreement. During the five month period ended May 31, 2018, Dr. Feinstein deferred $35,400 of salary. During the six month period ended June 30, 2017, Dr. Feinstein deferred $42,500 of salary. In June 2018, the periodic salary payments provided for in Dr. Feinstein’s employment agreement resumed. At June 30, 2018, there was no remaining deferred salary owed to Dr. Feinstein. There was no interest payable on the deferred salary.

Note 8. Earnings per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by the Company with related proceeds. For the three months and six months ended June 30, 2018, the number of incremental common shares resulting from the assumed conversion of warrants was 372,764 and 338,628, respectively. For the three months and six months ended June 30, 2017, the number of incremental common shares resulting from the assumed conversion of warrants was 370,144 and 290,162, respectively.

Note 9. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended June 30		Six Months ended June 30
	2018	2017	2018	2017
Customer A	8%	47%	13%	40%
Customer B	85%	20%	74%	24%
Customer C	2%	12%	5%	12%

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30	December 31
	2018	2017
Customer A	6%	14%
Customer B	88%	47%
Customer C	2%	15%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Three Months ended June 30		Six Months ended June 30
	2018	2017	2018	2017
North America	$1,674,400	$136,700	$1,859,300	$311,800
South America	–	–	1,500	–
Europe	100	200	100	200
Asia	199,200	215,300	438,200	374,200
Australia	–	7,400	–	14,800
	$1,873,700	$359,600	$2,299,100	$701,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report on Form 10-Q contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

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
b.

Product sales are recognized at the time of the transfer of goods to customers at an amount that our Company expects to be entitled to in exchange for these goods, which is at the time of shipment; and

c.

Fees for technical services are recognized at the time of the transfer of services to customers at an amount that our Company expects to be entitled to in exchange for the services, which is when the service has been rendered.

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

Revenues for the second quarter of 2018 were $1,873,700 compared to $359,600 in the second quarter of 2017, an increase of $1,514,100, or approximately 421%. Revenues in the second quarter of 2018 included, in accordance with ASU 214-09, Revenue from Contracts with Customers (“Topic 606”), revenue of $1,521,700 representing the present value of guaranteed royalty payments that will be payable over a four-year period beginning in the third quarter of 2019 as a result of an amendment to a license agreement with a licensee that, in addition to expanding the technologies that our licensee is permitted to market, provides for a four year extension to the license agreement beginning in July 2019. Since the performance obligation is to grant the license for the use of certain patented ink technology as it exists at the time that it is granted, the promise to grant the license is a performance obligation satisfied at a point in time in accordance with Topic 606. Previously, we recognized revenue from licenses and royalties on a straight-line basis over the term of the related license agreement. Licenses, royalties and fees increased by $1,523,700, or approximately 1,155%, to $1,655,600 in the second quarter of 2018 from $131,900 in the second quarter of 2017. The increase in licenses, royalties and fees is due primarily to the adoption of Topic 606 described above. There can be no assurances that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide. See “Plan of Operation, Liquidity and Capital Resources” and “Note 2 to our Condensed Financial Statements” for comparative information on the impact of the adoption of Topic 606 to our Company’s condensed financial statements.

Product and other sales decreased by $9,600, or approximately 4%, to $218,100 in the second quarter of 2018 from $227,700 in the second quarter of 2017. Sales of ink decreased nominally in the second quarter of 2018 compared to the second quarter of 2017 due primarily to lower ink shipments to a third party authorized printer used by one of our Company’s major licensees in the entertainment and toy products market. In the second quarter of 2018, our Company derived revenues of approximately $1,806,700 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $305,200 in the second quarter of 2017. The increase in revenues from our licensees and their authorized printers in the entertainment and toy products market in the second quarter of 2018 compared to the second quarter of 2017 is due primarily to the adoption of Topic 606 described above.

For the first six months of 2018, revenues were $2,299,100, representing an increase of $1,598,100, or approximately 228%, from revenues of $701,000 in the first six months of 2017. Licenses, royalties and fees increased by $1,539,800, or approximately 530%, to $1,830,500 in the first six months of 2018 from $290,700 in the first six months of 2017. As in the second quarter of 2018, the increase in licenses, royalties and fees in the first six months of 2018 compared to the first six months of 2017 is due primarily to the adoption of Topic 606.

Product and other sales increased by $58,300, or approximately 14%, to $468,600 in the first six months of 2018 from $410,300 in the first six months of 2017. Sales of ink increased in the six months of 2018 compared to the first six of 2017 due primarily to higher ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to our Company’s licensees in the retail receipt and document fraud market. Our Company derived revenues of approximately $2,176,000 from licensees and their authorized printers in the entertainment and toy products market in the first six months of 2018 compared to revenues of approximately $587,700 in the first six months of 2017. The increase in revenues from our licensees and their authorized printers in the entertainment and toy products market in the first six months of 2018 compared to the first six months of 2017 is due primarily to the adoption of Topic 606.

Our Company’s gross profit increased to $1,756,100 in the second quarter of 2018, or approximately 94% of revenues, from $238,700 in the second quarter of 2017 or approximately 66% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in the second quarter of 2018 compared to the second quarter of 2017 results primarily from higher licenses, royalties and fees due to the adoption of Topic 606 offset in part by lower gross revenues from product and other sales in the second quarter of 2018 compared to the second quarter of 2017.

For the first six months of 2018, gross profit was $2,064,300, or approximately 90% of revenues, compared to $486,900, or approximately 69% of revenues, in the first six months of 2017. The higher gross profit in the first six months of 2018 compared to the first six months of 2017 results primarily from both higher licenses, royalties and fees due to the adoption of Topic 606 and higher gross revenues from product and other sales in the first six months of 2018 compared to the first six months of 2017.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees increased to approximately 99% in the second quarter of 2018 compared to approximately 80% in the second quarter of 2017 and to approximately 97% of revenues from licenses, royalties and fees in the first six months of 2018 from approximately 84% in the first six months of 2017.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 57% of revenues in the second quarter of 2018 compared to approximately 59% of revenues in the second quarter of 2017. This decrease was due to lower sales volume of product and other sales and lower margins on certain products due primarily to higher prices of certain raw materials. For the first six months of 2018, the gross profit, expressed as a percentage of revenues, increased to approximately 60% of revenues from product and other sales compared to approximately 59% of revenues from product and other sales in the first six months of 2017.

Research and development expenses of $36,100 and $73,200 in the second quarter and first six months of 2018, respectively, were comparable to $36,500 and $72,900 in the second quarter and first six months of 2017, respectively.

Sales and marketing expenses increased to $168,500 in the second quarter of 2018 from $59,800 in the second quarter of 2017 and to $238,800 in the first six months of 2018 from $120,700 in the first six months of 2017. This increase is due primarily to higher commission expense on the higher level of sales in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 related to the additional revenue generated as a result of the adoption of Topic 606.

General and administrative expenses increased in the second quarter of 2018 to $101,500 from $68,900 in the second quarter of 2017. In the first six months of 2018, general and administrative expenses increased to $204,200 from $159,600 in the first six months of 2017. The increase in both the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 is due primarily to higher patent related expenses, higher legal expenses and higher employment expenses in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017.

Other income (expenses) in the second quarter and first six months of 2018 and 2017 included interest on convertible debentures held by nine investors and, in the second quarter and first six months of 2017, interest on an unsecured loan from an individual. Also included in other income (expenses) is accretion of debt discounts in the first quarter of 2017 related to the extension of the maturity dates of $33,300 of convertible debentures.

The net income of $1,447,500 in the second quarter of 2018 compared to net income of $70,400 in the second quarter of 2017 resulted primarily from a higher gross profit on a higher level of revenues in the second quarter of 2018 compared to the second quarter of 2017 related to the adoption of Topic 606 offset in part by higher overhead expenses in the second quarter of 2018 compared to the second quarter of 2017. The net income of $1,543,300 in the first six months of 2018 compared to net income of $114,400 in the first six months of 2017 resulted primarily from a higher gross profit on a higher level of revenues in the first six months of 2018 compared to the first six months of 2017 related to the adoption of Topic 606 and no accretion of debt discounts in the first six months of 2018 as there was in the first six months of 2017 offset in part by higher overhead expenses in the first six months of 2018 compared to the first six months of 2017.

Plan of Operation, Liquidity and Capital Resources

During the first six months of 2018, our Company’s cash decreased to $298,000 at June 30, 2018 from $360,400 at December 31, 2017. During the first six months of 2018, our Company used $61,900 to fund its operating activities and $500 for capital equipment purchases.

During the first six months of 2018, our Company’s revenues increased approximately 228% to $2,299,100 in the first six months of 2018 from $701,000 in the first six months of 2017 of which 11%, or $76,500 is attributable to historical operations and 217%, or $1,521,600, to the adoption of Topic 606.

Our total overhead expenses increased in the first six months of 2018 compared to the first six months of 2017 and our Company’s interest expense decreased in the first six months of 2018 compared to the first six months of 2017. As a result of these factors, our Company generated net income of $1,543,300 in the first six months of 2018 compared to $114,400 in first six months of 2017. Our Company had negative operating cash flow of $61,900 during the first six months of 2018. At June 30, 2018, our Company had positive working capital of $428,300 and stockholders’ equity of $1,854,600. For the full year of 2017, our Company had net income of $381,200 and had positive operating cash flow of $177,500. At December 31, 2017, our Company had positive working capital of $201,100 and stockholders’ equity of $215,200.

Our Company has $128,300 of convertible debentures outstanding that are due during the third quarter of 2018. As of the current date, holders of $103,300 of the convertible debentures have agreed to extend the maturity dates of the convertible debentures for one year with no change in the terms or conditions of the debentures. These borrowings allowed our Company to remain in operation through late 2016 when our Company’s cash flow increased significantly.

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

Our plan of operation for the twelve months beginning with the date of this quarterly report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships our Company has developed in the entertainment and toy products market. This includes two licensees that have been marketing products incorporating our Company’s technologies since 2012. These two licensees maintain a significant presence in the entertainment and toy products market and are well known and highly regarded participants in this market. We anticipate that these two licensees will expand their current offerings that incorporate our technologies and will introduce and market new products that will incorporate our technologies available to them under their license agreements with our Company. We will continue to develop various applications for these licensees. We also plan to expand our licensee base in the entertainment and toy market. We currently have additional licensees marketing or developing products incorporating our technologies in certain geographic and niche markets of the overall entertainment and toy products market.

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

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this pronouncement on June 30, 2018 had no material impact on our Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on our Company’s financial statements.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2018, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOCOPI TECHNOLOGIES, INC.

DATE: August 13, 2018	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: August 13, 2018	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase