Form 10-Q
period 2018-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2018-11-14
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,616,716 shares of common stock, par value $0.01, as of November 12, 2018.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017

Revenues
Licenses, royalties and fees	$175,200	$178,200	$2,005,700	$468,900
Product and other sales	386,200	224,200	854,800	634,500
	561,400	402,400	2,860,500	1,103,400

Cost of revenues
Licenses, royalties and fees	35,100	23,300	84,300	71,100
Product and other sales	137,900	82,300	323,500	248,600
	173,000	105,600	407,800	319,700
Gross profit	388,400	296,800	2,452,700	783,700

Operating expenses
Research and development	38,100	36,300	111,300	109,200
Sales and marketing	74,600	67,200	313,200	187,900
General and administrative	73,400	80,400	277,600	240,000
	186,100	183,900	702,100	537,100
Net income from operations	202,300	112,900	1,750,600	246,600

Other income (expenses)
Interest income	700	200	1,400	200
Interest expense, bank charges and accretion of interest	(2,600)	(3,300)	(8,300)	(22,600)
	(1,900)	(3,100)	(6,900)	(22,400)
Net income before income taxes	200,400	109,800	1,743,700	224,200
Income taxes	199,300	–	199,300	–
Net income	$1,100	$109,800	$1,544,400	$224,200

Basic and diluted net income per common share	$.00	$.00	$.03	$.00

Weighted average common shares outstanding
Basic	58,616,716	58,599,016	58,616,716	58,599,016
Diluted	59,012,626	58,896,464	58,977,284	58,891,635

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	September 30,	December 31,
	2018	2017
	(unaudited)	(audited)
Assets
Current assets
Cash	$286,300	$360,400
Accounts receivable less $5,000 allowance for doubtful accounts	600,100	292,100
Inventory	130,700	110,600
Prepaid and other	43,300	35,300
Total current assets	1,060,400	798,400

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	185,400	184,900
	205,100	204,600
Less: accumulated depreciation and amortization	195,800	190,500
	9,300	14,100
Other assets
Long-term receivable	1,423,800	–
Total assets	$2,493,500	$812,500

Liabilities and Stockholders' Equity

Current liabilities
Convertible debentures	$128,300	$128,300
Accounts payable	23,300	4,900
Accrued expenses	187,300	364,700
Income taxes	93,300	–
Deferred revenue	–	99,400
Total current liabilities	432,200	597,300

Other liabilities
Accrued expenses, non-current	99,600	–
Deferred income taxes	106,000	–
	205,600	–

Stockholders' equity
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 58,616,716 shares	586,200	586,200
Paid-in capital	12,440,000	12,440,000
Accumulated deficit	(11,170,500)	(12,811,000)
Total stockholders' equity	1,855,700	215,200
Total liabilities and stockholders' equity	$2,493,500	$812,500

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Nine Months ended September 30,
	2018	2017
Operating Activities
Net income	$1,544,400	$224,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	5,300	5,400
Deferred income taxes	106,000	–
Accretion of interest – convertible debentures	–	13,200
Non-current assets and liabilities, net	(1,324,200)	–
Cumulative effect of accounting change	96,100	–
	427,600	242,800

(Increase) decrease in assets
Accounts receivable	(308,000)	45,500
Inventory	(20,100)	(40,900)
Prepaid and other	(8,000)	8,100
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(159,000)	(52,700)
Income taxes	93,300	–
Deferred revenue	(99,400)	(24,200)
	(501,200)	(64,200)
Net cash provided by (used in) operating activities	(73,600)	178,600

Investment Activities
Additions to fixed assets	(500)	(4,900)
Net cash used in investing activities	(500)	(4,900)

Financing Activities
Repayment of demand loans	–	(10,000)
Net cash used in financing activities	–	(10,000)

Increase (decrease) in cash	(74,100)	163,700
Cash at beginning of year	360,400	199,100
Cash at end of period	$286,300	$362,800

*See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in our Company's 2017 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2017 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended September 30, 2018 may not be necessarily indicative of the operating results expected for the full year.

Our Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  Since our Company has no items of other comprehensive income, comprehensive income is equal to net income.

Note 2. Revenues

On January 1, 2018, our Company adopted ASU 214-09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method. Results for periods beginning on or after January 1, 2018 are presented under Topic 606; however, prior period amounts are not adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition, which was in effect for those periods.

Our Company recorded a decrease to the opening balance of the accumulated deficit of $96,100 and a corresponding charge to deferred revenue as of January 1, 2018 due to the cumulative impact of the adoption of Topic 606. The disclosure of disaggregated revenue is disclosed in Note 9.

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

During the second quarter of 2018, we negotiated an amendment to a license agreement with a licensee that, in addition to expanding the technologies that the licensee is permitted to market, provides for a four year extension to the license agreement that contains guaranteed royalties payable in installments over the term of the amendment to the license agreement. Since the performance obligation is to grant the license for the use of certain patented ink technology as it exists at the time that it is granted, the promise to grant the license is a performance obligation satisfied at a point in time in accordance with Topic 606. In accordance with Topic 606, we recorded $1,521,700 net of imputed interest of licenses, royalties and fees and $106,500 of selling expenses in the first nine months of 2018 related to the amendment to the license agreement. The related receivable and payable are recorded as other assets and other liabilities on the balance sheet.

The change in accumulated deficit on our Balance Sheet at September 30, 2018, including the aggregate impact of the change in accounting principles which was effective on January 1, 2018, was as follows:

Accumulated deficit – January 1, 2018	$(12,811,000)
Net earnings	1,544,400
Cumulative effect of accounting change at January 1, 2018	96,100
Accumulated deficit – September 30, 2018	$(11,170,500)

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At September 30, 2018, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at September 30, 2018.

Note 4. Convertible Debentures

At September 30, 2018, our Company had convertible debentures totaling $128,300 outstanding, which are due during the third quarter of 2019. The convertible debentures bear interest at 7%. At the option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of our Company at $0.025 per share. During the third quarter of 2018, our Company’s Board of Directors approved and the holders of all $128,300 of convertible debentures agreed to extend the maturity dates of those convertible debentures for one year to the third quarter of 2019 with no change in the terms or conditions of the debentures. During the first quarter of 2017, our Company’s Board of Directors approved and the holders of $33,300 of convertible debentures that had matured during the third quarter of 2016, one of which is held by a Director of our Company, accepted an offer of extension whereby the maturity dates of the convertible debentures are extended for two years and the conversion rate of the debentures and accrued interest into Common Stock of our Company is reduced from $0.05 to $0.025. In accordance with FASB ASC 470, this modification of the convertible debentures was recorded as a debt discount to the notes payable of approximately $13,200 with an offsetting credit to additional-paid in capital. In the three months ended March 31, 2017, the entire $13,200 was accreted through interest expense.

Our Company also granted warrants in earlier periods to purchase 691,365 shares of our Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable.

The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable.

The following table summarizes our Company’s warrant position at September 30, 2018 and December 31, 2017:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2017	691,365	$0.02	$0.02

Outstanding warrants -
September 30, 2018	691,365	$0.02	$0.02

Weighted average remaining
contractual life (years)	2.08

Exercisable warrants -
September 30, 2018	691,365	$0.02	$0.02

Weighted average remaining
contractual life (years)	2.08

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Other Income (Expenses)

Other income (expenses) in the three months and nine months ended September 30, 2018 and September 30, 2017 includes interest on convertible debentures held by nine investors. Also included in other income (expenses) in the three months and nine months ended September 30, 2017 is interest on an unsecured loan from an individual and, in the nine months ended September 30, 2017, accretion of debt discounts related to the extension of the maturity dates of $33,300 of convertible debentures.

Note 6. Income Taxes

There is no provision for federal income taxes for the three months and nine months ended September 30, 2018 and September 30, 2017 due to the availability of net operating loss carryforwards. Our Company has established a valuation allowance for the entire amount of benefits resulting from our Company’s net operating loss carryforwards because our Company has determined that the realization of the net deferred tax asset is not assured.

The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Current state taxes	$93,300	–	$93,300	–
Deferred state taxes	106,000	–	106,000	–
	$199,300	–	$199,300	–

There was no change in unrecognized tax benefits during the period ended September 30, 2018 and there was no accrual for uncertain tax positions as of September 30, 2018.

Tax years from 2015 through 2017 remain subject to examination by U.S. federal and state jurisdictions.

Note 7. Related Party Transactions

During the nine months ended September 30, 2018, our Company paid $235,400 to Michael A. Feinstein, M.D., our Company’s Chairman of the Board and Chief Executive Officer, representing the balance of previously deferred salary owed to him under an employment agreement with the Company. During the nine months ended September 30, 2017, our Company paid $151,700 to Dr. Feinstein representing a portion of previously deferred salary owed to him under the employment agreement. During the five month period ended May 31, 2018, Dr. Feinstein deferred $35,400 of salary. During the nine month period ended September 30, 2017, Dr. Feinstein deferred $63,800 of salary. In June 2018, the periodic salary payments provided for in Dr. Feinstein’s employment agreement resumed. At September 30, 2018, there was no remaining deferred salary owed to Dr. Feinstein. There was no interest payable on the deferred salary.

Note 8. Earnings per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by our Company with related proceeds. For the three months and nine months ended September 30, 2018, the number of incremental common shares resulting from the assumed conversion of warrants was 395,910 and 360,568, respectively. For the three months and nine months ended September 30, 2017, the number of incremental common shares resulting from the assumed conversion of warrants was 297,448 and 292,619, respectively.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of our Company’s total revenues were:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Customer A	49%	48%	20%	43%
Customer B	22%	27%	64%	25%
Customer C	11%	4%	6%	9%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30,	December 31,
	2018	2017
Customer A	11%	14%
Customer B	81%	47%
Customer C	4%	15%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
North America	$208,400	$181,800	$2,067,700	$493,600
South America	–	1,500	1,500	1,500
Europe	100	100	200	300
Asia	352,900	211,600	791,100	585,800
Australia	–	7,400	–	22,200
	$561,400	$402,400	$2,860,500	$1,103,400

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

Revenues for the third quarter of 2018 were $561,400 compared to $402,400 in the third quarter of 2017, an increase of $159,000, or approximately 40%. Licenses, royalties and fees decreased by $3,000, or approximately 2%, to $175,200 in the third quarter of 2018 from $178,200 in the third quarter of 2017. The decrease in licenses, royalties and fees is due primarily to lower licensing revenue from three licensees offset in part by higher royalties from two licensees in the entertainment and toy products market. We cannot assure you that we will continue to obtain higher royalties on an ongoing basis from licensees in the entertainment and toy products market, especially upon the occurrence of an economic downturn or other unfavorable conditions.

Product and other sales increased by $162,000, or approximately 72%, to $386,200 in the third quarter of 2018 from $224,200 in the third quarter of 2017. Sales of ink increased in the third quarter of 2018 compared to the third quarter of 2017 due primarily to higher ink shipments to third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market and higher ink shipments to our Company’s licensees in the retail receipt and document fraud market. In the third quarter of 2018, our Company derived revenues of approximately $485,700 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $344,900 in the third quarter of 2017.

For the first nine months of 2018, revenues were $2,860,500, representing an increase of $1,757,100, or approximately 159%, from revenues of $1,103,400 in the first nine months of 2017. Revenues in the first nine months of 2018 included, in accordance with ASU 214-09, Revenue from Contracts with Customers (“Topic 606”), revenue of $1,521,700 representing the present value of guaranteed royalty payments that will be payable over a four-year period beginning in the third quarter of 2019 as a result of an amendment to a license agreement with a licensee that, in addition to expanding the technologies that our licensee is permitted to market, provides for a four year extension to the license agreement beginning in July 2019. Since the performance obligation is to grant the license for the use of certain patented ink technology as it exists at the time that it is granted, the promise to grant the license is a performance obligation satisfied at a point in time in accordance with Topic 606. Previously, we recognized revenue from licenses and royalties on a straight-line basis over the term of the related license agreement. Licenses, royalties and fees increased by $1,536,800, or approximately 328%, to $2,005,700 in the first nine months of 2018 from $468,900 in the first nine months of 2017. The increase in licenses, royalties and fees in the first nine months of 2018 compared to the first nine months of 2017 is due primarily to the adoption of Topic 606 described above. See “Plan of Operation, Liquidity and Capital Resources” and “Note 2 to our Condensed Financial Statements” for comparative information on the impact of the adoption of Topic 606 to our Company’s condensed financial statements.

Product and other sales increased by $220,300, or approximately 35%, to $854,800 in the first nine months of 2018 from $634,500 in the first nine months of 2017. Sales of ink increased in the nine months of 2018 compared to the first nine of 2017 due primarily to higher ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market and higher ink shipments to our Company’s licensees in the retail receipt and document fraud market. Our Company derived revenues of approximately $2,661,700 from licensees and their authorized printers in the entertainment and toy products market in the first nine months of 2018 compared to revenues of approximately $932,600 in the first nine months of 2017. The increase in revenues from our licensees and their authorized printers in the entertainment and toy products market in the first nine months of 2018 compared to the first nine months of 2017 is due primarily to the adoption of Topic 606.

Our Company’s gross profit increased to $388,400 in the third quarter of 2018, or approximately 69% of revenues, from $296,800 in the third quarter of 2017 or approximately 74% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in the third quarter of 2018 compared to the third quarter of 2017 results primarily from higher product and other sales offset in part by lower gross revenues from licenses, royalties and fees in the third quarter of 2018 compared to the third quarter of 2017.

For the first nine months of 2018, gross profit was $2,452,700, or approximately 86% of revenues, compared to $783,700, or approximately 71% of revenues, in the first nine months of 2017. The higher gross profit in the first nine months of 2018 compared to the first nine months of 2017 results primarily from both higher licenses, royalties and fees due to the adoption of Topic 606 and higher gross revenues from product and other sales in the first nine months of 2018 compared to the first nine months of 2017.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 80% in the third quarter of 2018 compared to approximately 87% in the third quarter of 2017 and increased to approximately 96% of revenues from licenses, royalties and fees in the first nine months of 2018 from approximately 85% in the first nine months of 2017.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 64% of revenues in the third quarter of 2018 compared to approximately 63% of revenues in the third quarter of 2017. For the first nine months of 2018, the gross profit, expressed as a percentage of revenues, increased to approximately 62% of revenues from product and other sales compared to approximately 61% of revenues from product and other sales in the first nine months of 2017.

Research and development expenses of $38,100 and $111,300 in the third quarter and first nine months of 2018, respectively, were comparable to $36,300 and $109,200 in the third quarter and first nine months of 2017, respectively.

Sales and marketing expenses increased to $74,600 in the third quarter of 2018 from $67,200 in the third quarter of 2017 and to $313,200 in the first nine months of 2018 from $187,900 in the first nine months of 2017. The increase in the third quarter of 2018 compared to the third quarter of 2017 is due primarily to higher commission expense on the higher level of sales in the third quarter of 2018 compared to the third quarter of 2017. The increase in the first nine months of 2018 compared to the nine months of 2017 is due primarily to higher commission expense related a higher level of revenues in the first nine months of 2018 compared to the first nine months of 2017 including the additional revenue generated as a result of the adoption of Topic 606 in the first nine months of 2018.

General and administrative expenses decreased in the third quarter of 2018 to $73,400 from $80,400 in the third quarter of 2017. In the first nine months of 2018, general and administrative expenses increased to $277,600 from $240,000 in the first nine months of 2017. The decrease in third quarter of 2018 compared to the third quarter of 2017 is due primarily to lower fees in the third quarter of 2018 compared to the third quarter of 2017. The increase in the first nine months of 2018 compared to the first nine months of 2017 is due primarily to higher patent related expenses and higher legal expenses in the first nine months of 2018 compared to the first nine months of 2017.

Other income (expenses) in the third quarter and first nine months of 2018 and 2017 included interest on convertible debentures held by nine investors and, in the third quarter and first nine months of 2017, interest on an unsecured loan from an individual. Also included in other income (expenses) is accretion of debt discounts in the first quarter of 2017 related to the extension of the maturity dates of $33,300 of convertible debentures.

Income taxes in the third quarter and first nine months of 2018 result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net income of $1,100 in the third quarter of 2018 compared to net income of $109,800 in the third quarter of 2017 resulted primarily from higher gross profit on a higher level of revenues in the third quarter of 2018 compared to the third quarter of 2017 offset in part by income taxes resulting from a change in Pennsylvania tax law. The net income of $1,544,400 in the first nine months of 2018 compared to net income of $224,200 in the first nine months of 2017 resulted primarily from a higher gross profit on a higher level of revenues in the first nine months of 2018 compared to the first nine months of 2017 related to the adoption of Topic 606 and no accretion of debt discounts in the first nine months of 2018 as there was in the first nine months of 2017 offset in part by higher overhead expenses in the first nine months of 2018 compared to the first nine months of 2017 and income taxes resulting from a change in Pennsylvania tax law.

Plan of Operation, Liquidity and Capital Resources

During the first nine months of 2018, our Company’s cash decreased to $286,300 at September 30, 2018 from $360,400 at December 31, 2017. During the first nine months of 2018, our Company used $73,600 to fund its operating activities and $500 for capital equipment purchases.

During the first nine months of 2018, our Company’s revenues increased approximately 159% to $2,860,500 in the first nine months of 2018 from $1,103,400 in the first nine months of 2017 of which 21%, or $235,500 is attributable to historical operations and 138%, or $1,521,600, to the adoption of Topic 606.

Our total overhead expenses and our income tax expense increased in the first nine months of 2018 compared to the first nine months of 2017 and our Company’s interest expense decreased in the first nine months of 2018 compared to the first nine months of 2017. As a result of these factors, our Company generated net income of $1,544,400 in the first nine months of 2018 compared to $224,200 in first nine months of 2017. Our Company had negative operating cash flow of $73,600 during the first nine months of 2018. At September 30, 2018, our Company had positive working capital of $628,200 and stockholders’ equity of $1,855,700. For the full year of 2017, our Company had net income of $381,200 and had positive operating cash flow of $177,500. At December 31, 2017, our Company had positive working capital of $201,100 and stockholders’ equity of $215,200.

Our Company has $128,300 of convertible debentures outstanding that are due during the third quarter of 2019. During the third quarter of 2018, holders of the entire $128,300 of the convertible debentures agreed to extend the maturity dates of the convertible debentures for one year to the third quarter of 2019 with no change in the terms or conditions of the debentures. These borrowings allowed our Company to remain in operation through late 2016 when our Company’s cash flow increased significantly.

In September 2018, we exercised our option to renew our building lease for five years through April 2024.

We may need to obtain additional capital in the future to support the working capital requirements associated with our existing revenue base and to fund the potential negative impact on our profitability that could occur if our licensees experience significant declines in sales of products utilizing our Company’s technologies. We cannot assure you that we will be successful in obtaining sufficient additional capital, or if we do so, that the additional capital will enable our Company to continue to operate profitably in the future and develop new revenue sources to have a material positive effect on our Company’s operations and cash flow.

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

Our Company has received and continues to seek additional capital, in the form of debt, equity or both, to support our working capital requirements and to provide funding for other business opportunities. We cannot assure you that we will be successful in raising additional capital in the future, if needed, or that such additional capital, if obtained, will enable our Company to generate additional revenues and positive cash flow.

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

Recently Adopted Accounting Pronouncements

As of September 30, 2018 and for the period then ended, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on our Company’s financial statements.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2018, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOCOPI TECHNOLOGIES, INC.

DATE: November 14, 2018	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: November 14, 2018	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase