Form 10-K
period 2018-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2019-03-29
CIK 888981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,325,000 as of June 30, 2018.

As of March 27, 2019, there were 58,616,716 shares outstanding of the registrant’s common stock, $0.01 par value.

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

•

Anticipated levels of capital expenditures for fiscal year 2019 and beyond

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

B.

License agreement containing guaranteed minimum royalties over the initial term of the license, which have been met, with Bendon, Inc. (Bendon), an international, well-known children’s coloring and activity book publishing company that permits Bendon to exclusively market products with other characteristics that incorporate our technologies through a distinctly different channel of distribution. This four-year license agreement was completed in June 2015, replacing a previous three-year license agreement. In 2018, amendments to the license agreement were negotiated that (1) extend the license for a period of four years beginning in July 2019 containing guaranteed minimum royalty payments payable over the four-year period and (2) allow Bendon to: (a) market specific new technologies not covered in the license agreement, (b) expand certain rights relative to product content and design that were specifically excluded in the license agreement and (c) market merchandise permitted by the license through all channels of distribution, some of which were previously prohibited in the license agreement.

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

E.

License agreement with a privately-held international publisher of family products and publications based in Australia. The license originated in October 2015 and terminated in December 2018. The license agreement contained guaranteed minimum royalty payments and allowed the licensee to market certain products that incorporate specific technologies of our Company on an exclusive basis in certain countries and on a non-exclusive basis in other countries with the exclusion of the United States, Canada and Mexico. A new license containing guaranteed minimum royalty payments, allowing the licensee to market certain products that incorporate specific technologies of our Company on an exclusive basis in certain countries and on a non-exclusive basis in other countries with the exclusion of the United States, Canada and Mexico, was negotiated in November 2018. The new license, expanding the technologies that the licensee is authorized to incorporate into its products, became effective in January 2019 and terminates in October 2022. The licensee introduced products incorporating our technologies in 2016.

Certain of our license agreements with licensees contain renewal options and/or guaranteed minimum royalties, while other do not. We cannot assure you that any of our existing licenses will be renewed or will generate significant operating revenues for our Company in the future. In each of the years 2018 and 2017, we derived approximately 92% and 86%, respectively, of our total revenues from our licensees and their licensed printers in the entertainment and toy products market. We continue to pursue additional licensing opportunities for our Rub-it & Color ink technology in the large worldwide entertainment and toy products market through direct marketing efforts and attendance at trade shows. We also seek to renew existing license agreements with licensees.

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

Our COPIMARK and RUB & REVEAL technologies provide proprietary document authentication systems that are useful to businesses desiring to authenticate a wide variety of printed materials and products. Our COPIMARK system enables businesses to print invisibly on certain areas of a document. When authentication of certain documents is required, the invisible printing can be activated or revealed by use of a special highlighter pen. Other variations of the COPIMARK technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. Our RUB & REVEAL system permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area.

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

Product Revenue

The following table illustrates the approximate percentage of our Company’s total revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31,
Product Type	2018	2017

Entertainment and Toy Technologies and Products	92%	86%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	8%	14%

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

Major Customers

During 2018, we made sales or obtained revenues equal to 10% or more of our Company’s 2018 total revenues from two non-affiliated customers who individually accounted for approximately 59% and 21%, respectively, of 2018 revenues of our Company. During 2017, we made sales or obtained revenues equal to 10% or more of our Company’s 2017 total revenues from two non-affiliated customers who individually accounted for approximately 43% and 26%, respectively, of 2017 revenues of our Company.

Additional information concerning our major customers is contained in Note 13 to our Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

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

Research and Development

We have been involved in the research and development of our technologies since our inception. Although several years ago our adverse financial condition forced us to limit funding for research and development, we are presently actively conducting research and development activities in the following three areas, to the extent feasible: (1) refining our present family of products, (2) developing specific customer applications, and (3) expanding our technology into new areas of implementation. During the years ended December 31, 2018 and December 31, 2017, we expended approximately $153,200 and $146,300, respectively, on research and development. We cannot assure you that we will continue to have funds available to maintain our research and development activities at current or increased levels.

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

Financial Information about Foreign and Domestic Operations

We conduct our business operations solely within the United States; however, we have licensees and customers in Europe, South America, Asia and Australia. These licensees and customers accounted for approximately 32% of our gross revenues in 2018 and approximately 54% of our gross revenues in 2017. Additional information concerning our foreign and domestic operations is contained in Note 13 to our Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

Item 1A.

Risk Factors

Our Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond its control. These risks could cause our Company’s actual operating and financial results to differ materially from those expressed in its forward-looking statements, including the risks described below and the risks identified in other documents which are filed and furnished with the United States Securities and Exchange Commission.

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

Dependence on Major Customers. We are dependent on our licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of our licensees to maintain at least current levels of sales of products utilizing our technologies could adversely affect our operating results and cash flow. To the extent that our licensees are adversely affected by negative economic conditions, our revenues may also be negatively impacted. We derive a significant percentage of our revenues through licensing relationships with two major customers. Revenues obtained directly from these customers and indirectly, through the customers’ third party licensed printers, equaled approximately 90% of our Company’s revenues in 2018. Receivables from these two licensees and their third party authorized printers were approximately 96% of our Company’s net accounts receivable at December 31, 2018. One of the license agreements expires in 2023 and contains guaranteed minimum royalties, which historically are met. The other license agreement expires in 2022. Both license agreements contain renewal options; but there can be no assurances that one or both of the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for our Company in the future.

Possible Inability to Develop New Business. Our management believes that any significant improvement in our Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources. Our Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its research and development activities, both of which are limited. We cannot assure you that the resources that our Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to maintain positive operating cash flow in the future.

Inability to Obtain Raw Materials and Products for Resale. Our Company’s adverse financial condition in years prior to 2016 has required it from time to time to significantly defer payments due to (i) vendors who supply raw materials and other components of its security inks, (ii) providers of professional and other services and (iii) certain employees to whom salary and sales commissions are owed. As a result, the Company is required to pay cash in advance of shipment to certain of its suppliers. The inability to obtain materials on a timely basis and the possibility that certain vendors may permanently discontinue supplying our Company with needed products and services may result in delayed shipments to customers and further impact our Company’s ability to service its customers, thereby adversely affecting our Company’s relationships with its customers and licensees. We cannot assure you that our Company will be able to maintain its vendor relationships in an acceptable manner.

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

Volatility of Stock Price. The market price for our common stock has historically experienced significant fluctuations and may continue to do so. With the exception of 2007, 2013, 2014 and 2016 through 2018 from its inception, our Company has operated at a loss and it has not produced revenue levels traditionally associated with publicly-traded companies. Our common stock is not listed on a national or regional securities exchange and, consequently, our Company receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow our stock and it is thinly traded. The market price for our common stock may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of our Company’s common stock.

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

Economic Conditions. Our Company’s revenue is susceptible to changes in general economic conditions. Our sales, liquidity and overall results of operations may be negatively affected by decreasing consumer confidence, slowdowns in consumer spending or other downturns in the U.S. economy as a whole or in any geographic markets from which we derive revenue. In addition, these factors may result in decreased customer and licensee demand for our products and may negatively impact our ability to develop new customers and licensees. Due to uncertainties surrounding the worldwide economy, we are unable to predict the effect of such conditions on our customers and licensees. Consequently, we cannot predict the scope or magnitude of the negative effect resulting from ongoing global financial uncertainties or economic slowdowns.

Potential undetected material weakness in internal controls. Our annual report does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our Company to provide only management’s attestation in this annual report. As a result, a material weakness in our internal controls may remain undetected for a longer period.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our corporate headquarters, research and ink production facilities are located at 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406. These premises consist of approximately 6,100 square feet of leased space. Our lease commenced in January 2014 and, after we exercised our option for a five-year extension during 2018, now expires in April 2024. Current monthly rent under this lease is $4,084; this amount escalates an amount of approximately three percent each year. In addition to rent, we are also responsible for our pro-rata share of the operating costs of the building.

We incurred leasehold improvement expenditures of approximately $19,700 through March 27, 2019, and we believe that additional leasehold improvement expenditures will not be significant. We consider this space adequate for our current needs and additional space is available as needed.

Item 3.

Legal Proceedings

None.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities

Market Information

Our common stock is traded on the OTC Pink tier of the over-the-counter (“OTC”) market under the symbol "NNUP". Investors can find Real-Time quotes and market information on our Company on www.otcmarkets.com. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Shareholders

As of March 27, 2019, there were approximately 540 holders of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

Our Company does not pay any cash dividends on its commons stock. Our Business Loan Agreement with Santander Bank, N.A. restricts our ability to pay cash dividends on our common stock and it will continue to do so for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

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

Comparison of the Years ended December 31, 2018 and 2017

Revenues for 2018 were $3,341,700, an increase of approximately 113%, or $1,774,800, from $1,566,900 in 2017. Revenues in 2018 included, in accordance with ASU 214-09, Revenue from Contracts with Customers (“Topic 606”), revenue of $1,521,700 representing the present value of guaranteed royalty payments that will be payable over a four-year period beginning in the third quarter of 2019 as a result of an amendment to a license agreement with a licensee that, in addition to expanding the technologies that our licensee is permitted to market, provides for a four year extension to the license agreement beginning in July 2019. Since the performance obligation is to grant the license for the use of certain patented ink technology as it exists at the time that it is granted, the promise to grant the license is a performance obligation satisfied at a point in time in accordance with Topic 606. Previously, we recognized revenue from licenses and royalties on a straight-line basis over the term of the related license agreement.

Licenses, royalties and fees increased in 2018 by approximately 234%, or $1,571,900, to $2,242,500 from $670,600 in 2017. The increase in licenses, royalties and fees in 2018 compared to 2017 is due primarily to the adoption of Topic 606 described above. See “Plan of Operation, Liquidity and Capital Resources” and “Note 2 to our Financial Statements” for comparative information on the impact of the adoption of Topic 606 to our Company’s financial statements.

Product and other sales increased by $202,900, or approximately 23%, to $1,099,200 in 2018 from $896,300 in 2017. The higher level of ink sales in 2018 compared to 2017 is due primarily to higher ink requirements of the licensed third-party printers used by the Company’s licensees in the entertainment and toy products market. Sales of ink to the licensed printers of its licensees in the entertainment and toy products market were approximately $176,700 higher in 2018 compared to 2017. Sales of security ink to the Company’s licensees in the retail receipt and document fraud market increased by approximately $10,300 in 2018 compared to 2017.

Our Company derived $3,076,900, or approximately 92% of total revenues, from licensees and their licensed printers in the entertainment and toy products market in 2018 compared to $1,340,500, or approximately 86% of total revenues, in 2017. The increase in revenues from our licensees and their authorized printers in the entertainment and toy products market in 2018 compared to 2017 is due primarily to the adoption of Topic 606. Our Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by marketplace reaction to the new and improved products, economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. We cannot assure you that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions currently being experienced worldwide.

Gross profit increased to $2,780,500, or approximately 83% of revenues, in 2018 from $1,123,800, or approximately 72% of revenues, in 2017. The higher gross profit in 2018 compared to 2017 results primarily from both higher licenses, royalties and fees due to the adoption of Topic 606 and higher gross revenues from product and other sales 2018 compared to 2017.

Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in 2018 compared to 2017 reflects higher gross revenues from licenses, royalties and fees and from product and other sales in 2018 compared to 2017.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Due primarily to the higher revenues in 2018 compared to 2017, the gross profit from licenses, royalties and fees increased to approximately 95% of revenues from licenses, royalties and fees in 2017 from approximately 86% in 2017.

Gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. Due to changes in mix of products sold and increases in the prices of certain raw materials, the gross profit from product and other sales decreased to approximately 59% of revenues in 2018 from approximately 61% of revenues in 2017.

Research and development expenses were $153,200 in 2018 compared to $146,300 in 2017. The increase in 2018 compared to 2017 resulted primarily from higher employee salary and benefit expenses in 2018 compared to 2017.

Sales and marketing expenses were $387,300 in 2018 compared to $253,600 in 2017. The increase 2018 compared to 2017 is due primarily to higher commission expense related a higher level of revenues in 2018 compared to 2017 including the additional revenue generated as a result of the adoption of Topic 606 in 2018.

General and administrative expenses increased to $369,400 in 2018 from $317,600 in 2017. The increase in 2018 compared to 2017 is due primarily to higher patent related expenses and higher legal expenses in 2018 compared to 2017.

Other income (expenses) in 2018 and 2017 included interest on convertible debentures held by nine investors and, in 2017, interest on an unsecured loan from an individual. Also included in other income (expenses) is accretion of debt discounts in 2017 related to the extension of the maturity dates of $33,300 of convertible debentures.

Income taxes in 2018 resulted from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

Our net income of $1,655,400 in 2018 compared to net income of $381,200 in 2017 resulted primarily from a higher gross profit on a higher level of revenues in 2018 compared to 2017 related to the adoption of Topic 606 and no accretion of debt discounts in 2018 as there was in 2017 offset in part by higher overhead expenses in 2018 compared to 2017 and income taxes resulting from a change in Pennsylvania tax law.

Our management does not believe that inflation and changing prices have had a significant effect on our revenues and results of operations during the years ended December 31, 2018 and December 31, 2017.

Plan of Operation, Liquidity and Capital Resources

Our cash increased to $400,800 at December 31, 2018 from $360,400 at December 31, 2017. During 2018, our Company generated $40,900 from its operating activities and used $500 for capital equipment.

Our Company’s revenues increased approximately 113% to $3,341,700 in 2018 from $1,566,900 of 2017 of which 11%, or $180,400 is attributable to historical operations and 102%, or $1,594,400, to the adoption of Topic 606.

Our total overhead expenses and our income tax expense increased in 2018 compared to 2017 and our Company’s interest expense decreased in 2018 compared to 2017. As a result of these factors, our Company generated net income of $1,655,400 in 2018 compared to $381,200 in 2017. Our Company had positive operating cash flow of $40,900 in 2018. At December 31, 2018, our Company had working capital of $810,500 and stockholders’ equity of $1,966,700. For the full year of 2017, our Company had net income of $381,200 and had positive operating cash flow of $177,500. At December 31, 2017, our Company had working capital of $201,100 and stockholders’ equity of $215,200.

In 2017, our Company repaid the entire $10,000 of short-term loans that had been outstanding at January 1, 2017 and presently has no short-term loans outstanding. Our Company has $128,300 of convertible debentures outstanding that are due during the third quarter of 2019. These borrowings allowed our Company to remain in operation through late 2016 when the Company’s cash flow increased significantly.

In September 2018, our common stock private placement was extended to December 31, 2019 by our Company’s Board of Directors.

In November 2018, our Company obtained a $150,000 revolving line of credit with a bank to provide a source of working capital, if required.

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

Our Company maintains its presence in the retail loss prevention market and expects that revenue growth in this market can be achieved through increased security ink sales to its licensees in this market. We will continue to adjust our production and technical staff as necessary and, subject to available financial resources, invest in capital equipment needed to support potential growth in ink production requirements beyond our current capacity. Additionally, we will pursue opportunities to market our current technologies in specific security and non-security markets. We cannot assure you that these efforts will enable our Company to generate additional revenues and positive cash flow.

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

Contractual Obligations

We conduct our operations in leased facilities under a non-cancelable operating lease expiring in 2024. Future minimum lease payments under this operating lease at December 31, 2018 are: $50,000 – 2019; $51,600 – 2020; $53,100 – 2021; $54,600 – 2022; $56,200 – 2023 and $18,900 – 2024. Total rental expense under operating leases was $45,100 in each of the years ended December 31, 2018 and December 31, 2017.

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

In May 2014 and April 2016, the FASB issued ASU No. 2014-09 and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will supersede current revenue recognition guidance which is effective for our Company on January 1, 2018. Under the new standard, our Company may be required to recognize revenue from license fees at the point in time when the license is granted as opposed to the recognition as earned over the license term which has been our historical practice. See Note 2, under the caption Revenues.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The adoption on January 1, 2018 of the amendments in this Update did not have a material impact on its financial statements.

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. The amendments in this Update relieve businesses and organizations from having to present prior comparative years’ results when they adopt the new standard. It also lets landlords and other lessors avoid breaking out the parts of a rental contract that are not specifically being leased, such as the cost of snow removal services, and account for them separately from the base rent. The amendments in this Update are the same as the effective dates and transition requirements in ASU No. 2016-02, Leases.

Our Company is in the process of evaluating the above ASUs and estimating lease liabilities and corresponding right-of-use assets as of January 1, 2019.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our Company’s internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our Company to provide only management’s attestation in this annual report.

Changes in Company Internal Controls

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.

Other Information

On November 28, 2018, our Company entered into a Business Loan Agreement (“Loan Agreement”) with Santander Bank, N.A. (the “Bank”) for a $150,000 revolving line of credit (the “Credit Line”) to provide our Company with a source of working capital, if required. The Credit Line is secured by all the assets of our Company, including intellectual property, and bears interest at the Bank’s prime rate for a period of one year and its prime rate plus 1.5% thereafter. The Credit Line is subject to an annual review and quiet period.

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Line, our Company is required to pay to the Bank an annual renewal fee of $250. The Credit Line matures on November 28, 2019 (“Maturity Date”), which will automatically extend for one year, and from year to year, so long as the Bank does not give to our Company notice of maturity at least sixty (60) days prior to the then effective Maturity Date.

The Loan Agreement requires our Company to (i) maintain its primary depository account(s) with the Bank throughout the term of the loan; and (ii) during each twelve (12) month period that the loan is outstanding (including the initial 12 months), our Company is required to pay down the outstanding balance of principal and accrued interest and refrain from requesting advances such that the outstanding balance does not exceed 40% of the face amount of the note underlying the loan for a period of 30 consecutive days.

The Loan Agreement and ancillary documents (promissory note and commercial security agreement) include customary affirmative covenants for secured transactions of this type, including maintaining adequate books and records, periodic financial reporting, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, and notice of adverse events. The Loan Agreement and ancillary documents include customary negative covenants, including incurrence of other indebtedness, mergers, consolidations and transfers of assets and liens on assets of our Company. The Loan Agreement and ancillary documents include customary events of default, including payment defaults, failure to perform or observe terms, covenants or agreements included in the Loan Agreement and ancillary documents, insolvency and bankruptcy defaults, judgment defaults, material adverse change defaults, and change of management defaults.

A copy of the Loan Agreement, which includes the ancillary documents is attached hereto as Exhibit 10.11 and is incorporated herein by reference. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the attached Loan Agreement.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Director Term*

Michael A. Feinstein, M.D.	72	Chair of the Board of Directors; Chief Executive Officer	1 year/Expires 2018
Terry W. Stovold	56	Chief Operating Officer	—
Rudolph A. Lutterschmidt	72	Vice President and Chief Financial Officer	—
Herman M. Gerwitz	65	Director	1 year/Expires 2018
Richard Levitt	62	Director	1 year/Expires 2018
Marc Rash	70	Director	1 year/Expires 2018
Philip B. White	80	Director	1 year/Expires 2018

———————

*

The term of office of each of the Directors is one (1) year, which continues until his successor has been elected and qualified.

Business experience of directors, executive officers, and significant employees

Michael A. Feinstein, M.D., 72, has served as our Chairman of the Board of Directors since December 1999 and our Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than thirty years, serving for more than twenty-five years as the President of a group medical practice which includes two physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle University and his M.D. from Jefferson Medical College. He has represented our Company in numerous licensing negotiations, governmental meetings and capital raises. The Board of Directors believes that Dr. Feinstein’s considerable personal experience as a business owner and investor in publicly traded businesses makes him well suited to serve as a member of our Board of Directors.

Terry W. Stovold, 56, has served as our Chief Operating Officer since July 2014, and has been employed by our Company for more than thirty years. Mr. Stovold previously served as our Company’s Director of Operations and Sales. Mr. Stovold received a Forestry Technician College degree from Algonquin College in Pembroke, Ontario, Canada and studied business at McGill University in Montreal, Canada. He holds numerous U.S. and foreign patents in the fields of printing technology and printing inks.

Rudolph A. Lutterschmidt, 72, has served as our Vice President and Chief Financial Officer since 1992, serving in this capacity on a part-time basis since January 2000. Mr. Lutterschmidt has been a consultant to several southeast Pennsylvania businesses. He is a graduate of Syracuse University.

Herman M. Gerwitz, CPA, 65, has served as our director since May 2005. He is presently the Treasurer of Keystone Property Group. Mr. Gerwitz has been with Keystone full time since 1998 and has been responsible for all the financial matters of a Real Estate Development Company that has grown to over 10 million square feet of commercial real estate and a $2 billion Real Estate Fund. Prior to joining Keystone, Mr. Gerwitz spent 20 years as a partner in a public accounting firm. He received a BBA from Temple University with master’s coursework at Widener University. He has been a member of both the Pennsylvania and American Institutes of Certified Public Accountants since 1983. The Board of Directors believes that Mr. Gerwitz’ many years as a Certified Public Accountant and his subsequent business management experience make him well suited to serve as a member of our Board of Directors and to serve on the Audit Committee of the Board of Directors.

Richard Levitt, 62, has served as our director since December 1999, and has been engaged in the computer and services segment of the computer industry since 1981. In 2018, Mr. Levitt retired from Dell Computer where he was a Senior Account Executive in Pittsburgh, PA. He was in the Large Enterprise Group and was responsible for developing major accounts in Western Pennsylvania. Mr. Levitt had been with Dell since November 2005. In 2009, Mr. Levitt was awarded the “Circle of Excellence” award by Dell which is Dell’s highest corporate award given to less than 1% of its sales and support employees. In addition, he was awarded over the past three years the “Top Team Performer” and “Regional Top Performer” awards. In 1995, he participated in the founding of XiTech Corporation, a Pittsburgh, Pennsylvania-based provider of computing and computer networking hardware and network design and implementation services which in five years grew to over 100 employees and $50 million in annual sales. Since founding XiTech, Mr. Levitt served as one of its corporate principals, as a Network Consultant and as the Manager of its Network Sales Force. Mr. Levitt left XiTech in 2004. Before joining XiTech, Mr. Levitt served as a network sales executive for Digital Equipment Corporation from 1988 to 1994 and as a network consultant for TriLogic Corporation during 1994 and 1995. Mr. Levitt holds a B.S. in Marketing from Kent State University. The Board of Directors believes that Mr. Levitt’s sales and marketing experience in technology-based businesses, including start-ups and smaller businesses, makes him well suited to serve as a member of our Board of Directors.

Marc Rash, 70, has served as our director since September 2017, and is the Executive Vice President of Keystone Property Group, a Real Estate Development Company with over 10 million square feet of commercial real estate and a $2 billion Real Estate Fund. Mr. Rash, who joined Keystone in 1994, has extensive dealings with numerous lenders and investors as well as significant real estate experience, including the redevelopment of apartments, shopping centers and industrial/office space. Previously, Mr. Rash was an agent with the IRS specializing in auditing large corporations and high-net-worth individuals. Mr. Rash graduated from the University of North Carolina with a Bachelor of Science in Accounting and received his Juris Doctor degree from Delaware Law School. He is a member of the Pennsylvania Bar Association and the American Institute of Certified Public Accountants. The Board of Directors believes that Mr. Rash’s financial and legal background along with his banking and investor experience make him well suited to serve as a member of our Board of Directors.

Philip B. White, 80, has served as our director since August 2006. Mr. White is currently an international consultant in the private sector providing regulatory and industry standards advice to international companies regulated by the Food and Drug Administration, the Consumer Product Safety Commission, and the Environmental Protection Agency. He also served as a Technical Advisor and Regulatory Liaison to Nocopi from 2002 to 2005. Before establishing his own global consulting practice in 2000, Mr. White was, from 1994 to 2000, Director of Medical Device Consulting at the international firm of AAC Consulting Group (now Kendle), Rockville, MD. In 1994, Mr. White retired from a 33-year career with the U.S. Food and Drug Administration. His last FDA position was Director of the Office of Standards and Regulations in the Center for Devices and Radiological Health. Previous FDA positions included Regional Director of FDA’s enforcement activities in the Southwestern Region, Deputy FDA Assistant Commissioner for Program Coordination, and Supervisory Food and Drug Inspector. He has served on the Board of Directors of the American National Standards Institute, the Association for Advancement of Medical Instrumentation, and the Regulatory Affairs Professionals Society. He is a 1961 graduate of Wilkes University, Wilkes-Barre, PA with a B.A. Degree in Biology. He also did graduate studies in 1967 and 1968 specializing in the Federal Food Drug and Cosmetic Act at the New York University Graduate Law School in New York City. The Board of Directors believes that Mr. White’s considerable experience with consumer product safety and regulatory matters gained from his many years at the Food and Drug Administration makes him well suited to serve as a member of our Board of Directors.

The terms of all current directors expire at the 2019 annual meeting of stockholders of our Company.

Changes to Director Nomination Procedures

On March 8, 2019 our Board of Directors amended and restated our Company’s bylaws in their entirety. Our amended and restated bylaws contain new procedures by which security holders may recommend nominees to our Board of Directors. These new procedures are contained in Sections 2.13 and 2.14 of our amended and restated bylaws.  A copy of our amended and restated bylaws is attached hereto as Exhibit 3.2 and is incorporated herein by reference. The foregoing discussion does not purport to be complete and is qualified in its entirety by reference to the attached amended and restated bylaws.

Audit Committee Financial Expert

Our Company has established a standing audit committee in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934 that makes recommendations to our Company’s Board of Directors regarding the selection of an independent registered public accounting firm, reviews the results and scope of the Company’s audits and other accounting-related services and reviews and evaluates the Company’s internal control functions. The audit committee does not presently have a written charter. The audit committee is comprised of Michael A. Feinstein, M.D., its Chairman of the Board, and Herman M. Gerwitz, CPA. The Board of Directors has determined that Mr. Gerwitz is an “audit committee financial expert” as currently defined under the SEC rules implementing Section 407 of the Sarbanes Oxley Act of 2002 and that Mr. Gerwitz meets the criteria for independence as defined by the SEC.

Code of Ethics

Our Company has adopted a Code of Ethics that applies to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and persons performing similar functions. A copy of our Company’s Code of Ethics is incorporated by reference to Exhibit 14.1 of this report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11.

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our Named Executives for the fiscal years ended December 31, 2018 and 2017.

Summary Compensation Table

				All other
		Salary	Bonus	compensation	Total
Name and principal position	Year	($)	($)	($)	($)
(a)	(b)	I	(d)	(g)	(h)

Michael A. Feinstein, M.D.	2018	85,000	2,500	—	87,500
CEO, Pres. Chmn. Of the Board (1)	2017	85,000	2,000	—	87,000

Terry W. Stovold	2018	75,000	2,500	230,500	308,000
Chief Operating Officer (2)	2017	75,000	4,000	105,100	184,100

———————

1.

Dr. Feinstein entered into a written employment agreement effective June 1, 2008 under which he serves as President and Chief Executive Officer of our Company for an initial term of three years with successive one year renewal terms. In accordance with the terms of the employment agreement, the employment agreement renewed on December 1, 2018 for a period of one year effective June 1, 2019. The employment agreement provides for an annual base salary of $85,000 which may be increased annually at the discretion of the Board of Directors and an annual performance bonus determined by the Board of Directors. In certain situations, including a change in control, Dr. Feinstein may be eligible to receive his base salary for a period of up to twelve months following the termination of employment. The employment agreement prohibits him from competing with our Company during the term of this agreement and for two years after the termination of his employment with our Company. In the year ended December 31, 2017, Dr. Feinstein deferred $85,000 of salary owed to him for that year. At December 31, 2017, Dr. Feinstein was owed $200,000 of salary that was deferred by him. The $200,000 deferred salary was paid to him during the year ended December 31, 2018. At December 31, 2018, there was no remaining deferred salary owed to Dr. Feinstein.

2.

Mr. Stovold entered into a written employment agreement effective April 1, 2011 under which he served as our Company’s Director of Operations and Sales for an initial term of three years with successive one-year renewal terms. The employment agreement provides for a base salary set by the Company’s Board of Directors, which is currently set at $75,000 per year beginning on January 1, 2012, along with a commission of seven percent on sales generated by his efforts. The amount in column (g) reflects Mr. Stovold’s commissions on sales. In certain situations, including but not limited to a change in control, Mr. Stovold may be eligible to receive his base salary for a period of up to six months following the termination of employment. The employment agreement prohibits him from competing with our Company during the term of the agreement and for one year after the termination of his employment with our Company. At December 31, 2018, Mr. Stovold was owed approximately $144,100 of commissions payable through 2023 related to sales realized in 2018 through his efforts of which approximately $35,700 is currently payable. In July 2014, our Company’s Board of Directors appointed Mr. Stovold Chief Operating Officer of our Company. There were no changes to the employment agreement with Mr. Stovold resulting from this appointment.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table summarizes compensation earned by our Company’s directors for the year ended December 31, 2018. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of our Company.

	Fees
	earned				Nonqualified
	or			Nonequity	deferred
	paid in	Stock	Option	incentive plan	compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Michael A. Feinstein, M.D. (1)	—	—	—	—	—	—	—
Herman M. Gerwitz (2)	2,500	—	—	—	—	—	2,500
Richard Levitt	2,500	—	—	—	—	—	2,500
Marc Rash	2,500	—	—	—	—	—	2,500
Philip B. White	2,500	—	—	—	—	—	2,500

———————

1.

Serves as an executive officer and a director, but receives no additional compensation for serving as a director.

2.

At December 31, 2018, Mr. Gerwitz held 26,665 warrants that became exercisable in July 2016.

Compensation Policies and Practices as They Relate to Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2018, the stock ownership of (1) each person or group known to our Company to beneficially own 5% or more of our common stock and (2) each director and Named Executive (as set forth in Item 11. Executive Compensation) individually, and (3) all directors and executive officers of our Company as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406.

Common Stock

Name of Beneficial Owner	Number Of Shares Beneficially Owned	Percentage of Class (1)(2)
5% Stockholders
SRK Fund I, LP Group 415 Ashurst Ave. Secane, PA 19018 (3)	12,379,125	21.1%
Philip N. Hudson 415 Ashurst Ave. Secane, PA 19018 (3)	5,637,918	9.6%
Ross Campbell 415 Ashurst Ave. Secane, PA 19018 (3)	3,264,457	5.6%
Westvaco Brand Security, Inc. One High Ridge Park Stamford, CT 06905 (4)	3,917,030	6.7%

Directors, Officers and Named Executive
Michael A. Feinstein, M.D. (5)	3,752,083	6.4%
Herman M. Gerwitz (6)	630,214	1.1%
Richard Levitt	299,000	*
Marc Rash (7)	208,333	*
Philip B. White (8)	311,245	*
Terry W. Stovold	12,000	*
All Executive Officers and Directors as a Group (7 individuals)	5,213,475	8.9%

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

(2)

Based on 58,616,716 shares of common stock outstanding on March 27, 2019.

(3)

Based upon a Schedule 13D/A filed December 20, 2018. SRK Fund I, LP, SRK Capital, LLC and Sean Kirkwood have shared voting power and shared dispositive power over 1,244,500 shares, Philip N. Hudson has sole voting power and sole dispositive power over 5,637,918 shares, Ross Campbell has sole voting power and sole dispositive power over 3,264,457 shares, Stanley Knowlton has sole voting power and sole dispositive power over 703,500 shares and Ward Carey has sole voting power and sole dispositive power over 1,528,750 shares.

(4)

Based upon a Schedule 13D filed on March 14, 2001.

(5)

Includes 940,474 shares held by a pension plan of which Dr. Feinstein is the trustee and 1,443,868 shares held in an IRA.

(6)

Includes 50,000 shares held by a trust on behalf of a child of Mr. Gerwitz, 72,500 shares held by a child of Mr. Gerwitz, 6,000 shares held in an IRA and 26,665 presently exercisable warrants.

(7)

Held in an IRA.

(8)

Includes 17,000 shares held by Mr. White’s wife.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II – Item 5 of this report.

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

Director Independence

Although we are currently traded on the Over-the-Counter Markets, our Board of Directors has reviewed each of the Directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an Executive Officer or employee of our Company or any other individual having a relationship which, in the opinion of our Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.’ Our Board of Directors has affirmatively determined that four of our directors, Herman M. Gerwitz, Richard Levitt, Marc Rash and Philip B. White are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. One member of our Board of Directors, Michael A. Feinstein, M.D., is not an independent director pursuant to the standards described above.

Our audit committee is comprised of Michael A. Feinstein, M.D. and Herman M. Gerwitz, CPA. Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the years ended December 31, 2018 and December 31, 2017 for professional services rendered by Morison Cogen, LLP for the audit of our Company’s annual financial statements and review of financial statements included in our Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $42,000 for the year ended December 31, 2018 and $42,000 for the year ended December 31, 2017.

Audit-Related Fees

Fees billed for the years ended December 31, 2018 and December 31, 2017 for assurance and related services rendered by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of our Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2018 and $0 for the year ended December 31, 2017.

Tax Fees

Fees billed for the years ended December 31, 2018 and December 31, 2017 for tax compliance, tax advice and tax planning services rendered by Morison Cogen, LLP were $3,000 for the year ended December 31, 2018 and $3,000 for the year ended December 31, 2017.

All Other Fees

Fees billed for the years ended December 31, 2018 and December 31, 2017 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for the year ended December 31, 2018 and $0 for the year ended December 31, 2017.

Audit Committee Approval

Our Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by our Company’s audit committee.

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

NOCOPI TECHNOLOGIES, INC.

Date: March 29, 2019	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2019
Michael A. Feinstein, M.D.

/s/ Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 29, 2019
Rudolph A. Lutterschmidt

/s/ Herman M. Gerwitz	Director	March 29, 2019
Herman M. Gerwitz

/s/ Richard Levitt	Director	March 29, 2019
Richard Levitt

/s/ Marc Rash	Director	March 29, 2019
Marc Rash

/s/ Philip B. White	Director	March 29, 2019
Philip B. White

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nocopi Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nocopi Technologies, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue as a result of the adoption of Accounting Standards Codification Topic 606 Revenue from Contracts with Customers, effective January 1, 2018, under the modified retrospective method.

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

Blue Bell, Pennsylvania

March 29, 2019

Nocopi Technologies, Inc.

Balance Sheets*

	December 31
	2018	2017
Assets

Current assets
Cash	$400,800	$360,400
Accounts receivable less $5,000 allowance for doubtful accounts	579,000	292,100
Inventory	133,500	110,600
Prepaid and other	43,600	35,300
Total current assets	1,156,900	798,400

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	185,400	184,900
	205,100	204,600
Less: accumulated depreciation and amortization	197,600	190,500
	7,500	14,100
Other assets
Long-term receivables	1,352,200	–
Total assets	$2,516,600	$812,500

Liabilities and Stockholders’ Equity

Current liabilities
Convertible debentures	$128,300	$128,300
Accounts payable	16,500	4,900
Accrued expenses	163,000	364,700
Income taxes	38,600	–
Deferred revenue	–	99,400
Total current liabilities	346,400	597,300

Other liabilities
Accrued expenses, non-current	94,700	–
Deferred income taxes	108,800	–
	203,500	–

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, $1.00 par value
Authorized – 300,000 shares
Issued and outstanding – none	–	–
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 58,616,716 shares	586,200	586,200
Paid-in capital	12,440,000	12,440,000
Accumulated deficit	(11,059,500)	(12,811,000)
	1,966,700	215,200
Total liabilities and stockholders’ equity	$2,516,600	$812,500

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Operations*

.	Years ended December 31
	2018	2017
Revenues
Licenses, royalties and fees	$2,242,500	$670,600
Product and other sales	1,099,200	896,300
	3,341,700	1,566,900

Cost of revenues
Licenses, royalties and fees	115,400	96,500
Product and other sales	445,800	346,600
	561,200	443,100
Gross profit	2,780,500	1,123,800

Operating expenses
Research and development	153,200	146,300
Sales and marketing	387,300	253,600
General and administrative	369,400	317,600
	909,900	717,500
Net income from operations	1,870,600	406,300

Other income (expenses)
Interest income	2,900	500
Interest expense, bank charges and accretion of interest	(12,300)	(25,600)
	(9,400)	(25,100)
Net income before income taxes	1,861,200	381,200
Income taxes	205,800	–
Net income	$1,655,400	$381,200

Net income per common share
Basic	$.03	$.01
Diluted	$.03	$.01

Weighted average common shares outstanding
Basic	58,616,716	58,603,441
Diluted	58,980,420	58,895,173

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statement of Stockholders’ Equity (Deficiency)*

For the Period January 1, 2017 through December 31, 2018

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2017	58,599,016	$586,000	$12,426,600	$(13,192,200)	$(179,600)

Debt discount to convertible debentures			13,200		13,200

Exercise of warrants	17,700	200	200		400

Net income				381,200	381,200
Balance – December 31, 2017	58,616,716	586,200	12,440,000	(12,811,000)	215,200

Cumulative effect of accounting change at January 1, 2018, Note 2				96,100	96,100

Net income				1,655,400	1,655,400
Balance – December 31, 2018	58,616,716	$586,200	$12,440,000	$(11,059,500)	$1,966,700

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

	Years ended December 31
	2018	2017
Operating Activities
Net income	$1,655,400	$381,200
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,100	7,500
Deferred income taxes	108,800
Accretion of interest – convertible debentures	–	13,200
Non-current assets and liabilities – net	(1,257,500)	–
Cumulative effect of accounting change	96,100	–
	609,900	401,900

Increase in assets
Accounts receivable	(286,900)	(48,700)
Inventory	(22,900)	(39,700)
Prepaid and other	(8,300)	(5,700)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(190,100)	(123,400)
Income taxes	38,600	–
Deferred revenue	(99,400)	(6,900)
	(569,000)	(224,400)
Net cash provided by operating activities	40,900	177,500

Investing Activities
Additions to fixed assets	(500)	(6,600)
Net cash used in investing activities	(500)	(6,600)

Financing Activities
Repayment of demand loan	–	(10,000)
Exercise of warrants	–	400
Net cash used in financing activities	–	(9,600)
Increase in cash	40,400	161,300

Cash
Beginning of year	360,400	199,100
End of year	$400,800	$360,400

Cash paid for interest	$1,000	$5,800

*The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

1.

Organization of the Company

Nocopi Technologies, Inc. (the “Company”) is organized under the laws of the State of Maryland. Its main business activities are the development and distribution of document security products and the licensing of its patented reactive ink technologies for the Entertainment and Toy and the Document and Product Authentication markets in the United States and foreign countries. Our Company operates in one principal industry segment.

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

Revenues – On January 1, 2018, our Company adopted ASU 214-09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method. Results for periods beginning on or after January 1, 2018 are presented under Topic 606; however, prior period amounts are not adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition, which was in effect for those periods.

Our Company recorded a decrease to the opening balance of the accumulated deficit of $96,100 and a corresponding charge to deferred revenue as of January 1, 2018 due to the cumulative impact of the adoption of Topic 606. The disclosure of disaggregated revenue is disclosed in Note 13.

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

During the second quarter of 2018, we negotiated an amendment to a license agreement with a licensee that, in addition to expanding the technologies that the licensee is permitted to market, provides for a four year extension to the license agreement that contains guaranteed royalties payable in installments over the term of the amendment to the license agreement. Since the performance obligation is to grant the license for the use of certain patented ink technology as it exists at the time that it is granted, the promise to grant the license is a performance obligation satisfied at a point in time in accordance with Topic 606. In accordance with Topic 606, we recorded $1,521,700 net of imputed interest of licenses, royalties and fees and $106,500 of selling expenses in the year ended December 31, 2018 related to the amendment to the license agreement. The related non-current receivable and payable are recorded as other assets and other liabilities on the balance sheet.

The change in accumulated deficit on our Balance Sheet at December 31, 2018, including the aggregate impact of the change in accounting principles which was effective on January 1, 2018, was as follows:

Accumulated deficit – January 1, 2018	$(12,811,000)
Net earnings	1,655,400
Cumulative effect of accounting change at January 1, 2018	96,100
Accumulated deficit – December 31, 2018	$(11,059,500)

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

Convertible debentures, for which the embedded conversion feature does not qualify for derivative treatment, are evaluated to determine if the effective or actual rate of conversion per the terms of the convertible note agreement is below market value. In these instances, our Company accounts for the value of the beneficial conversion feature as a debt discount, which is then accreted to interest expense over the life of the related debt using the straight-line method, which approximates the effective interest method.

Stock-based payments – Our Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. Our Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the vesting period or the requisite service periods using the straight-line method. Our Company accounts for stock-based compensation awards to nonemployees in accordance with FASB ASC 505-50, "Equity- Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, our Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by our Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid in capital in stockholders’ equity over the applicable service periods. Non-employee equity based payments are recorded as an expense over the service period, as if our Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service completed. As of June 30, 2018 our Company changed its accounting policy for non-employee equity based payments by adopting FASB ASU 2018-07, which expands Topic 718 to include transactions for acquiring goods and services, from nonemployees.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

Earnings per share – Our Company follows FASB ASC 260 resulting in the presentation of basic and diluted earnings per share. Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock.

The table below presents the computation of basic and diluted weighted average common shares outstanding:

	2018	2017
Basic shares outstanding	58,616,716	58,603,441
Incremental shares from assumed conversion of warrants	363,704	291,732
Diluted shares outstanding	58,980,420	58,895,173

Comprehensive income – Our Company follows FASB ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since our Company has no items of other comprehensive income, comprehensive income is equal to net income.

Recoverability of Long-Lived Assets

Our Company follows FASB ASC 360-35, “Impairment or Disposal of Long-Lived Assets.” The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Our Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to our Company’s annual financial statements.

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

In May 2014 and April 2016, the FASB issued ASU No. 2014-09 and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will supersede current revenue recognition guidance which is effective for our Company on January 1, 2018. Under the new standard, our Company may be required to recognize revenue from license fees at the point in time when the license is granted as opposed to the recognition as earned over the license term which has been our historical practice. See Note 2, under the caption Revenues.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The adoption on January 1, 2018 of the amendments in this Update did not have a material impact on its financial statements.

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. The amendments in this Update relieve businesses and organizations from having to present prior comparative years’ results when they adopt the new standard. It also lets landlords and other lessors avoid breaking out the parts of a rental contract that are not specifically being leased, such as the cost of snow removal services, and account for them separately from the base rent. The amendments in this Update are the same as the effective dates and transition requirements in ASU No. 2016-02, Leases.

Our Company is in the process of evaluating the above ASUs and estimating lease liabilities and corresponding right-of-use assets as of January 1, 2019.

3.

Concentration of Credit Risk

Certain financial instruments potentially subject our Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivables. At December 31, 2018, our Company’s deposits with a financial institution were $150,800 in excess of the FDIC deposit insurance coverage of $250,000. There is a concentration of credit risk with respect to accounts receivable due to the number of major customers.

4.

Line of Credit

In November 2018, our Company negotiated a $150,000 revolving line of credit with a bank to provide a source of working capital, if required. The line of credit is secured by all the assets of our Company and bears interest at the bank’s prime rate for a period of one year and its prime rate plus 1.5% thereafter. The line of credit is subject to an annual review and quiet period. There have been no borrowings under the line of credit since its inception.

5.

Demand Loans

During 2017, our Company repaid the remaining $10,000 principal balance of an unsecured loan from an individual along with approximately $5,800 of accrued interest. At December 31, 2018 and December 31, 2017, our Company had no demand loans outstanding.

6.

Convertible Debentures

At December 31, 2018, our Company had convertible debentures totaling $128,300 outstanding, all of which are due during the third quarter of 2019. The convertible debentures bear interest at 7%. At the option of the lender, the $128,300 principal of the debentures and accrued interest are convertible in whole or part into common stock of our Company at $0.025 per share. During the third quarter of 2018, our Company’s Board of Directors approved and the holders of all $128,300 of convertible debentures agreed to extend the maturity dates of those convertible debentures for one year to the third quarter of 2019 with no change in the terms or conditions of the debentures.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

During the first quarter of 2017, our Company’s Board of Directors approved and the holders of $33,300 of convertible debentures that had matured during the third quarter of 2016, one of which is held by a Director of our Company, accepted an offer of extension whereby the maturity dates of the convertible debentures are extended for two years and the conversion rate of the debentures and accrued interest into Common Stock of our Company is reduced from $0.05 to $0.025. In accordance with FASB ASC 470, this modification of the convertible debentures was recorded as a debt discount to the notes payable of approximately $13,200 with an offsetting credit to additional-paid in capital. In the three months ended March 31, 2017, the entire $13,200 was accreted through interest expense. This modification of the $33,300 principal of the debentures and accrued interest would result in the issuance of 944,953 additional shares of Common Stock of our Company if the entire $33,300 principal and all accrued interest through maturity were converted into Common Stock of our Company at the new maturity dates.

In the fourth quarter of 2017, the holders of $95,000 of convertible debentures agreed to extend the maturity dates of those convertible debentures for one year with no change in the terms or conditions of the debentures.

Our Company also granted warrants to purchase 691,365 shares of our Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable.

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

7.

Stockholders’ Equity

In September 2018, the common stock private placement was extended to December 31, 2019 by our Company’s Board of Directors. In October 2017, a warrant holder exercised warrants to purchase 17,700 shares of common stock of our Company at exercise prices ranging from $0.01 to $0.03.

8.

Other Income (Expenses)

Other income (expenses) in the years ended December 31, 2018 and December 31, 2017 includes interest on unsecured loans from an individual and on convertible debentures held by nine investors. Also included in other income (expenses) is accretion of debt discounts related to the extension of the maturity dates of $33,300 of convertible debentures.

9.

Income Taxes

There is no provision for federal income taxes for the years ended December 31, 2018 and December 31, 2017 due to the availability of net operating loss carryforwards. At December 31, 2018 and December 31, 2017, our Company had NOL’s approximating $2,478,000 and $4,183,000, respectively. The operating losses at December 31, 2018 are available to offset future taxable income; however, if not utilized, they expire in varying amounts through the year 2032. The utilization of these NOL’s to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no material temporary differences for the years ended December 31, 2018 and December 31, 2017. Our Company has established a 100% valuation allowance of approximately $694,000 and $1,171,000 at December 31, 2018 and December 31, 2017, respectively, for the deferred tax assets due to the uncertainty of their realization.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Year ended December 31
	2018	2017
Current state taxes	$93,400	–
Deferred state taxes	108,800	–
	$202,200	–

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The impact of the re-measurement on our Company’s net tax asset, as of December 31, 2017, was a decrease of approximately $586,000 in deferred tax assets with a corresponding decrease in our Company’s valuation allowance.

The reconciliation of the statutory federal rate to our Company’s effective tax rate follows:

	2018		2017
	Amount	%	Amount	%

Income tax benefit at U.S. federal income tax rate	$(520,300)	(21)	$(1,422,300)	(34)

State tax net of federal tax effect	(173,500)	(7)	(334,600)	(8)
Tax rate change			585,600	14

Change in valuation allowance	693,800	28	1,171,300	28
	$–	–	$–	–

Our Company has adopted the provisions of FASB ASC 740-10-50-15, “Unrecognized Tax Benefit Related Disclosures.” There were no unrecognized tax benefits as of the date of adoption and no unrecognized tax benefits at December 31, 2018. There was no change in unrecognized tax benefits during the year ended December 31, 2018 and there was no accrual for uncertain tax positions as of December 31, 2018.

Interest and penalties totaling $3,600 in 2018 were recognized as income tax expense in the statement of operations and in the balance sheet. Tax years from 2015 through 2018 remain subject to examination by U.S. federal and state tax jurisdictions.

10.

Related Party Transactions

During the year ended December 31, 2018, our Company paid $235,400 to Michael A. Feinstein, M.D., our Company’s Chairman of the Board and Chief Executive Officer, representing the balance of previously deferred salary owed to him under an employment agreement with our Company. During the year ended December 31, 2017, our Company paid $186,200 to Dr. Feinstein representing a portion of previously deferred salary owed to him under the employment agreement. During the five month period ended May 31, 2018, Dr. Feinstein deferred $35,400 of salary. During the year ended December 31, 2017, Dr. Feinstein deferred $85,000 of salary. In June 2018, the periodic salary payments provided for in Dr. Feinstein’s employment agreement resumed. At December 31, 2018, there was no remaining deferred salary owed to Dr. Feinstein. There was no interest payable on the deferred salary.

11.

Commitments and Contingencies

Our Company conducts its operations in leased facilities under a non-cancelable operating lease expiring in 2024.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2018 are: $50,000 – 2019; $51,600  – 2020; $53,100 – 2021; $54,600 – 2022; $56,200 – 2023 and $18,900 – 2024.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

Total rental expense under operating leases was $45,100 in each of the years ended December 31, 2018 and December 31, 2017.

Our Company has an employment agreement, expiring in May 2020, with Michael A. Feinstein, M.D., its Chairman of the Board and Chief Executive Officer. The employment agreement contains one-year renewal provisions that became effective after the original term. Dr. Feinstein receives base compensation of $85,000 per year plus a performance bonus determined by our Company’s Board of Directors. Our Company has an employment agreement, expiring in March 2020, with Terry W. Stovold, its Chief Operating Officer, whereby Mr. Stovold receives a salary set by our Company’s Board of Directors, currently set at $75,000, along with a commission of seven percent on sales generated by his efforts. The employment agreement contains one-year renewal provisions that became effective after the original term. Future minimum compensation payments under these employment agreements are: $160,000 to be paid in 2019 and $54,200 to be paid in 2020.

From time to time, our Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.

12.

Stock Options, Warrants and 401(k) Savings Plan

Our Company follows FASB ASC 718, Share Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized in the Company’s financial statements. FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

At December 31, 2018, our Company did not have an active stock option plan. Our Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There was no compensation expense recognized during the years ended December 31, 2018 and December 31, 2017 and there was no unrecognized portion of expense at December 31, 2018.

At December 31, 2018, our Company had 691,365 warrants to purchase common stock of our Company outstanding at an exercise price of $0.02 and expiring at various dates through July 2021. The warrants are held by ten investors who acquired convertible debentures from our Company in 2013 and 2014.

A summary of outstanding warrants follows:

			Weighted
		Exercise	Average
	Number of	Price Range	Exercise
	Shares	Per Share	Price
Outstanding at December 31, 2016	721,365	$0.01 to $0.07	$0.021
Warrants exercised	17,700	0.01 to 0.03	0.021
Warrants expired	12,300	0.06 and 0.07	0.063
Outstanding at December 31, 2017 and December 31, 2018	691,365	$0.02	$0.02

Weighted average remaining contractual life (years)	1.83

			Weighted
		Exercise	Average
		Price Range	Exercise
	Shares	Per Share	Price
Exercisable warrants at year end:
2018	691,365	$0.02	$0.02

Weighted average remaining contractual life (years)	1.83

At December 31, 2018, our Company has reserved 7,884,106 shares of common stock for possible future issuance upon exercise of 691,365 warrants and for the conversion of approximately $128,300 of convertible debentures and accrued interest into 7,192,741 shares of common stock.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

Our Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of our Company. There were no contributions charged to expense during 2018 or 2017.

13.

Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of our Company’s total revenues were:

	Year ended December 31
	2018	2017
Customer A	59%	26%
Customer B	21%	43%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2018	2017
Customer A	86%	47%
Customer B	6%	14%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Year ended December 31
	2018	2017
North America	$2,280,000	$713,200
South America	1,500	1,500
Europe	200	300
Asia	1,020,000	822,300
Australia	40,000	29,600
	$3,341,700	$1,566,900

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008
3.2	Amended and Restated Bylaws	Incorporated by reference to the Company’s Form 8-K filed on March 12, 2019
4.1	Form of Certificate of Common Stock	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 7, 2006
10.1†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 15, 1999
10.2	Director Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.3	Officer Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.4†	Employment Agreement with Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008
10.5†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2010
10.6†	Employment Agreement with Terry W. Stovold	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012
10.7	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.8	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Filed herewith
10.9	Lease Agreement dated December 12, 2013 relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.10	Lease Extension Agreement dated September 28, 2018	Filed herewith
10.11	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated November 28, 2018 between the Company and Santander Bank	Filed herewith
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

† Compensation plans and arrangements for executives and others.