Form 10-Q
period 2019-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2019-05-14
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,616,716 shares of common stock, par value $0.01, as of May 9, 2019.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended March 31
	2019	2018
Revenues
Licenses, royalties and fees	$190,500	$174,900
Product and other sales	218,900	250,500
	409,400	425,400

Cost of revenues
Licenses, royalties and fees	25,200	25,000
Product and other sales	90,300	92,200
	115,500	117,200
Gross profit	293,900	308,200

Operating expenses
Research and development	38,000	37,100
Sales and marketing	68,900	70,100
General and administrative	94,100	102,700
	201,000	209,900
Net income from operations	92,900	98,300

Other income (expenses)
Interest income	1,100	400
Interest expense and bank charges	(2,700)	(2,900)
	(1,600)	(2,500)
Net income before income taxes	91,300	95,800
Income taxes	5,900	–
Net income	$85,400	$95,800

Basic and diluted net income per common share	$.00	$.00

Weighted average common shares outstanding
Basic	58,616,716	58,616,716
Diluted	59,001,489	58,911,883

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	March 31	December 31
	2019	2018
	(unaudited)	(audited)
Assets
Current assets
Cash	$544,000	$400,800
Accounts receivable less $5,000 allowance for doubtful accounts	642,800	579,000
Inventory	146,100	133,500
Prepaid and other	36,700	43,600
Total current assets	1,369,600	1,156,900

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	185,400	185,400
	205,100	205,100
Less: accumulated depreciation and amortization	199,000	197,600
	6,100	7,500
Other assets
Long-term receivables	1,255,000	1,352,000
Operating lease right of use – building	231,500	–
	1,486,500	1,352,200
Total assets	$2,862,200	$2,516,600

Liabilities and Stockholders' Equity
Current liabilities
Convertible debentures	$128,300	$128,300
Accounts payable	18,400	16,500
Accrued expenses	190,800	163,000
Income taxes	98,900	38,600
Operating lease liability – current	39,700	–
Total current liabilities	476,100	346,400

Other liabilities
Accrued expenses, non-current	87,900	94,700
Deferred income taxes	54,400	108,800
Operating lease liability – non-current	191,700	–
	334,000	203,500

Stockholders' equity
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 58,616,716 shares	586,200	586,200
Paid-in capital	12,440,000	12,440,000
Accumulated deficit	(10,974,100)	(11,059,500)
Total stockholders' equity	2,052,100	1,966,700
Total liabilities and stockholders' equity	$2,862,200	$2,516,600

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Three Months ended March 31
	2019	2018
Operating Activities
Net income	$85,400	$95,800
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,400	1,800
Deferred income taxes	(54,400)	–
Non-current assets and liabilities – net	90,300	–
Cumulative effect of accounting change	–	96,100
	122,700	193,700

(Increase) decrease in assets
Accounts receivable	(63,800)	(90,500)
Inventory	(12,600)	2,000
Prepaid and other	6,900	(14,900)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	29,700	(4,900)
Taxes on income	60,300	–
Deferred revenue	–	(99,400)
	20,500	(207,700)
Net cash provided by (used in) operating activities	143,200	(14,000)
Cash at beginning of year	400,800	360,400
Cash at end of period	$544,000	$346,400

Supplemental Disclosure of Non Cash Lease Activities
Operating lease right of use – building	$241,100	$–
Operating lease liability	$(241,100)	$–

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Periods December 31, 2018 through March 31, 2019 and December 31, 2017 through March 31, 2018

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2018	58,616,716	$586,200	$12,440,000	$(11,059,500)	$1,966,700

Net income				85,400	85,400
Balance – March 31, 2019	58,616,716	$586,200	$12,440,000	$(10,974,100)	$2,052,100

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2017	58,616,716	$586,200	$12,440,000	$(12,811,000)	$215,200

Cumulative effect of accounting change at January 1, 2018, Note 2				96,100	96,100

Net income				95,800	95,800
Balance – March 31, 2018	58,616,716	$586,200	$12,440,000	$(12,619,100)	$407,100

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in our Company's 2018 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2018 Annual Report on Form10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2019 may not be necessarily indicative of the operating results expected for the full year.

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

Our Company recorded a decrease to the opening balance of the accumulated deficit of $96,100 and a corresponding charge to deferred revenue as of January 1, 2018 due to the cumulative impact of the adoption of Topic 606. The impact to the revenue for the quarter ended March 31, 2018 as a result of applying Topic 606 was not material. The disclosure of disaggregated revenue is disclosed in Note 10.

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At March 31, 2019, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at March 31, 2019.

Note 4. Line of Credit

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

Note 5. Convertible Debentures

At March 31, 2019, our Company had convertible debentures totaling $128,300 outstanding, which are due during the third quarter of 2019. The convertible debentures bear interest at 7%. At the option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of our Company at $0.025 per share. During the third quarter of 2018, our Company’s Board of Directors approved and the holders of all $128,300 of convertible debentures agreed to extend the maturity dates of those convertible debentures for one year to the third quarter of 2019 with no change in the terms or conditions of the debentures.

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

The following table summarizes our Company’s warrant position at March 31, 2019 and December 31, 2018:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2018	691,365	$0.02	$0.02

Outstanding warrants -
March 31, 2019	691,365	$0.02	$0.02

Weighted average remaining
contractual life (years)	1.58

Exercisable warrants -
March 31, 2019	691,365	$0.02	$0.02

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2019 and March 31, 2018 includes interest on debentures held by nine investors.

Note 7. Income Taxes

There is no provision for federal income taxes for the three months ended March 31, 2019 and March 31, 2018 due to the availability of net operating loss carryforwards. Our Company has established a valuation allowance for the entire amount of benefits resulting from our Company’s net operating loss carryforwards because our Company has determined that the realization of the net deferred tax asset is not assured.

The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Three months ended
	March 31,
	2019	2018
Current state taxes	$60,300	–
Deferred state taxes	(54,400)	–
	$5,900	–

There was no change in unrecognized tax benefits during the period ended March 31, 2019 and there was no accrual for uncertain tax positions as of March 31, 2019.

Tax years from 2015 through 2018 remain subject to examination by U.S. federal and state jurisdictions.

Note 8. Related Party Transactions

During the three months ended March 31, 2018, our Company paid $70,900 to Michael A. Feinstein, M.D., our Company’s Chairman of the Board and Chief Executive Officer, representing a portion of previously deferred salary owed to him under an employment agreement with our Company. During the three month period ended March 31, 2018, Dr. Feinstein deferred $21,250 of salary. The deferred salary was fully repaid to Dr. Feinstein during 2018 and, at March 31, 2019, there was no deferred salary owed to him. There was no interest payable on the deferred salary.

Note 9. Earnings per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by our Company with related proceeds. For the three months ended March 31, 2019 and March 31, 2018, the number of incremental common shares resulting from the assumed conversion of warrants was 384,773 and 295,167, respectively.

Note 10. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of our Company’s total revenues were:

	Three Months ended March 31
	2019	2018
Customer A	34%	40%
Customer B	30%	27%
Customer C	12%	15%

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Our Company’s non-affiliate customers, whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31	December 31
	2019	2018
Customer B	87%	86%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2019	2018
North America	$216,600	$184,900
South America	–	1,500
Asia	192,800	239,000
	$409,400	$425,400

Note 11. Leases

Our Company conducts its operations in leased facilities under a non-cancelable operating lease expiring in 2024.

Due to the adoption of the new lease standard under the optional transition method which allows the entity to apply the new lease standard at the adoption date, our Company has capitalized the present value of the minimum lease payments commencing January 1, 2019, using an estimated incremental borrowing rate of 6%. The minimum lease payments do not include common area annual expenses which are considered to be non-lease components.

As of January 1, 2019 the operating lease right-of-use asset and operating lease liability amounted to $241,100 with no cumulative-effect adjustment to the opening balance of accumulated deficit.

There are no other material operating leases. Our Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at March 31, 2019 are: $37,800 – 2019; $51,600  – 2020; $53,100 – 2021; $54,600 – 2022; $56,200 – 2023 and $18,900 – 2024.

Total lease expense under operating leases for the three months ended March 31, 2019 and March 31, 2018 was $13,300 and $11,300, respectively.

Maturities of lease liabilities were as follows:

Operating Leases
Year ending December 31
2019	$50,000
2020	51,600
2021	53,100
2022	54,600
2023	56,200
2024	18,900
Total lease payments	284,400
Less imputed interest	(43,300)
Total	$241,100

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
•

Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with our Condensed financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019.

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

Revenues for the first quarter of 2019 were $409,400 compared to $425,400 in the first quarter of 2018, a decrease of $16,000, or approximately 4%. Licenses, royalties and fees increased by $15,600, or approximately 9%, in the first quarter of 2019 to $190,500 from $174,900 in the first quarter of 2018. The increase in licenses, royalties and fees is due primarily to higher royalty revenue received from two licensees offset in part by lower royalty revenue received from a licensee. There can be no assurances that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

Product and other sales decreased by $31,600, or approximately 13%, to $218,900 in the first quarter of 2019 from $250,500 in the first quarter of 2018. Sales of ink decreased in the first quarter of 2019 compared to the first quarter of 2018 due primarily to lower ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market offset in part by higher ink shipments to our Company’s licensees in the retail receipt and document fraud market. In the first quarter of 2019, our Company derived revenues of approximately $335,900 from our Company’s licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $369,300 in the first quarter of 2018.

Our Company’s gross profit decreased to $293,900, or approximately 72% of gross revenues, in the first quarter of 2019 from $308,200, or approximately 72% of gross revenues, in the first quarter of 2018. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as our Company’s overall gross profit. The gross profit from licenses, royalties and fees increased to approximately 87% in the first quarter of 2019 from approximately 86% in the first quarter of 2018.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. Primarily due to lower sales of inks and other products and a favorable product mix in the first quarter of 2019 compared to the first quarter of 2018, there was a lower gross profit from product and other sales of approximately 59% of revenues in the first quarter of 2019 compared to a gross profit of approximately 63% of revenues in the first quarter of 2018.

Research and development expenses of $38,000 in the first quarter of 2019 were comparable to $37,100 in the first quarter of 2018.

Sales and marketing expenses decreased to $68,900 in the first quarter of 2019 from $70,100 in the first quarter of 2018 due primarily to lower commission expense on the lower level of revenues in the first quarter of 2019 compared to the first quarter of 2018.

General and administrative expenses decreased in the first quarter of 2019 to $94,100 compared to $102,700 in the first quarter of 2018 due primarily to lower legal and patent related expenses in the first quarter of 2019 compared to the first quarter of 2018.

Other income (expenses) in the first quarter of 2019 and 2018 included interest on convertible debentures held by nine investors.

Income taxes in the first quarter of 2019 result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The lower net income of $85,400 in the first quarter of 2019 compared to $95,800 in the first quarter of 2018 resulted primarily from a lower gross profit on a lower level of revenues in the first quarter of 2019 compared to the first quarter of 2018 and income taxes resulting from a change in Pennsylvania tax law offset in part by lower operating expenses in the first quarter of 2019 compared to the first quarter of 2018.

Plan of Operation, Liquidity and Capital Resources

During the first quarter of 2019, our Company’s cash increased to $544,000 at March 31, 2019 from $400,800 at December 31, 2018. During the first quarter of 2019, our Company generated $143,200 from its operating activities.

During the first quarter of 2019, our Company’s revenues decreased approximately 4% primarily as a result of lower sales of ink to the authorized printers of our Company’s licensees in the entertainment and toy products market offset in part by higher royalty revenues from a licensee in the entertainment and toy products market.

Our total overhead expenses and our Company’s net interest expense decreased in the first quarter of 2019 compared to the first quarter of 2018 and our Company’s income tax expense increased in the first quarter of 2019 compared to the first quarter of 2018. As a result of these factors, our Company generated net income of $85,400 in the first quarter of 2019 compared to $95,800 in first quarter of 2018. Our Company had positive operating cash flow of $143,200 during the first quarter of 2019. At March 31, 2019, our Company had positive working capital of $893,500 and stockholders’ equity of $2,052,100. For the full year of 2018, our Company had net income of $1,655,400 and had positive operating cash flow of $40,900. At December 31, 2018, our Company had positive working capital of $810,500 and stockholders’ equity of $1,966,700.

Our Company has $128,300 of convertible debentures outstanding that are due during the third quarter of 2019. These borrowings allowed our Company to remain in operation through late 2016 when our Company’s cash flow increased significantly.

Our Company has a $150,000 revolving line of credit with a bank that provides a source of working capital, if required. At March 31, 2019, there were no outstanding borrowings under the line of credit.

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

Contractual Obligations

As of March 31, 2019, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2019, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent related updates. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from operating leases. The Company adopted the standard effective January 1, 2019 under the optional transition method which allows the entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The standard had a material impact on the balance sheet (see Note 11).

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2019, there are no recently issued accounting standards not yet adopted which would have a material effect on our Company’s financial statements.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2019, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
3.1	Amended and Restated Bylaws	Incorporated by reference to the Company’s Form 8-K filed on March 12, 2019
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
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

NOCOPI TECHNOLOGIES, INC.

DATE: May 14, 2019	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: May 14, 2019	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
3.1	Amended and Restated Bylaws	Incorporated by reference to the Company’s Form 8-K filed on March 12, 2019
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and the Principal Financial Officer of the Company.

Filed herewith
101	XBRL