Form 10-Q
period 2019-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2019-08-13
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,616,716 shares of common stock, par value $0.01, as of August 9, 2019.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2019	2018	2019	2018

Revenues
Licenses, royalties and fees	$192,000	$1,655,600	$382,500	$1,830,500
Product and other sales	324,100	218,100	543,000	468,600
	516,100	1,873,700	925,500	2,299,100

Cost of revenues
Licenses, royalties and fees	31,600	24,200	56,800	49,200
Product and other sales	123,400	93,400	213,700	185,600
	155,000	117,600	270,500	234,800
Gross profit	361,100	1,756,100	655,000	2,064,300

Operating expenses
Research and development	39,400	36,100	77,400	73,200
Sales and marketing	74,300	168,500	143,200	238,600
General and administrative	86,900	101,500	181,000	204,200
	200,600	306,100	401,600	516,000
Net income from operations	160,500	1,450,000	253,400	1,548,300

Other income (expenses)
Interest income	1,500	300	2,600	700
Interest expense, bank charges and accretion of interest	(2,700)	(2,800)	(5,400)	(5,700)
	(1,200)	(2,500)	(2,800)	(5,000)
Net income before income taxes	159,300	1,447,500	250,600	1,543,300
Income taxes	10,400	–	16,300	–
Net income	$148,900	$1,447,500	$234,300	$1,543,300

Basic and diluted net income per common share	$.00	$.02	$.00	$.03

Weighted average common shares outstanding
Basic	58,616,716	58,616,716	58,616,716	58,616,716
Diluted	58,973,280	58,989,480	58,988,005	58,955,344

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	June 30	December 31
	2019	2018
	(unaudited)	(audited)
Assets
Current assets
Cash	$506,500	$400,800
Accounts receivable less $5,000 allowance for doubtful accounts	837,800	579,000
Inventory	164,900	133,500
Prepaid and other	53,200	43,600
Total current assets	1,562,400	1,156,900

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	185,400	185,400
	205,100	205,100
Less: accumulated depreciation and amortization	199,900	197,600
	5,200	7,500
Other assets
Long-term receivable	1,158,200	1,352,200
Operating lease right of use – building	221,800	–
	1,380,000	1,352,200
Total assets	$2,947,600	$2,516,600

Liabilities and Stockholders' Equity

Current liabilities
Convertible debentures	$128,300	$128,300
Accounts payable	42,900	16,500
Accrued expenses	201,700	163,000
Income taxes	16,300	38,600
Operating lease liability, current	40,400	–
Total current liabilities	429,600	346,400

Other liabilities
Accrued expenses, non-current	81,200	94,700
Deferred income taxes	54,400	108,800
Operating lease liability, non-current	181,400	–
	317,000	203,500
Stockholders' equity
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 58,616,716 shares	586,200	586,200
Paid-in capital	12,440,000	12,440,000
Accumulated deficit	(10,825,200)	(11,059,500)
Total stockholders' equity	2,201,000	1,966,700
Total liabilities and stockholders' equity	$2,947,600	$2,516,600

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Six Months ended June 30
	2019	2018
Operating Activities
Net income	$234,300	$1,543,300
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,300	3,500
Deferred income taxes	(54,400)	–
Other assets	(27,800)	(1,521,700)
Other liabilities	208,300	106,500
Cumulative effect of accounting change	–	96,100
	362,700	227,700

(Increase) decrease in assets
Accounts receivable	(258,800)	6,100
Inventory	(31,400)	(12,000)
Prepaid and other	(9,600)	5,700
Increase (decrease) in liabilities
Accounts payable and accrued expenses	65,100	(190,000)
Taxes on income	(22,300)	–
Deferred revenue	–	(99,400)
	(257,000)	(289,600)
Net cash provided by (used in) operating activities	105,700	(61,900)

Investment Activities
Additions to fixed assets	–	(500)
Net cash used in investing activities	–	(500)

Increase (decrease) in cash	105,700	(62,400)
Cash at beginning of year	400,800	360,400
Cash at end of period	$506,500	$298,000

Supplemental Disclosure of Non Cash Lease Activities
Operating lease right of use – building	$241,100	$–
Operating lease liability	$(241,100)	$–

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Periods December 31, 2018 through June 30, 2019 and December 31, 2017 through June 30, 2018

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2018	58,616,716	$586,200	$12,440,000	$(11,059,500)	$1,966,700

Net income				85,400	85,400
Balance – March 31, 2019	58,616,716	586,200	12,440,000	(10,974,100)	2,052,100

Net income				148,900	148,900
Balance – June 30, 2019	58,616,716	$586,200	$12,440,000	$(10,825,200)	$2,201,000

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2017	58,616,716	$586,200	$12,440,000	$(12,811,000)	$215,200

Cumulative effect of accounting change at January 1, 2018, Note 2				96,100	96,100

Net income				95,800	95,800
Balance – March 31, 2018	58,616,716	586,200	12,440,000	(12,619,100)	407,100

Net income				1,447,500	1,447,500
Balance – June 30, 2018	58,616,716	$586,200	$12,440,000	$(11,171,600)	$1,854,600

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in our Company's 2018 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2018 Annual Report on Form10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2019 may not be necessarily indicative of the operating results expected for the full year.

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At June 30, 2019, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at June 30, 2019.

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

Note 5. Convertible Debentures

At June 30, 2019, our Company had convertible debentures totaling $128,300 outstanding, which are due during the third quarter of 2019. The convertible debentures bear interest at 7%. At the option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of our Company at $0.025 per share. As of the current date, holders of $92,900 of those convertible debentures have agreed to extend the maturity dates of the convertible debentures for one year with no change in the terms or conditions of the debentures.

Our Company also granted warrants to purchase 691,365 shares of our Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are currently exercisable and expire at various dates in the third quarter of 2020 and the third quarter of 2021. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable.

The following table summarizes our Company’s warrant position at June 30, 2019 and December 31, 2018:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2018	691,365	$0.02	$0.02

Outstanding warrants -
June 30, 2019	691,365	$0.02	$0.02

Weighted average remaining
contractual life (years)	1.33

Currently exercisable warrants -
June 30, 2019	691,365	$0.02	$0.02

The aggregate intrinsic value of warrants outstanding and exercisable as of June 30, 2019 was approximately $18,500. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.0468 for the Company’s common stock on June 30, 2019.

Note 6. Other Income (Expenses)

Other income (expenses) for the three months and six months ended June 30, 2019 and 2018 includes interest on convertible debentures held by nine investors.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Income Taxes

There is no provision for federal income taxes for the three and six months ended June 30, 2019 and 2018 due to the availability of net operating loss carryforwards. Our Company has established a valuation allowance for the entire amount of benefits resulting from our Company’s net operating loss carryforwards because our Company has determined that the realization of the net deferred tax asset is not assured.

The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Three Months ended June 30		Six Months ended June 30
	2019	2018	2019	2018
Current state taxes	$10,400	–	$70,700	–
Deferred state taxes	–	–	(54,400)	–
	$10,400	–	$16,300	–

There was no change in unrecognized tax benefits during the period ended June 30, 2019 and there was no accrual for uncertain tax positions as of June 30, 2019.

Tax years from 2015 through 2018 remain subject to examination by U.S. federal and state jurisdictions.

Note 8. Related Party Transactions

During the six months ended June 30, 2018, our Company paid $235,400 to Michael A. Feinstein, M.D., our Company’s Chairman of the Board and Chief Executive Officer, representing the balance of previously deferred salary owed to him under an employment agreement with our Company. During the five month period ended May 31, 2018, Dr. Feinstein deferred $35,400 of salary. The deferred salary was fully repaid to Dr. Feinstein during 2018 and, at June 30, 2019, there was no deferred salary owed to him. There was no interest payable on the deferred salary.

Note 9. Earnings per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by our Company with related proceeds. For the three and six months ended June 30, 2019, the number of incremental common shares resulting from the assumed conversion of warrants was 356,564 and 371,289, respectively. For the three and six months ended June 30, 2018, the number of incremental common shares resulting from the assumed conversion of warrants was 372,764 and 338,628, respectively.

Note 10. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended June 30		Six Months ended June 30
	2019	2018	2019	2018
Customer A	36%	8%	35%	13%
Customer B	24%	85%	27%	74%
Customer C	10%	2%	11%	5%

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30	December 31
	2019	2018
Customer A	10%	6%
Customer B	82%	86%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended June 30		Six Months ended June 30
	2019	2018	2019	2018
North America	$225,800	$1,674,400	$442,400	$1,859,300
South America	–	–	–	1,500
Europe	100	100	100	100
Asia	290,200	199,200	483,000	438,200
	$516,100	$1,873,700	$925,500	$2,299,100

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

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at June 30, 2019 are: $25,200 – 2019; $51,600 – 2020; $53,100 – 2021; $54,600 – 2022; $56,200 – 2023 and $18,900 – 2024.

Total lease expense under operating leases for the three and six months ended June 30, 2019 was $13,400 and $26,700, respectively. Total lease expense under operating leases for the three and six months ended June 30, 2018 was $11,300 and $22,500, respectively.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31
2019	$25,200
2020	51,600
2021	53,100
2022	54,600
2023	56,200
2024	18,900
Total lease payments	259,600
Less imputed interest	(37,800)
Total	$221,800

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

Revenues for the second quarter of 2019 were $516,100 compared to $1,873,700 in the second quarter of 2018, a decrease of $1,357,600, or approximately 72%. Revenues in the second quarter of 2018 included, in accordance with ASU 214-09, Revenue from Contracts with Customers (“Topic 606”), revenue of $1,521,700 representing the present value of guaranteed royalty payments that will be payable over a four-year period beginning in the third quarter of 2019 as a result of an amendment to a license agreement with a licensee that, in addition to expanding the technologies that our licensee is permitted to market, provides for a four year extension to the license agreement beginning in July 2019. Since the performance obligation is to grant the license for the use of certain patented ink technology as it exists at the time that it is granted, the promise to grant the license is a performance obligation satisfied at a point in time in accordance with Topic 606. Previously, we recognized revenue from licenses and royalties on a straight-line basis over the term of the related license agreement. Licenses, royalties and fees decreased by $1,463,600, or approximately 88%, to $192,000 in the second quarter of 2019 from $1,655,600 in the second quarter of 2018. The decrease in licenses, royalties and fees is due primarily to the adoption of Topic 606 in the second quarter of 2018 described above. There can be no assurances that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide.

On a comparative basis, excluding revenues related to the adoption of Topic 606 in the second quarter of 2018, revenues of $516,100 in the second quarter of 2019 were $164,100, or 47% higher than revenues of $352,000 in the second quarter of 2018. On a comparative basis, excluding revenues related to the adoption of Topic 606 in the second quarter of 2018, revenues from licenses, royalties and fees of $192,000 in the second quarter of 2019 were $58,100, or 43% higher than revenues of $133,900 from licenses, royalties and fees in the second quarter of 2018.

Product and other sales increased by $106,000, or approximately 49%, to $324,100 in the second quarter of 2019 from $218,100 in the second quarter of 2018. Sales of ink increased in the second quarter of 2019 compared to the second quarter of 2018 due primarily to higher ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market. In the second quarter of 2019, our Company derived revenues of approximately $436,100 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $1,806,700 in the second quarter of 2018.

For the first six months of 2019, revenues were $925,500, representing a decrease of $1,373,600, or approximately 60%, from revenues of $2,299,100 in the first six months of 2018. Licenses, royalties and fees decreased by $1,448,000, or approximately 79%, to $382,500 in the first six months of 2019 from $1,830,500 in the first six months of 2018. As in the second quarter of 2019, the decrease in licenses, royalties and fees is due primarily to the adoption of Topic 606 described above.

On a comparative basis, excluding revenues related to the adoption of Topic 606 in the first six months of 2018, revenues of $925,500 in the first six months of 2019 were $148,100, or 19% higher than revenues of $777,400 in the first six months of 2018. On a comparative basis, excluding revenues related to the adoption of Topic 606 in the first six months of 2018, revenues from licenses, royalties and fees of $382,500 in the first six months of 2019 were $73,700, or 24% higher than revenues of $308,800 from licenses, royalties and fees in the first six months of 2018.

Product and other sales increased by $74,400, or approximately 16%, to $543,000 in the first six months of 2019 from $468,600 in the first six months of 2018. Sales of ink increased in the first six months of 2019 compared to the first six of 2018 due primarily to higher ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market and higher ink shipments to our Company’s licensees in the retail receipt and document fraud market. Our Company derived revenues of approximately $772,000 from licensees and their authorized printers in the entertainment and toy products market in the first six months of 2019 compared to revenues of approximately $2,176,000 in the first six months of 2018.

Our Company’s gross profit decreased to $361,100 in the second quarter of 2019, or approximately 70% of revenues, from $1,756,100 in the second quarter of 2018 or approximately 94% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in the second quarter of 2019 compared to the second quarter of 2018 results primarily from lower licenses, royalties and fees due to the adoption of Topic 606 in the second quarter of 2018 offset in part by higher gross revenues from product and other sales in the second quarter of 2019 compared to the second quarter of 2018.

For the first six months of 2019, gross profit was $655,000, or approximately 71% of revenues, compared to $2,064,300, or approximately 90% of revenues, in the first six months of 2018. The lower gross profit in the first six months of 2019 compared to the first six months of 2018 results primarily from lower licenses, royalties and fees due to the adoption of Topic 606 in the second quarter of 2018 offset in part by higher gross revenues from product and other sales in the first six months of 2019 compared to the first six months of 2018.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 84% in the second quarter of 2019 compared to approximately 99% in the second quarter of 2018 and to approximately 85% of revenues from licenses, royalties and fees in the first six months of 2019 from approximately 97% in the first six months of 2018.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 62% of revenues in the second quarter of 2019 compared to approximately 57% of revenues in the second quarter of 2018. This increase was due to higher sales volume of product and other sales and a favorable mix of products sold. For the first six months of 2019, the gross profit, expressed as a percentage of revenues, increased to approximately 61% of revenues from product and other sales compared to approximately 60% of revenues from product and other sales in the first six months of 2018.

Research and development expenses of $39,400 and $77,400 in the second quarter and first six months of 2019, respectively, were comparable to $36,100 and $73,200 in the second quarter and first six months of 2018, respectively.

Sales and marketing expenses decreased to $74,300 in the second quarter of 2019 from $168,500 in the second quarter of 2018 and to $143,200 in the first six months of 2019 from $238,600 in the first six months of 2018. This decrease is due primarily to lower commission expense on the lower level of sales in the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018 related to the additional revenue generated in 2018 as a result of the adoption of Topic 606 in the second quarter of 2018.

General and administrative expenses decreased in the second quarter of 2019 to $86,900 from $101,500 in the second quarter of 2018. In the first six months of 2019, general and administrative expenses decreased to $181,000 from $204,200 in the first six months of 2018. The decrease in the second quarter of 2019 compared to the second quarter of 2018 is due primarily to lower patent related expenses and lower employment expenses in the second quarter of 2019 compared to the second quarter of 2018. The decrease in the first six months of 2019 compared to the first six months of 2018 is due primarily to lower patent related expenses, lower legal expenses and lower employment expenses in the first six months of 2019 compared to the first six months of 2018.

Other income (expenses) in the second quarter and first six months of 2019 and 2018 included interest on convertible debentures held by nine investors.

The net income of $148,900 in the second quarter of 2019 compared to net income of $1,447,500 in the second quarter of 2018 resulted primarily from a lower gross profit on a lower level of revenues in the second quarter of 2019 compared to the second quarter of 2018 related to the adoption of Topic 606 in the second quarter of 2018 offset in part by lower overhead expenses in the second quarter of 2019 compared to the second quarter of 2018. The net income of $234,300 in the first six months of 2019 compared to net income of $1,543,300 in the first six months of 2018 resulted primarily from a lower gross profit on a lower level of revenues in the first six months of 2019 compared to the first six months of 2018 related to the adoption of Topic 606 in the second quarter of 2018 offset in part by lower overhead expenses in the first six months of 2019 compared to the first six months of 2018.

Plan of Operation, Liquidity and Capital Resources

During the first six months of 2019, our Company’s cash increased to $506,500 at June 30, 2019 from $400,800 at December 31, 2018. During the first six months of 2019, our Company generated $105,700 from its operating activities.

During the first six months of 2019, our Company’s revenues decreased approximately 60% to $925,500 in the first six months of 2019 from $2,299,100 in the first six months of 2018 of which an increase of 6%, or $148,100, is attributable to a 19% increase in revenues from historical operations in the first six months of 2019 compared to the first six months of 2018 offset by a decrease of $1,521,700, or 66%, that is attributable the reduction of the Company’s revenues in the first six months of 2019 compared to the first six months of 2018 as a result of the adoption of Topic 606 in the second quarter of 2018.

Additionally, our total overhead expenses decreased in the first six months of 2019 compared to the first six months of 2018 and our Company’s net interest expense decreased in the first six months of 2019 compared to the first six months of 2018. As a result of these factors, our Company generated net income of $234,300 in the first six months of 2019 compared to $1,543,300 in first six months of 2018. Our Company had positive operating cash flow of $105,700 during the first six months of 2019. At June 30, 2019, our Company had positive working capital of $1,132,800 and stockholders’ equity of $2,201,000. For the full year of 2018, our Company had net income of $1,655,400 and had positive operating cash flow of $40,900. At December 31, 2018, our Company had positive working capital of $810,500 and stockholders’ equity of $1,966,700.

Our Company has $128,300 of convertible debentures outstanding that are due during the third quarter of 2019. As of the current date, holders of $92,900 of the convertible debentures have agreed to extend the maturity dates of the convertible debentures for one year with no change in the terms or conditions of the debentures. These borrowings allowed our Company to remain in operation through late 2016 when our Company’s cash flow increased significantly.

We may need to obtain additional capital in the future to support the working capital requirements associated with our existing revenue base and to fund potential operating losses that could occur if our licensees are unable to at least maintain current levels of sales of products utilizing our Company’s technologies. We cannot assure you that we will be successful in obtaining sufficient additional capital, or if we do so, that the additional capital will enable our Company to continue to operate profitably in the future and develop new revenue sources to have a material positive effect on our Company’s operations and cash flow. Without additional investment, we may be forced to cease operations at an undetermined time in the future if we are unable to sustain revenues at levels approximating revenues achieved in recent years. In November 2018, our Company negotiated a $150,000 revolving line of credit (“Line of Credit”) with a bank to provide a source of working capital, if required. The Line of Credit is secured by all the assets of our Company and bears interest at the bank’s prime rate for a period of one year and its prime rate plus 1.5% thereafter. The Line of Credit is subject to an annual review and quiet period. There have been no borrowings under the Line of Credit since its inception. We continue to maintain a cost containment program including curtailment, where possible, of discretionary research and development and sales and marketing expenses.

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

Our Company has received and continues to seek additional capital, in the form of debt, equity or both, to support our working capital requirements and to provide funding for other business opportunities. Beyond the Line of Credit, we cannot assure you that we will be successful in obtaining additional capital, or that such additional capital, if obtained, will enable our Company to generate additional revenues and positive cash flow.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent related updates. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from operating leases. Our Company adopted the standard effective January 1, 2019 under the optional transition method which allows the entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The standard had a material impact on the balance sheet (see Note 11).

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2019, there are no recently issued accounting standards not yet adopted which would have a material effect on our Company’s financial statements.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2019, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, our Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: August 13, 2019	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: August 13, 2019	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase