Form 10-Q
period 2019-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2019-11-13
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,324,698 shares of common stock, par value $0.01, as of November 8, 2019.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018

Revenues
Licenses, royalties and fees	$189,400	$175,200	$571,900	$2,005,700
Product and other sales	448,100	386,200	991,100	854,800
	637,500	561,400	1,563,000	2,860,500

Cost of revenues
Licenses, royalties and fees	41,400	35,100	98,200	84,300
Product and other sales	166,600	137,900	380,300	323,500
	208,000	173,000	478,500	407,800
Gross profit	429,500	388,400	1,084,500	2,452,700

Operating expenses
Research and development	45,200	38,100	122,600	111,300
Sales and marketing	81,000	74,600	224,200	313,200
General and administrative	84,200	73,400	265,200	277,600
	210,400	186,100	612,000	702,100
Net income from operations	219,100	202,300	472,500	1,750,600

Other income (expenses)
Interest income	4,600	700	7,200	1,400
Interest expense and bank charges	(2,600)	(2,600)	(8,000)	(8,300)
	2,000	(1,900)	(800)	(6,900)
Net income before income taxes	221,100	200,400	471,700	1,743,700
Income taxes	14,300	199,300	30,600	199,300
Net income	$206,800	$1,100	$441,100	$1,544,400

Basic and diluted net income per common share	$.00	$.00	$.01	$.03

Weighted average common shares outstanding
Basic	59,614,698	58,616,716	58,949,377	58,616,716
Diluted	59,990,371	59,012,626	59,322,141	58,977,284

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
Assets
Current assets
Cash	$798,000	$400,800
Accounts receivable less $5,000 allowance for doubtful accounts	834,500	579,000
Inventory	161,000	133,500
Prepaid and other	81,100	43,600
Total current assets	1,874,600	1,156,900

Fixed assets
Leasehold improvements	19,700	19,700
Furniture, fixtures and equipment	185,800	185,400
	205,500	205,100
Less: accumulated depreciation and amortization	198,700	197,600
	6,800	7,500
Other assets
Long-term receivables	1,070,700	1,352,200
Operating lease right of use - building	212,000	–
	1,282,700	1,352,200
Total assets	$3,164,100	$2,516,600

Liabilities and Stockholders' Equity

Current liabilities
Convertible debentures	$97,900	$128,300
Accounts payable	41,400	16,500
Accrued expenses	202,200	163,000
Income taxes	37,500	38,600
Operating lease liability, current	41,000	–
Total current liabilities	420,000	346,400

Other liabilities
Accrued expenses, non-current	75,000	94,700
Deferred income taxes	47,600	108,800
Operating lease liability, non-current	171,000	–
	293,600	203,500

Stockholders' equity
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding
2019 – 60,324, 698 shares; 2018 – 58,616,716 shares	603,300	586,200
Paid-in capital	12,465,600	12,440,000
Accumulated deficit	(10,618,400)	(11,059,500)
Total stockholders' equity	2,450,500	1,966,700
Total liabilities and stockholders' equity	$3,164,100	$2,516,600

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Nine Months ended September 30,
	2019	2018
Operating Activities
Net income	$441,100	$1,544,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,900	5,300
Deferred income taxes	(61,200)	106,000
Other assets	69,500	(1,423,800)
Other liabilities	192,300	99,600
Cumulative effect of accounting change	–	96,100
	644,600	427,600

Increase in assets
Accounts receivable	(255,500)	(308,000)
Inventory	(27,500)	(20,100)
Prepaid and other	(37,500)	(8,000)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	76,400	(159,000)
Income taxes	(1,100)	93,300
Deferred revenue	–	(99,400)
	(245,200)	(501,200)
Net cash provided by (used in) operating activities	399,400	(73,600)

Investment Activities
Additions to fixed assets	(2,200)	(500)
Net cash used in investing activities	(2,200)	(500)

Increase (decrease) in cash	397,200	(74,100)
Cash at beginning of year	400,800	360,400
Cash at end of period	$798,000	$286,300

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use – building	$241,100	$–
Operating lease liability	$(241,100)	$–
Accumulated depreciation and amortization	$1,800	$–
Furniture, fixtures and equipment	$(1,800)	$–
Convertible debentures	$30,400	$–
Accrued expenses	$12,300	$–
Common stock	$(17,100)	$–
Paid-in capital	$(25,600)	$–

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Periods December 31, 2018 through September 30, 2019 and December 31, 2017 through September 30, 2018

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2018	58,616,716	$586,200	$12,440,000	$(11,059,500)	$1,966,700

Net income				85,400	85,400
Balance – March 31, 2019	58,616,716	586,200	12,440,000	(10,974,100)	2,052,100

Net income				148,900	148,900
Balance – June 30, 2019	58,616,716	586,200	12,440,000	(10,825,200)	2,201,000

Issuance of common stock	1,707,982	17,100	25,600		42,700

Net income				206,800	206,800
Balance – September 30, 2019	60,324,698	$603,300	$12,465,600	$(10,618,400)	$2,450,500

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2017	58,616,716	$586,200	$12,440,000	$(12,811,000)	$215,200

Cumulative effect of accounting change at January 1, 2018, Note 2				96,100	96,100

Net income				95,800	95,800
Balance – March 31, 2018	58,616,716	586,200	12,440,000	(12,619,100)	407,100

Net income				1,447,500	1,447,500
Balance – June 30, 2018	58,616,716	586,200	12,440,000	(11,171,600)	1,854,600

Net income				1,100	1,100
Balance – September 30, 2018	58,616,716	$586,200	$12,440,000	$(11,170,500)	$1,855,700

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in our Company's 2018 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2018 Annual Report on Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2019 may not be necessarily indicative of the operating results expected for the full year.

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At September 30, 2019, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at September 30, 2019.

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

Note 5. Convertible Debentures

At September 30, 2019, our Company had convertible debentures totaling $97,900 outstanding, which are due during the third quarter of 2020. The convertible debentures bear interest at 7%. During the third quarter of 2019, our Company’s Board of Directors approved and the holders of $97,900 of the $128,300 of convertible debentures previously outstanding agreed to extend the maturity dates of those convertible debentures for one year to the third quarter of 2020 with no change in the terms or conditions of the debentures. At the option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of our Company at $0.025 per share. During the third quarter of 2019, the holders of approximately $30,400 of previously outstanding convertible debentures elected to convert those debentures plus approximately $12,300 of accrued interest into 1,707,982 shares of restricted stock of our Company.

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

The following table summarizes our Company’s warrant position at September 30, 2019 and December 31, 2018:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2018	691,365	$0.02	$0.02

Outstanding warrants -
September 30, 2019	691,365	$0.02	$0.02

Weighted average remaining
contractual life (years)	1.08

Exercisable warrants -
September 30, 2019	691,365	$0.02	$0.02

The aggregate intrinsic value of warrants outstanding and exercisable as of September 30, 2019 was approximately $12,100. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.0375 for our Company’s common stock on September 30, 2019.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Other Income (Expenses)

Other income (expenses) for the three and nine months ended September 30, 2019 and 2018 includes interest on convertible debentures held by nine investors and interest earned on invested funds.

Note 7. Income Taxes

There is no provision for federal income taxes for the three and nine months ended September 30, 2019 and September 30, 2018 due to the availability of net operating loss carryforwards. Our Company has established a valuation allowance for the entire amount of benefits resulting from our Company’s net operating loss carryforwards because our Company has determined that the realization of the net deferred tax asset is not assured.

The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Current state taxes	$21,100	$93,300	$91,800	$93,300
Deferred state taxes	(6,800)	106,000	(61,200)	106,000
	$14,300	$199,300	$30,600	$199,300

There was no change in unrecognized tax benefits during the period ended September 30, 2019 and there was no accrual for uncertain tax positions as of September 30, 2019.

Tax years from 2016 through 2018 remain subject to examination by U.S. federal and state jurisdictions.

Note 8. Related Party Transactions

During the nine months ended September 30, 2018, our Company paid $235,400 to Michael A. Feinstein, M.D., our Company’s Chairman of the Board and Chief Executive Officer, representing the balance of previously deferred salary owed to him under an employment agreement with our Company. During the five month period ended May 31, 2018, Dr. Feinstein deferred $35,400 of salary. The deferred salary was fully repaid to Dr. Feinstein during 2018 and, at September 30, 2018, there was no remaining deferred salary owed to him. There was no interest payable on the deferred salary.

Note 9. Earnings per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by our Company with related proceeds. For the three and nine months ended September 30, 2019, the number of incremental common shares resulting from the assumed conversion of warrants was 375,673 and 372,764, respectively. For the three and nine months ended September 30, 2018, the number of incremental common shares resulting from the assumed conversion of warrants was 395,910 and 360,568, respectively.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of our Company’s total revenues were:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Customer A	65%	49%	47%	20%
Customer B	14%	22%	21%	64%
Customer C	–	11%	6%	6%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30,	December 31,
	2019	2018
Customer A	13%	6%
Customer B	79%	86%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
North America	$190,600	$208,400	$633,000	$2,067,700
South America	–	–	–	1,500
Europe	–	100	100	200
Asia	418,300	352,900	901,300	791,100
Australia	28,600	–	28,600	–
	$637,500	$561,400	$1,563,000	$2,860,500

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

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at September 30, 2019 are: $12,600 – 2019; $51,600  – 2020; $53,100 – 2021; $54,600 – 2022; $56,200 – 2023 and $18,900 – 2024.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Total lease expense under operating leases for the three and nine months ended September 30, 2019 was $13,300 and $40,000, respectively. Total lease expense under operating leases for the three and nine months ended September 30, 2018 was $11,300 and $33,800, respectively.

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31
2019	$12,600
2020	51,600
2021	53,100
2022	54,600
2023	56,200
2024	18,900
Total lease payments	247,000
Less imputed interest	(35,000)
Total	$212,000

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

Revenues for the third quarter of 2019 were $637,500 compared to $561,400 in the third quarter of 2018, an increase of $76,100, or approximately 14%. Licenses, royalties and fees increased by $14,200, or approximately 8%, to $189,400 in the third quarter of 2019 from $175,200 in the third quarter of 2018. The increase in licenses, royalties and fees in the third quarter of 2019 compared to the third quarter of 2018 is due primarily to higher royalties from five licensees offset in part by lower guaranteed licensing revenue of approximately $100,000 in the third quarter of 2019 from one licensee in the entertainment and toy products market as a result of the adoption of ASU 214-09, Revenue from Contracts with Customers (see below) in the second quarter of 2018. We cannot assure you that we will continue to obtain higher royalties on an ongoing basis from licensees in the entertainment and toy products market, especially upon the occurrence of an economic downturn or other unfavorable conditions.

Product and other sales increased by $61,900, or approximately 16%, to $448,100 in the third quarter of 2019 from $386,200 in the third quarter of 2018. Sales of ink increased in the third quarter of 2019 compared to the third quarter of 2018 due primarily to higher ink shipments to a third party authorized printer used by one of our Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to our Company’s licensees in the retail receipt and document fraud market. In the third quarter of 2019, our Company derived revenues of approximately $555,900 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $485,700 in the third quarter of 2018.

For the first nine months of 2019, revenues were $1,563,000, representing a decrease of $1,297,500, or approximately 45%, from revenues of $2,860,500 in the first nine months of 2018. Revenues in the first nine months of 2018 included, in accordance with ASU 214-09, Revenue from Contracts with Customers (“Topic 606”), revenue of $1,521,700 representing the present value of guaranteed royalty payments that are payable over a four-year period beginning in the third quarter of 2019 as a result of an amendment to a license agreement with a licensee that, in addition to expanding the technologies that our licensee is permitted to market, provides for a four year extension to the license agreement beginning in July 2019. Since the performance obligation is to grant the license for the use of certain patented ink technology as it exists at the time that it is granted, the promise to grant the license is a performance obligation satisfied at a point in time in accordance with Topic 606. Previously, we recognized revenue from licenses and royalties on a straight-line basis over the term of the related license agreement. Licenses, royalties and fees decreased by $1,433,800, or approximately 71%, to $571,900 in the first nine months of 2019 from $2,005,700 in the first nine months of 2018. The decrease in licenses, royalties and fees in the first nine months of 2019 compared to the first nine months of 2018 is due primarily to the adoption of Topic 606 described above. See “Plan of Operation, Liquidity and Capital Resources” and “Note 2 to our Condensed Financial Statements” for comparative information on the impact of the adoption of Topic 606 to our Company’s condensed financial statements.

Product and other sales increased by $136,300, or approximately 16%, to $991,100 in the first nine months of 2019 from $854,800 in the first nine months of 2018. Sales of ink increased in the nine months of 2019 compared to the first nine of 2018 due primarily to higher ink shipments to the third party authorized printer used by one of our Company’s major licensees in the entertainment and toy products market and higher ink shipments to our Company’s licensees in the retail receipt and document fraud market. Our Company derived revenues of approximately $1,327,900 from licensees and their authorized printers in the entertainment and toy products market in the first nine months of 2019 compared to revenues of approximately $2,661,700 in the first nine months of 2018. The decrease in revenues from our licensees and their authorized printers in the entertainment and toy products market in the first nine months of 2019 compared to the first nine months of 2018 is due primarily to the adoption of Topic 606.

Our Company’s gross profit increased to $429,500 in the third quarter of 2019, or approximately 67% of revenues, from $388,400 in the third quarter of 2018 or approximately 69% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in the third quarter of 2019 compared to the third quarter of 2018 results primarily from higher gross revenues from licenses, royalties and fees and product and other sales in the third quarter of 2019 compared to the third quarter of 2018.

For the first nine months of 2019, gross profit was $1,084,500, or approximately 69% of revenues, compared to $2,452,700, or approximately 86% of revenues in 2018. The lower gross profit in the first nine months of 2019 compared to the first nine months of 2018 results primarily from lower licenses, royalties and fees due to the adoption of Topic 606 in 2018 offset in part by higher gross revenues from product and other sales in the first nine months of 2019 compared to the first nine months of 2018.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 78% in the third quarter of 2019 compared to approximately 80% in the third quarter of 2018 and to approximately 83% of revenues from licenses, royalties and fees in the first nine months of 2019 from approximately 96% in the first nine months of 2018.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 63% of revenues in the third quarter of 2019 compared to approximately 64% of revenues in the third quarter of 2018. For the first nine months of 2019 and 2018, the gross profit, expressed as a percentage of revenues, was approximately 62% of revenues from product and other sales.

Research and development expenses of $45,200 and $122,600 in the third quarter and first nine months of 2019, respectively, were comparable to $38,100 and $111,300 in the third quarter and first nine months of 2018, respectively.

Sales and marketing expenses increased in the third quarter of 2019 to $81,000 from $74,600 in the third quarter of 2018. Sales and marketing expenses decreased in the first nine months of 2019 to $224,200 from $313,200 in the first nine months of 2018. The increase in the third quarter of 2019 compared to the third quarter of 2018 is due primarily to higher commission expense on the higher level of revenues in the third quarter of 2019 compared to the third quarter of 2018. The decrease in the first nine months of 2019 compared to the first nine months of 2018 is due primarily to lower commission expense on the lower level of sales in the first nine months of 2019 compared to the first nine months of 2018 related to the additional revenue generated in 2018 as a result of the adoption of Topic 606 in the second quarter of 2018.

General and administrative expenses increased in the third quarter of 2019 to $84,200 from $73,400 in the third quarter of 2018. General and administrative expenses decreased in the first nine months of 2019 to $265,200 from $277,600 in the first nine months of 2018. The increase in third quarter of 2019 compared to the third quarter of 2018 is due primarily to higher employment and public company expenses in the third quarter of 2019 compared to the third quarter of 2018. The decrease in the first nine months of 2019 compared to the first nine months of 2018 is due primarily to lower patent related expenses and lower legal expenses in the first nine months of 2019 compared to the first nine months of 2018.

Other income (expenses) in the third quarter and first nine months of 2019 and 2018 included interest on convertible debentures held by nine investors and interest earned on invested funds.

Income taxes in the third quarter and first nine months of 2019 and 2018 resulted from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net income of $206,800 in the third quarter of 2018 compared to net income of $1,100 in the third quarter of 2018 resulted primarily from higher gross profit on a higher level of revenues and lower Pennsylvania income taxes in the third quarter of 2019 compared to the third quarter of 2018 offset in part by higher overhead expenses in the third quarter of 2019 compared to the third quarter of 2018. The net income of $441,100 in the first nine months of 2019 compared to net income of $1,544,400 in the first nine months of 2018 resulted primarily from a lower gross profit on a lower level of revenues in the first nine months of 2019 compared to the first nine months of 2018 related to the adoption of Topic 606 in the second quarter of 2018 offset in part by lower overhead expenses and lower Pennsylvania income taxes in the first nine months of 2019 compared to the first nine months of 2018.

Plan of Operation, Liquidity and Capital Resources

During the first nine months of 2019, our Company’s cash increased to $798,000 at September 30, 2019 from $400,800 at December 31, 2018. During the first nine months of 2018, our Company generated $399,400 from its operating activities and used $2,200 for capital equipment purchases.

In the first nine months of 2019, our Company’s revenues decreased approximately 45% to $1,563,000 from $2,860,500 in the first nine months of 2018 of which an increase of 17%, or $224,200, is attributable to an increase in revenues from historical operations in the first nine months of 2019 compared to the first nine months of 2018 offset by a decrease of $1,521,700, or 62%, that is attributable the reduction of our Company’s revenues in the first nine months of 2019 compared to the first nine months of 2018 as a result of the adoption of Topic 606 in the second quarter of 2018.

Our Company’s total overhead expenses, interest expense and income tax expense decreased in the first nine months of 2019 compared to the first nine months of 2018. As a result of these factors, our Company generated net income of $441,100 in the first nine months of 2019 compared to $1,544,400 in the first nine months of 2018. Our Company had positive operating cash flow of $399,400 during the first nine months of 2019 and at September 30, 2019, had positive working capital of $1,454,600 and stockholders’ equity of $2,450,500. For the full year of 2018, our Company had net income of $1,655,400 and had positive operating cash flow of $40,900. At December 31, 2018, our Company had positive working capital of $810,500 and stockholders’ equity of $1,966,700.

Our Company has $97,900 of convertible debentures outstanding that are due during the third quarter of 2020. During the third quarter of 2019, holders of $97,900 of $128,300 of the convertible debentures previously outstanding agreed to extend the maturity dates of the convertible debentures for one year to the third quarter of 2020 with no change in the terms or conditions of the debentures.

In November 2018, our Company negotiated a $150,000 revolving line of credit (“Line of Credit”) with a bank to provide a source of working capital, if required. The Line of Credit is secured by all the assets of our Company and bears interest at the bank’s prime rate for a period of one year and its prime rate plus 1.5% thereafter. The Line of Credit is subject to an annual review and quiet period. There have been no borrowings under the Line of Credit since its inception. We may need to obtain additional capital in the future to further support the working capital requirements associated with our existing revenue base and to develop new revenue sources. We cannot assure you that we will be successful in obtaining such additional capital, if needed. We continue to maintain a cost containment program including curtailment, where possible, of discretionary research and development and sales and marketing expenses.

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

Our Company has received and may seek additional capital, in the form of debt, equity or both, to support our working capital requirements and to provide funding for other business opportunities. We cannot assure you that we will be successful in raising additional capital, or that such additional capital, if obtained, will enable our Company to generate additional revenues and positive cash flow.

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur. If such changes occur, our revenues, results of operations and liquidity may be similarly impacted.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2019, there are no recently issued accounting standards not yet adopted which would have a material effect on our Company’s financial statements.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2019, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value
July 2019	Common Stock – 1,707,982 shares of common stock issued pursuant to exercise of convertible debentures with an exercise price of $0.025 per share.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 6.  Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
4.1	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
4.2	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Filed herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, our Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: November 13, 2019	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: November 13, 2019	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
4.1	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
4.2	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Filed herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith