Form 10-K
period 2019-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2020-03-30
CIK 888981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,325,000 as of June 30, 2019.

As of March 17, 2020, there were 61,044,698 shares outstanding of the registrant’s common stock, $0.01 par value.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2020 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

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

•

Anticipated levels of capital expenditures for fiscal year 2020 and beyond

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

•

Developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards.

•

Security breaches, cybersecurity attacks and other significant disruptions in our information technology systems.

•

The potential impact upon our business of the novel coronavirus COVID-19 pandemic that is affecting almost every country, including the United States.

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

ii

PART I

Item 1.

Business

Background

Nocopi Technologies, Inc. develops and markets specialty reactive inks for applications in the large educational and toy products market. We also develop and market technologies for document and product authentication, which we believe can reduce losses caused by fraudulent document reproduction or by product counterfeiting and/or diversion. We derive our revenues primarily from licensing our technologies on an exclusive or non-exclusive basis to licensees who incorporate our technologies into their product offering and from selling products incorporating our technologies to the licensees or to their licensed printers. Our website address is www.nocopi.com.

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

B.

License agreement containing guaranteed minimum royalties over the initial term of the license, which have been met, with Bendon, Inc. (“Bendon”), an international, well-known children’s coloring and activity book publishing company that permits Bendon to exclusively market products with other characteristics that incorporate our technologies through a distinctly different channel of distribution. This four-year license agreement was completed in June 2015, replacing a previous three-year license agreement. In 2018, amendments to the license agreement were negotiated that (1) extend the license for a period of four years beginning in July 2019 containing guaranteed minimum royalty payments payable over the four-year period and (2) allow Bendon to: (a) market specific new technologies not covered in the license agreement, (b) expand certain rights relative to product content and design that were specifically excluded in the license agreement and (c) market merchandise permitted by the license through all channels of distribution, some of which were previously prohibited in the license agreement.

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

Certain of our license agreements with licensees contain renewal options and/or guaranteed minimum royalties, while others do not. We cannot assure you that any of our existing licenses will be renewed or will generate significant operating revenues for our Company in the future. In each of the years 2019 and 2018, we derived approximately 88% and 92%, respectively, of our total revenues from our licensees and their licensed printers in the entertainment and toy products market. We continue to pursue additional licensing opportunities for our Rub-it & Color ink technology in the large worldwide entertainment and toy products market through direct marketing efforts and attendance at trade shows. We also seek to renew existing license agreements with licensees.

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

Product Revenue

The following table illustrates the approximate percentage of our Company’s total revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31,
Product Type	2019	2018

Entertainment and Toy Technologies and Products	88%	92%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	12%	8%

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

Major Customers

During 2019, we made sales or obtained revenues equal to 10% or more of our Company’s 2019 total revenues from two non-affiliated customers who individually accounted for approximately 55% and 18%, respectively, of 2019 revenues of our Company. During 2018, we made sales or obtained revenues equal to 10% or more of our Company’s 2018 total revenues from two non-affiliated customers who individually accounted for approximately 59% and 21%, respectively, of 2018 revenues of our Company.

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

Research and Development

We have been involved in the research and development of our technologies since our inception. Although several years ago our adverse financial condition forced us to limit funding for research and development, we are presently actively conducting research and development activities in the following three areas, to the extent feasible: (1) refining our present family of products, (2) developing specific customer applications, and (3) expanding our technology into new areas of implementation. During the years ended December 31, 2019 and December 31, 2018, we expended approximately $165,600 and $153,200, respectively, on research and development. We cannot assure you that we will continue to have funds available to maintain our research and development activities at current or increased levels.

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

Employees

We currently have four full-time and two part-time employees. We believe that we have good relations with our employees.

Financial Information about Foreign and Domestic Operations

We conduct our business operations solely within the United States; however, we have licensees and customers in Europe, South America, Asia and Australia. These licensees and customers accounted for approximately 66% of our gross revenues in 2019 and approximately 32% of our gross revenues in 2018. Additional information concerning our foreign and domestic operations is contained in Note 12 to our Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

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

Spread of the Novel Strain of Coronavirus (“COVID-19”). A novel strain of coronavirus, COVID-19, that was first identified in Wuhan, China in December 2019 has surfaced in many countries around the world including the United States. The World Health Organization has declared COVID-19 to constitute a global pandemic. Certain state and local governments have reacted by placing significant restrictions on businesses including a closure in Pennsylvania of non-essential businesses that was announced on March 20, 2020. A requirement to close our Company for a considerable period of time could result in a negative impact on our Company’s financial condition and results of operations. Additionally, as our Company imports certain raw materials from China, if an extended disruption of the supply of these raw materials were to occur, our ability to produce products for sale to our customers could be negatively impacted. Further, restrictions on our customers and licensees in areas affected by the COVID-19 could adversely affect our results of operations and financial condition. We cannot predict the scope or magnitude of the negative effect that may result from the impact of the COVID-19 pandemic on the Company’s financial condition and results of operations.

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

Dependence on Major Customers. We are dependent on our licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of our licensees to maintain at least current levels of sales of products utilizing our technologies could adversely affect our operating results and cash flow. To the extent that our licensees are adversely affected by negative economic conditions such as those that may result from the present COVID-19 pandemic, our revenues may also be negatively impacted. We derive a significant percentage of our revenues through licensing relationships with two major customers. Revenues obtained directly from these customers and indirectly, through the customers’ third party licensed printers, equaled approximately 84% of our Company’s revenues in 2019. Receivables from these two licensees and their third party authorized printers were approximately 96% of our Company’s net accounts receivable at December 31, 2019. One of the license agreements expires in 2023 and contains guaranteed minimum royalties, which historically are met. The other license agreement expires in 2022. Both license agreements contain renewal options; but there can be no assurances that one or both of the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for our Company in the future.

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

Volatility of Stock Price. The market price for our common stock has historically experienced significant fluctuations and may continue to do so. With the exception of 2007, 2013, 2014 and 2016 through 2019 from its inception, our Company has operated at a loss and it has not produced revenue levels traditionally associated with publicly-traded companies. Our common stock is not listed on a national or regional securities exchange and, consequently, our Company receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow our stock and it is thinly traded. The market price for our common stock may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of our Company’s common stock.

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

Economic Conditions. Our Company’s revenue is susceptible to changes in general economic conditions. Our sales, liquidity and overall results of operations may be negatively affected by decreasing consumer confidence, slowdowns in consumer spending or other downturns in the U.S. economy as a whole or in any geographic markets from which we derive revenue. In addition, these factors may result in decreased customer and licensee demand for our products and may negatively impact our ability to develop new customers and licensees. Due to uncertainties surrounding the worldwide economy, particularly in light of the COVID-19 pandemic, we are unable to predict the effect of such conditions on our customers and licensees. Consequently, we cannot predict the scope or magnitude of the negative effect resulting from ongoing global financial uncertainties or economic slowdowns.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our corporate headquarters, research and ink production facilities are located at 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406. These premises consist of approximately 6,100 square feet of leased space. Our lease commenced in January 2014 and expires in April 2024. Current monthly rent under this lease is $4,212; this amount escalates an amount of approximately three percent each year. In addition to rent, we are also responsible for our pro-rata share of the operating costs of the building.

We incurred leasehold improvement expenditures of approximately $27,800 through March 17, 2020, and we believe that additional leasehold improvement expenditures will not be significant. We consider this space adequate for our current needs and additional space is available as needed.

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

Shareholders

As of March 17, 2020, there were approximately 530 holders of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

Our Company does not pay any cash dividends on its common stock. Our Business Loan Agreement with Santander Bank, N.A. restricts our ability to pay cash dividends on our common stock and it will continue to do so for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Date	Security/Value
October 2019	Common Stock – 720,000 shares of common stock at the price of at $0.035 per share issued for services.

No underwriters were utilized, and no commissions or fees were paid with respect to the above transaction. We relied on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

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

Both the absolute amount of our Company’s revenues and the mix among the various sources of revenue are subject to substantial fluctuation. We have a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on our Company’s total revenue, revenue mix and overall financial performance. Such changes may result from a substantial customer’s product development delays, engineering changes, changes in product marketing strategies, production requirements and the like. We cannot predict whether COVID-19 will materially affect our licensing fees or the demand for our products. In addition, certain customers have, from time to time, sought to renegotiate certain provisions of their license agreements and, when our Company agrees to revise such terms, revenues from the customer may be affected.

Comparison of the Years ended December 31, 2019 and 2018

Revenues for 2019 were $2,537,400, a decrease of approximately 24%, or $804,300, from $3,341,700 in 2018. Revenues in 2018 included, in accordance with ASU 214-09, Revenue from Contracts with Customers (“Topic 606”), revenue of $1,521,700 representing the present value of guaranteed royalty payments that are payable over a four-year period beginning in the third quarter of 2019 as a result of an amendment to a license agreement with a licensee that, in addition to expanding the technologies that our licensee is permitted to market, provides for a four year extension to the license agreement beginning in July 2019. Since the performance obligation is to grant the license for the use of certain patented ink technology as it exists at the time that it is granted, the promise to grant the license is a performance obligation satisfied at a point in time in accordance with Topic 606. Previously, we recognized revenue from licenses and royalties on a straight-line basis over the term of the related license agreement.

Licenses, royalties and fees decreased in 2019 by approximately 65%, or $1,448,700, to $793,800 from $2,242,500 in 2018. The decrease in licenses, royalties and fees in 2019 compared to 2018 is due primarily to the adoption of Topic 606 described above. See “Plan of Operation, Liquidity and Capital Resources” and “Note 2 to our Financial Statements” for comparative information on the impact of the adoption of Topic 606 to our Company’s financial statements.

Product and other sales increased by $644,400, or approximately 59%, to $1,743,600 in 2019 from $1,099,200 in 2018. The higher level of ink sales in 2019 compared to 2018 is due primarily to higher ink requirements of the licensed third-party printers used by the Company’s licensees in the entertainment and toy products market. Sales of ink to the licensed printers of its licensees in the entertainment and toy products market were approximately $620,300 higher in 2019 compared to 2018. Sales of security ink to the Company’s licensees in the retail receipt and document fraud market increased by approximately $14,800 in 2019 compared to 2018.

Our Company derived $2,223,900, or approximately 88% of total revenues, from licensees and their licensed printers in the entertainment and toy products market in 2019 compared to $3,076,900, or approximately 92% of total revenues, in 2018. The decrease in revenues from our licensees and their authorized printers in the entertainment and toy products market in 2019 compared to 2018 is due primarily to the adoption of Topic 606. Our Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by marketplace reaction to the new and improved products, economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. We cannot assure you that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions currently being experienced worldwide as a result of Covid-19.

Gross profit decreased to $1,695,700, or approximately 67% of revenues, in 2019 from $2,780,500, or approximately 83% of revenues, in 2018. The lower gross profit in 2019 compared to 2018 results primarily from both lower licenses, royalties and fees due to the adoption of Topic 606 and higher gross revenues from product and other sales 2019 compared to 2018.

Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in 2019 compared to 2018 reflects lower gross revenues from licenses, royalties and fees and from product and other sales in 2019 compared to 2018.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Due primarily to the lower revenues in 2019 compared to 2018, the gross profit from licenses, royalties and fees decreased to approximately 79% of revenues from licenses, royalties and fees in 2019 from approximately 95% in 2018.

Gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. Due to changes in mix of products sold and increases in the prices of certain raw materials, the gross profit from product and other sales increased to approximately 61% of revenues in 2019 from approximately 59% of revenues in 2018.

Research and development expenses were $165,600 in 2019 compared to $153,200 in 2018. The increase in 2019 compared to 2018 resulted primarily from higher employee related and product development expenses in 2019 compared to 2018.

Sales and marketing expenses were $329,900 in 2019 compared to $387,300 in 2018. The decrease 2019 compared to 2018 is due primarily to lower commission expense related to a lower level of revenues in 2019 compared to 2018 as a result of the adoption of Topic 606 in 2018.

General and administrative expenses increased to $393,900 in 2019 from $369,400 in 2018. The increase in 2019 compared to 2018 is due primarily to higher corporate relations expenses offset in part by lower patent related and legal expenses in 2019 compared to 2018.

Other income (expenses) in 2019 and 2018 included interest on convertible debentures held by seven investors and interest income on invested funds.

Income taxes in 2019 and 2018 resulted from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

Our net income of $754,900 in 2019 compared to net income of $1,655,400 in 2018 resulted primarily from a lower gross profit on a lower level of revenues in 2019 compared to 2018 related to the adoption of Topic 606 offset in part by lower overhead expenses and income taxes along with positive interest in 2019 compared to 2018.

Our management does not believe that inflation and changing prices have had a significant effect on our revenues and results of operations during the years ended December 31, 2019 and December 31, 2018.

Plan of Operation, Liquidity and Capital Resources

Our cash increased to $688,000 at December 31, 2019 from $400,800 at December 31, 2018. During 2019, our Company generated $360,600 from its operating activities and used $73,400 for capital expenditures.

Our Company’s revenues decreased approximately 24% to $2,537,400 in 2019 from $3,341,700 in 2018 of which an increase of 39%, or $717,400 is attributable to historical operations offset by a decrease of 63%, or $1,521,700, that is attributable the reduction of our Company’s revenues in 2019 compared 2018 as a result of the adoption of Topic 606 in the second quarter of 2018.

Our Company’s total overhead expenses increased in 2019 compared to 2018, our Company’s net interest income increased in 2019 compared to 2018 and our Company’s income tax expense decreased in 2019 compared to 2018. As a result of these factors, our Company generated net income of $754,900 in 2019 compared to $1,655,400 in 2018. Our Company had positive operating cash flow of $360,600 in 2019. At December 31, 2019, our Company had working capital of $1,835,300 and stockholders’ equity of $2,789,700. For the full year of 2018, our Company had net income of $1,655,400 and had positive operating cash flow of $40,900. At December 31, 2018, our Company had working capital of $810,500 and stockholders’ equity of $1,966,700.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment due to Covid-19. As a result, our revenues, results of operations and liquidity may be negatively impacted as they were in previous years.

Contractual Obligations

We conduct our operations in leased facilities under a non-cancelable operating lease expiring in 2024. Future minimum lease payments under this operating lease at December 31, 2019 are: $51,600 – 2020; $53,100 – 2021; $54,600 – 2022; $56,200 – 2023 and $18,900 – 2024. Total rental expense under operating leases was $53,300 and $45,100 in each of the years ended December 31, 2019 and December 31, 2018, respectively.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent related updates. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from operating leases. The Company adopted the standard effective January 1, 2019 under the optional transition method which allows the entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The standard had a material impact on the balance sheet. As of January 1, 2019, the operating lease right of use asset and operating lease liability amounted to $241,000 with no cumulative-effect adjustment.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2019, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Item 9b.

Other Information

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders.

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

NOCOPI TECHNOLOGIES, INC.

Date: March 30, 2020	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2020
Michael A. Feinstein, M.D.

/s/ Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 30, 2020
Rudolph A. Lutterschmidt

/s/ Herman M. Gerwitz	Director	March 30, 2020
Herman M. Gerwitz

/s/ Marc Rash	Director	March 30, 2020
Marc Rash

/s/ Philip B. White	Director	March 30, 2020
Philip B. White

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nocopi Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nocopi Technologies, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania

March 30, 2020

Nocopi Technologies, Inc.

Balance Sheets*

	December 31
	2019	2018
Assets
Current assets
Cash	$688,000	$400,800
Accounts receivable less $5,000 allowance for doubtful accounts	1,352,300	579,000
Inventory	127,900	133,500
Prepaid and other	135,000	43,600
Total current assets	2,303,200	1,156,900
Fixed assets
Leasehold improvements	24,200	19,700
Furniture, fixtures and equipment	252,500	185,400
	276,700	205,100
Less: accumulated depreciation and amortization	206,600	197,600
	70,100	7,500
Other assets
Long-term receivables	957,000	1,352,200
Operating lease right of use - building	202,000	–
	1,159,000	1,352,200
Total assets	$3,532,300	$2,516,600
Liabilities and Stockholders’ Equity
Current liabilities
Convertible debentures	$97,900	$128,300
Accounts payable	44,300	16,500
Accrued expenses	231,600	163,000
Income taxes	52,400	38,600
Operating lease liability – current	41,700	–
Total current liabilities	467,900	346,400

Other liabilities
Accrued expenses, non-current	67,000	94,700
Deferred income taxes	47,400	108,800
Operating lease liability – non-current	160,300	–
	274,700	203,500

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, $1.00 par value
Authorized – 300,000 shares
Issued and outstanding – none	–	–
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 2019 - 61,044,698 shares; 2018 - 58,616,716 shares	610,400	586,200
Paid-in capital	12,483,900	12,440,000
Accumulated deficit	(10,304,600)	(11,059,500)
	2,789,700	1,966,700
Total liabilities and stockholders’ equity	$3,532,300	$2,516,600

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Operations*

.	Years ended December 31
	2019	2018
Revenues
Licenses, royalties and fees	$793,800	$2,242,500
Product and other sales	1,743,600	1,099,200
	2,537,400	3,341,700

Cost of revenues
Licenses, royalties and fees	169,100	115,400
Product and other sales	672,600	445,800
	841,700	561,200
Gross profit	1,695,700	2,780,500

Operating expenses
Research and development	165,600	153,200
Sales and marketing	329,900	387,300
General and administrative	393,900	369,400
	889,400	909,900
Net income from operations	806,300	1,870,600

Other income (expenses)
Interest income	11,700	2,900
Interest expense and bank charges	(10,800)	(12,300)
	900	(9,400)
Net income before income taxes	807,200	1,861,200
Income taxes	52,300	205,800
Net income	$754,900	$1,655,400

Net income per common share
Basic	$.01	$.03
Diluted	$.01	$.03

Weighted average common shares outstanding
Basic	59,443,207	58,616,716
Diluted	59,836,570	58,980,420

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statement of Stockholders’ Equity*

For the Period January 1, 2018 through December 31, 2019

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2018	58,616,716	$586,200	$12,440,000	$(12,811,000)	$215,200

Cumulative effect of accounting change at January 1, 2018, Note 2				96,100	96,100

Net income				1,655,400	1,655,400
Balance – December 31, 2018	58,616,716	586,200	12,440,000	(11,059,500)	1,966,700

Issuance of common stock	720,000	7,100	18,300		25,400

Conversion of debentures and accrued interest to common stock	1,707,982	17,100	25,600		42,700

Net income				754,900	754,900
Balance – December 31, 2019	61,044,698	$610,400	$12,483,900	$(10,304,600)	$2,789,700

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

	Years ended December 31
	2019	2018
Operating Activities
Net income	$754,900	$1,655,400
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,800	7,100
Deferred income taxes	(61,400)	108,800
Other assets	193,200	(1,352,200)
Other liabilities	174,300	94,700
Common stock issued for services	25,400	–
Cumulative effect of accounting change	–	96,100
	1,097,200	609,900
(Increase) decrease in assets
Accounts receivable	(773,300)	(286,900)
Inventory	5,600	(22,900)
Prepaid and other	(91,400)	(8,300)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	108,700	(190,100)
Income taxes	13,800	38,600
Deferred revenue	–	(99,400)
	(736,600)	(569,000)
Net cash provided by operating activities	360,600	40,900

Investing Activities
Additions to fixed assets	(73,400)	(500)
Net cash used in investing activities	(73,400)	(500)
Increase in cash	287,200	40,400

Cash
Beginning of year	400,800	360,400
End of year	$688,000	$400,800

Cash paid for interest	$–	$1,000
Cash paid for taxes	$100,000	$44,600

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use – building	$241,100	$–
Operating lease liability	$(241,100)	$–
Accumulated depreciation and amortization	$1,800	$–
Furniture, fixtures and equipment	$(1,800)	$–
Convertible debentures	$30,400	$–
Accrued expenses	$12,300	$–
Common stock	$(17,100)	$–
Paid-in capital	$(25,600)	$–

*The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Patent costs are charged to expense as incurred.

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

The adoption of the new guidance affected our recognition of revenue from licenses and royalties. Under our previous accounting practice, we recognized revenue from licenses and royalties on a straight-line basis over the term of the related license agreement. As a result of our adoption of the new guidance, we will recognize revenue from fixed fee licensees at a point in time when the term begins if the contract provides for patented ink technology only as it exists at the time that it is granted. However, for license agreements that provide for rights to future ink technology, revenue will be recognized over the term of the license agreement.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

Revenue for per-unit license agreement will be recognized in the period that the Company receives the related royalty report. Revenue for product sales will be recognized upon shipment to the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. The Company does not offer any warranties, however, damaged products can be returned for credit or refund. For disaggregation of revenue by customers and geographic region, see Note 12.

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

The change in accumulated deficit on our Balance Sheet at December 31, 2018, including the aggregate impact of the change in accounting principles which was effective on January 1, 2018, was as follows:

Accumulated deficit – January 1, 2018	$(12,811,000)
Net income	1,655,400
Cumulative effect of accounting change at January 1, 2018	96,100
Accumulated deficit – December 31, 2018	$(11,059,500)

Income taxes – Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair value – The carrying amounts reflected in the balance sheets for receivables, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments. The carrying amount of the convertible debentures approximates fair value since the interest rate associated with the debt approximates the current market interest rates.

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

Stock-based payments – Our Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. Our Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the vesting period or the requisite service periods using the straight-line method. Our Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, "Equity- Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, our Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by our Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid in capital in stockholders’ equity over the applicable service periods. Non-employee equity based payments are recorded as an expense over the service period, as if our Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service completed. As of June 30, 2018 our Company changed its accounting policy for non-employee equity based payments by adopting FASB ASU 2018-07, which expands Topic 718 to include transactions for acquiring goods and services, from nonemployees.

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

The table below presents the computation of basic and diluted weighted average common shares outstanding:

	2019	2018
Basic shares outstanding	59,443,207	58,616,716
Incremental shares from assumed conversion of warrants	393,363	363,704
Diluted shares outstanding	59,836,570	58,980,420

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent related updates. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from operating leases. The Company adopted the standard effective January 1, 2019 under the optional transition method which allows the entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The standard had a material impact on the balance sheet. As of January 1, 2019, the operating lease right of use asset and operating lease liability amounted to $241,000 with no cumulative-effect adjustment.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2019, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.

Concentration of Credit Risk

Certain financial instruments potentially subject our Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivables. At December 31, 2019, our Company’s deposits with a financial institution were $438,000 in excess of the FDIC deposit insurance coverage of $250,000. There is a concentration of credit risk with respect to accounts receivable due to the number of major customers.

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

5.

Convertible Debentures

At December 31, 2019, our Company had convertible debentures totaling $97,900 outstanding, which are due during the third quarter of 2020. The convertible debentures bear interest at 7%. During the third quarter of 2019, our Company’s Board of Directors approved and the holders of $97,900 of the $128,300 of convertible debentures previously outstanding agreed to extend the maturity dates of those convertible debentures for one year to the third quarter of 2020 with no change in the terms or conditions of the debentures. At the option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of our Company at $0.025 per share. During the third quarter of 2019, the holders of approximately $30,400 of previously outstanding convertible debentures elected to convert those debentures plus approximately $12,300 of accrued interest into 1,707,982 shares of restricted stock of our Company.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

6.

Stockholders’ Equity

In October 2019, our Company issued 720,000 shares of restricted common stock to an investor relations firm as a portion of compensation for services. The common stock vests on a pro rata basis over one year. The fair value of the common stock amounting to $25,400 on the inception date of agreement is being amortized to expense over the first year of the engagement.

7.

Other Income (Expenses)

Other income (expenses) in the years ended December 31, 2019 and December 31, 2018 includes interest on convertible debentures held by seven investors.

8.

Income Taxes

There is no provision for federal income taxes for the years ended December 31, 2019 and December 31, 2018 due to the availability of net operating loss carryforwards. At December 31, 2019 and December 31, 2018, our Company had NOL’s approximating $1,622,000 and $2,478,000, respectively. The operating losses at December 31, 2019 are available to offset future taxable income; however, if not utilized, they expire in varying amounts through the year 2032. The utilization of these NOL’s to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no material temporary differences for the years ended December 31, 2019 and December 31, 2018. Our Company has established a 100% valuation allowance of $454,200 and $693,800 at December 31, 2019 and December 31, 2018, respectively, for the deferred tax assets due to the uncertainty of their realization.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

 The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Year ended December 31
	2019	2018
Current state taxes	$52,400	$93,400
Deferred state taxes	–	108,800
	$52,400	$202,200

The reconciliation of the statutory federal rate to our Company’s effective tax rate follows:

	2019		2018
	Amount	%	Amount	%

Income tax at U.S. federal income tax rate	$158,600	21	$398,200	21

State tax net of federal tax effect	52,300	7	202,200	7

Utilization of operating losses	(158,600)	(21)	(398,200)	(21)
	$52,300	7	$202,200	7

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

The components of deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018

Deferred tax asset for NOL carryforwards	$454,200	$693,800

Deferred tax liability - other	(47,400)	(108,800)
Valuation allowance	(454,200)	(693,800)
	$(47,400)	$(108,800)

The income tax provision consists of the following:

	2019	2018

Current	$119,700	$97,000

Deferred	(67,400)	108,800
	$52,300	$205,800

Our Company has adopted the provisions of FASB ASC 740-10-50-15, “Unrecognized Tax Benefit Related Disclosures.” There were no unrecognized tax benefits as of the date of adoption and no unrecognized tax benefits at December 31, 2019. There was no change in unrecognized tax benefits during the year ended December 31, 2019 and there was no accrual for uncertain tax positions as of December 31, 2019.

Interest and penalties totaling $3,600 in 2018 were recognized as income tax expense in the statement of operations and in the balance sheet. Tax years from 2016 through 2019 remain subject to examination by U.S. federal and state tax jurisdictions.

9.

Related Party Transactions

During the year ended December 31, 2018, our Company paid $235,400 to Michael A. Feinstein, M.D., our Company’s Chairman of the Board and Chief Executive Officer, representing the balance of previously deferred salary owed to him under an employment agreement with our Company. During the five month period ended May 31, 2018, Dr. Feinstein deferred $35,400 of salary. In June 2018, the periodic salary payments provided for in Dr. Feinstein’s employment agreement resumed. At December 31, 2019, there was no remaining deferred salary owed to Dr. Feinstein. There was no interest payable on the deferred salary.

10.

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2019 are: $51,600  – 2020; $53,100 – 2021; $54,600 – 2022; $56,200 – 2023 and $18,900 – 2024.

Total lease expense under operating leases was $53,300 and $45,100 in each of the years ended December 31, 2019 and December 31, 2018, respectively.

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31
2020	$51,600
2021	53,100
2022	54,600
2023	56,200
2024	18,900
Total lease payments	234,400
Less imputed interest	(32,400)
Total	$202,000

Our Company has an employment agreement, expiring in May 2021, with Michael A. Feinstein, M.D., its Chairman of the Board and Chief Executive Officer. The employment agreement contains one-year renewal provisions that became effective after the original term. Dr. Feinstein receives base compensation of $120,000 per year effective January 1, 2020 plus a performance bonus determined by our Company’s Board of Directors. Our Company has an employment agreement, expiring in March 2021, with Terry W. Stovold, its Chief Operating Officer, whereby Mr. Stovold receives a salary set by our Company’s Board of Directors, currently set at $75,000, along with a commission of seven percent on sales generated by his efforts. The employment agreement contains one-year renewal provisions that became effective after the original term. Future minimum compensation payments under these employment agreements are: $195,000 to be paid in 2020 and $68,800 to be paid in 2021.

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

At December 31, 2019, our Company did not have an active stock option plan. Our Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There was no compensation expense recognized during the years ended December 31, 2019 and December 31, 2018 and there was no unrecognized portion of expense at December 31, 2019.

At December 31, 2019, our Company had 691,365 warrants to purchase common stock of our Company outstanding at an exercise price of $0.02 and expiring at various dates through July 2021. The warrants are held by ten investors who acquired convertible debentures from our Company in 2013 and 2014.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

A summary of outstanding warrants follows:

			Weighted
		Exercise	Average
	Number of	Price Range	Exercise
	Shares	Per Share	Price
Outstanding at December 31, 2018 and December 31, 2019	691,365	$0.02	$0.02

Weighted average remaining contractual life (years)	.83

			Weighted
		Exercise	Average
	Number of	Price Range	Exercise
	Shares	Per Share	Price
Exercisable warrants at year end:
2019	691,365	$0.02	$0.02

Weighted average remaining contractual life (years)	.83

The aggregate intrinsic value of warrants outstanding and exercisable as of December 31, 2019 was approximately $38,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.075 for our Company’s common stock on December 31, 2019. At December 31, 2019, our Company has reserved 6,297,543 shares of common stock for possible future issuance upon exercise of 691,365 warrants and for the conversion of approximately $97,900 of convertible debentures and accrued interest into 5,606,178 shares of common stock.

Our Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of our Company. There were no contributions charged to expense during 2019 or 2018.

12.

Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of our Company’s total revenues were:

	Year ended December 31
	2019	2018
Customer A	55%	21%
Customer B	18%	59%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2019	2018
Customer A	26%	6%
Customer B	67%	86%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

Our Company’s revenues by geographic region are as follows:

	Year ended December 31
	2019	2018
North America	$856,300	$2,280,000
South America	–	1,500
Europe	600	200
Asia	1,630,500	1,020,000
Australia	50,000	40,000
	$2,537,400	$3,341,700

13.

Subsequent Event

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization has declared COVID-19 to constitute a global pandemic. On March 19, 2020 the Governor of Pennsylvania declared a health emergency and issued an order to close all nonessential businesses until further notice. Our operations are deemed to be essential and thus we remain open. However, disruptions to our business operations could occur as a result of quarantines of employees and suppliers in areas affected by the outbreak, facility closures, and travel and logistics restrictions in connection with the outbreak. While we expect this matter to negatively impact its results of operations, cash flow and financial position, the related financial impact cannot be reasonably estimated at this time.

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2008
3.2	Amended and Restated Bylaws	Incorporated by reference to the Company’s Form 8-K filed on March 12, 2019
4.1	Form of Certificate of Common Stock	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 7, 2006
4.2	Securities registered under Section 12 of the Exchange Act	Filed herewith
10.1†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 15, 1999
10.2	Director Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.3	Officer Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.4†	Employment Agreement with Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008
10.5†	Employment Agreement Amendment - Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Form 8-K filed on December 17, 2019
10.6†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2010
10.7†	Employment Agreement with Terry W. Stovold	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012
10.8	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.9	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
10.10	Lease Agreement dated December 12, 2013 relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.11	Lease Extension Agreement dated September 28, 2018	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.12	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated November 28, 2018 between the Company and Santander Bank	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.13	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

† Compensation plans and arrangements for executives and others.