Form 10-K/A
period 2019-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2020-04-29
CIK 888981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for Nocopi Technologies, Inc. for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “Original Form 10-K”). Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Nocopi Technologies, Inc.

We are filing this Amendment to include the information required by Part III and not included in the Original Form 10-K, because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Form 10-K to our incorporation by reference of certain sections of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Additionally, the box relating to disclosure of delinquent filers pursuant to Item 405 of Regulation on the cover page of the Original Form 10-K which was checked, is now not checked.

Except as set forth in Part III below, the updates to exhibit list in the Index to Exhibits (incorporated into Part IV – Item 15(a)(3) by reference) and the above-mentioned changes to the cover page of the Original Form 10-K, no other changes are made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update in any way the disclosures contained in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

i

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Director Term*

Michael A. Feinstein, M.D.	73	Chair of the Board of Directors; Chief Executive Officer	1 year/Expires 2020
Terry W. Stovold	57	Chief Operating Officer	—
Rudolph A. Lutterschmidt	73	Vice President and Chief Financial Officer	—
Herman M. Gerwitz	66	Director	1 year/Expires 2020
Marc Rash	71	Director	1 year/Expires 2020
Philip B. White	81	Director	1 year/Expires 2020

———————

*

The term of office of each of the Directors is one (1) year, which continues until his successor has been elected and qualified.

Business experience of directors, executive officers, and significant employees

Michael A. Feinstein, M.D., 73, has served as our Chairman of the Board of Directors since December 1999 and our Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than thirty years, serving for more than twenty-five years as the President of a group medical practice which includes two physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle University and his M.D. from Jefferson Medical College. He has represented our Company in numerous licensing negotiations, governmental meetings and capital raises. The Board of Directors believes that Dr. Feinstein’s considerable personal experience as a business owner and investor in publicly traded businesses makes him well suited to serve as a member of our Board of Directors.

Terry W. Stovold, 57, has served as our Chief Operating Officer since July 2014, and has been employed by our Company for more than thirty years. Mr. Stovold previously served as our Company’s Director of Operations and Sales. Mr. Stovold received a Forestry Technician College degree from Algonquin College in Pembroke, Ontario, Canada and studied business at McGill University in Montreal, Canada. He holds numerous U.S. and foreign patents in the fields of printing technology and printing inks.

Rudolph A. Lutterschmidt, 73, has served as our Vice President and Chief Financial Officer since 1992, serving in this capacity on a part-time basis since January 2000. Mr. Lutterschmidt has been a consultant to several southeast Pennsylvania businesses. He is a graduate of Syracuse University.

Herman M. Gerwitz, CPA, 66, has served as our director since May 2005. He is presently the Treasurer of Keystone Property Group. Mr. Gerwitz has been with Keystone full time since 1998 and has been responsible for all the financial matters of a Real Estate Development Company that has grown to over 10 million square feet of commercial real estate and a $2 billion Real Estate Fund. Prior to joining Keystone, Mr. Gerwitz spent 20 years as a partner in a public accounting firm. He received a BBA from Temple University with master’s coursework at Widener University. He has been a member of both the Pennsylvania and American Institutes of Certified Public Accountants since 1983. The Board of Directors believes that Mr. Gerwitz’ many years as a Certified Public Accountant and his subsequent business management experience make him well suited to serve as a member of our Board of Directors and to serve on the Audit Committee of the Board of Directors.

Marc Rash, 71, has served as our director since September 2017, and is the Executive Vice President of Keystone Property Group, a Real Estate Development Company with over 10 million square feet of commercial real estate and a $2 billion Real Estate Fund. Mr. Rash, who joined Keystone in 1994, has extensive dealings with numerous lenders and investors as well as significant real estate experience, including the redevelopment of apartments, shopping centers and industrial/office space. Previously, Mr. Rash was an agent with the IRS specializing in auditing large corporations and high-net-worth individuals. Mr. Rash graduated from the University of North Carolina with a Bachelor of Science in Accounting and received his Juris Doctor degree from Delaware Law School. He is a member of the Pennsylvania Bar Association and the American Institute of Certified Public Accountants. The Board of Directors believes that Mr. Rash’s financial and legal background along with his banking and investor experience make him well suited to serve as a member of our Board of Directors.

Philip B. White, 81, has served as our director since August 2006. Mr. White is currently an international consultant in the private sector providing regulatory and industry standards advice to international companies regulated by the Food and Drug Administration, the Consumer Product Safety Commission, and the Environmental Protection Agency. He also served as a Technical Advisor and Regulatory Liaison to Nocopi from 2002 to 2005. Before establishing his own global consulting practice in 2000, Mr. White was, from 1994 to 2000, Director of Medical Device Consulting at the international firm of AAC Consulting Group (now Kendle), Rockville, MD. In 1994, Mr. White retired from a 33-year career with the U.S. Food and Drug Administration. His last FDA position was Director of the Office of Standards and Regulations in the Center for Devices and Radiological Health. Previous FDA positions included Regional Director of FDA’s enforcement activities in the Southwestern Region, Deputy FDA Assistant Commissioner for Program Coordination, and Supervisory Food and Drug Inspector. He has served on the Board of Directors of the American National Standards Institute, the Association for Advancement of Medical Instrumentation, and the Regulatory Affairs Professionals Society. He is a 1961 graduate of Wilkes University, Wilkes-Barre, PA with a B.A. Degree in Biology. He also did graduate studies in 1967 and 1968 specializing in the Federal Food Drug and Cosmetic Act at the New York University Graduate Law School in New York City. The Board of Directors believes that Mr. White’s considerable experience with consumer product safety and regulatory matters gained from his many years at the Food and Drug Administration makes him well suited to serve as a member of our Board of Directors.

The terms of all current directors expire at the 2020 annual meeting of stockholders of our Company.

Changes to Director Nomination Procedures

On March 8, 2019 our Board of Directors amended and restated our Company’s bylaws in their entirety. Our amended and restated bylaws contain new procedures by which security holders may recommend nominees to our Board of Directors. These new procedures are contained in Sections 2.13 and 2.14 of our amended and restated bylaws. Our amended and restated bylaws are incorporated herein by reference as Exhibit 3.2. The foregoing discussion does not purport to be complete and is qualified in its entirety by reference to the attached amended and restated bylaws.

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

Code of Ethics

Our Company has adopted a Code of Ethics that applies to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and persons performing similar functions. A copy of our Company’s Code of Ethics is incorporated by reference to Exhibit 14.1 of this report on Form 10-K/A.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, other than as set forth herein, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements: During 2019, Herman M. Gerwitz failed to file one report on Form 4 in connection with one transaction.

Item 11.     Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our Named Executives for the fiscal years ended December 31, 2019 and 2018.

Summary Compensation Table

				All other
		Salary	Bonus	compensation	Total
Name and principal position	Year	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(g)	(h)

Michael A. Feinstein, M.D.	2019	85,000	3,000	—	88,000
CEO, Pres. Chmn. Of the Board (1)	2018	85,000	2,500	—	87,500

Terry W. Stovold	2019	75,000	3,000	171,200	249,200
Chief Operating Officer (2)	2018	75,000	2,500	230,500	308,000

———————

1.

Dr. Feinstein entered into a written employment agreement effective June 1, 2008 under which he serves as President and Chief Executive Officer of our Company for an initial term of three years with successive one year renewal terms. In accordance with the terms of the employment agreement, the employment agreement renewed on December 1, 2019 for a period of one year effective June 1, 2020. The employment agreement provided for an annual base salary of $85,000 which may be increased annually at the discretion of the Board of Directors and an annual performance bonus determined by the Board of Directors. On December 13, 2019, our Company entered into an amended employment agreement with Dr. Feinstein that amends his employment agreement to increase his base salary from $85,000 to $120,000 effective January 1, 2020. In certain situations, including a change in control, Dr. Feinstein may be eligible to receive his base salary for a period of up to twelve months following the termination of employment. The employment agreement prohibits him from competing with our Company during the term of this agreement and for two years after the termination of his employment with our Company. During the year ended December 31, 2018, Dr. Feinstein was paid $200,000 of salary that was previously deferred by him. At December 31, 2019, there was no remaining deferred salary owed to Dr. Feinstein.

2.

Mr. Stovold entered into a written employment agreement effective April 1, 2011 under which he served as our Company’s Director of Operations and Sales for an initial term of three years with successive one-year renewal terms. In July 2014, our Company’s Board of Directors appointed Mr. Stovold Chief Operating Officer of our Company. The employment agreement provides for a base salary set by the Company’s Board of Directors, which is currently set at $75,000 per year beginning on January 1, 2012, along with a commission of seven percent on sales generated by his efforts. The amount in column (g) reflects Mr. Stovold’s commissions on sales. In certain situations, including but not limited to a change in control, Mr. Stovold may be eligible to receive his base salary for a period of up to six months following the termination of employment. The employment agreement prohibits him from competing with our Company during the term of the agreement and for one year after the termination of his employment with our Company. At December 31, 2019, Mr. Stovold was owed approximately $180,600 of commissions payable through 2023 related to sales realized through 2019 as a result his efforts, of which approximately $86,300 is currently payable.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table summarizes compensation earned by our Company’s directors for the year ended December 31, 2019. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of our Company.

	Fees
	earned				Nonqualified
	or			Nonequity	deferred
	paid in	Stock	Option	incentive plan	compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Michael A. Feinstein, M.D. (1)	—	—	—	—	—	—	—
Herman M. Gerwitz	3,000	—	—	—	—	—	3,000
Richard Levitt (2)	3,000	—	—	—	—	—	3,000
Marc Rash	3,000	—	—	—	—	—	3,000
Philip B. White	3,000	—	—	—	—	—	3,000

———————

1.

Serves as an executive officer and a director, but receives no additional compensation for serving as a director.

2.

Mr. Levitt passed away on November 12, 2019.

Compensation Policies and Practices as They Relate to Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2020, the stock ownership of (1) each person or group known to our Company to beneficially own 5% or more of our common stock and (2) each director and Named Executive (as set forth in Item 11. Executive Compensation) individually, and (3) all directors and executive officers of our Company as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406.

Common Stock

Name of Beneficial Owner	Number Of Shares Beneficially Owned	Percentage of Class (1)(2)
5% Stockholders
SRK Fund I, LP Group 415 Ashurst Ave. Secane, PA 19018 (3)	13,228,079	21.9%
Philip N. Hudson 415 Ashurst Ave. Secane, PA 19018 (3)	5,637,918	9.3%
Ross Campbell 415 Ashurst Ave. Secane, PA 19018 (3)	3,264,457	5.4%
Westvaco Brand Security, Inc. 230 West Broad Street Glen Allen, VA 23060 (4)	3,917,030	6.5%

Directors, Officers and Named Executive
Michael A. Feinstein, M.D. (5)	3,752,083	6.2%
Herman M. Gerwitz (6)	918,196	1.5%
Marc Rash (7)	208,333	*
Philip B. White (8)	311,245	*
Terry W. Stovold	12,000	*
All Executive Officers and Directors as a Group (6 individuals)	5,202,457	8.6%

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

(2)

Based on 60,324,698 shares of common stock outstanding on March 31, 2020.

(3)

Based upon a Schedule 13D/A filed October 1, 2019. SRK Fund I, LP, SRK Capital, LLC and Sean Kirkwood have shared voting power and shared dispositive power over 2,279,454 shares, Philip N. Hudson has sole voting power and sole dispositive power over 5,637,918 shares, Ross Campbell has sole voting power and sole dispositive power over 3,264,457 shares, Stanley Knowlton has sole voting power and sole dispositive power over 703,500 shares and Ward Carey has sole voting power and sole dispositive power over 1,342,750 shares.

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

None.

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

Director Independence

Although we are currently traded on the Over-the-Counter Markets, our Board of Directors has reviewed each of the Directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an Executive Officer or employee of our Company or any other individual having a relationship which, in the opinion of our Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has affirmatively determined that four of our directors, Herman M. Gerwitz, Richard Levitt (who served as a director until November 12, 2019), Marc Rash and Philip B. White are/were independent directors in that they are/were independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors. In making such determination, our Board of Directors considered the relationships that each such non-employee director has/had with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. One member of our Board of Directors, Michael A. Feinstein, M.D., is not an independent director pursuant to the standards described above.

Our audit committee is comprised of Michael A. Feinstein, M.D. and Herman M. Gerwitz, CPA. Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities

Item 14.    Principal Accountant Fees and Services

The aggregate fees billed for the years ended December 31, 2019 and December 31, 2018 for professional services rendered by Morison Cogen, LLP for the audit of our Company’s annual financial statements and review of financial statements included in our Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $44,000 for the year ended December 31, 2019 and $42,000 for the year ended December 31, 2018.

Audit-Related Fees

Fees billed for the years ended December 31, 2019 and December 31, 2018 for assurance and related services rendered by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of our Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2019 and $0 for the year ended December 31, 2018.

Tax Fees

Fees billed for the years ended December 31, 2019 and December 31, 2018 for tax compliance, tax advice and tax planning services rendered by Morison Cogen, LLP were $3,000 for the year ended December 31, 2019 and $3,000 for the year ended December 31, 2018.

All Other Fees

Fees billed for the years ended December 31, 2019 and December 31, 2018 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for the year ended December 31, 2019 and $0 for the year ended December 31, 2018.

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

NOCOPI TECHNOLOGIES, INC.

Date: April 29, 2020	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2020
Michael A. Feinstein, M.D.

/s/ Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	April 29, 2020
Rudolph A. Lutterschmidt

/s/ Herman M. Gerwitz	Director	April 29, 2020
Herman M. Gerwitz

/s/ Marc Rash	Director	April 29, 2020
Marc Rash

/s/ Philip B. White	Director	April 29, 2020
Philip B. White

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2008
3.2	Amended and Restated Bylaws	Incorporated by reference to the Company’s Form 8-K filed on March 12, 2019
4.1	Form of Certificate of Common Stock	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 7, 2006
4.2	Securities registered under Section 12 of the Exchange Act	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2020
10.1†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 15, 1999
10.2	Director Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.3	Officer Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.4†	Employment Agreement with Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008
10.5†	Employment Agreement Amendment - Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Form 8-K filed on December 17, 2019
10.6†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2010
10.7†	Employment Agreement with Terry W. Stovold	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012
10.8	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.9	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
10.10	Lease Agreement dated December 12, 2013 relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.11	Lease Extension Agreement dated September 28, 2018	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.12	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated November 28, 2018 between the Company and Santander Bank	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.13	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2020
101.INS	XBRL Instance Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2020
101.SCH	XBRL Taxonomy Extension Schema Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2020
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2020
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2020
101.LAB	XBRL Taxonomy Extension Label Linkbase	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2020
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2020

———————

† Compensation plans and arrangements for executives and others.