Form 10-Q
period 2020-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2020-05-14
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,044,698 shares of common stock, par value $0.01, as of May 12, 2020.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended March 31
	2020	2019
Revenues
Licenses, royalties and fees	$164,600	$190,500
Product and other sales	355,700	218,900
	520,300	409,400

Cost of revenues
Licenses, royalties and fees	49,700	25,200
Product and other sales	201,600	90,300
	251,300	115,500
Gross profit	269,000	293,900

Operating expenses
Research and development	41,100	38,000
Sales and marketing	84,000	68,900
General and administrative	139,700	94,100
	264,800	201,000
Net income from operations	4,200	92,900

Other income (expenses)
Interest income	3,800	1,100
Interest expense and bank charges	(2,500)	(2,700)
	1,300	(1,600)
Net income before income taxes	5,500	91,300
Income taxes	(47,100)	5,900
Net income	$52,600	$85,400

Basic and diluted net income per common share	$.00	$.00

Weighted average common shares outstanding
Basic	61,044,698	58,616,716
Diluted	61,530,910	59,001,489

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	March 31	December 31
	2020	2019
	(unaudited)	(audited)
Assets
Current assets
Cash	$1,205,400	$688,000
Accounts receivable less $5,000 allowance for doubtful accounts	894,700	1,352,300
Inventory	187,300	127,900
Prepaid and other	92,100	135,000
Total current assets	2,379,500	2,303,200

Fixed assets
Leasehold improvements	27,800	24,200
Furniture, fixtures and equipment	256,400	252,500
	284,200	276,700
Less: accumulated depreciation and amortization	211,000	206,600
	73,200	70,100
Other assets
Long-term receivables	861,300	957,000
Operating lease right of use – building	191,800	202,000
	1,053,100	1,159,000
Total assets	$3,505,800	$3,532,300

Liabilities and Stockholders' Equity
Current liabilities
Convertible debentures	$97,900	$97,900
Accounts payable	19,100	44,300
Accrued expenses	241,700	231,600
Income taxes	52,700	52,400
Operating lease liability – current	42,400	41,700
Total current liabilities	453,800	467,900

Other liabilities
Accrued expenses, non-current	60,300	67,000
Deferred income taxes	–	47,400
Operating lease liability – non-current	149,400	160,300
	209,700	274,700

Stockholders' equity
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 61,044,698 shares	610,400	610,400
Paid-in capital	12,483,900	12,483,900
Accumulated deficit	(10,252,000)	(10,304,600)
Total stockholders' equity	2,842,300	2,789,700
Total liabilities and stockholders' equity	$3,505,800	$3,532,300

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Three Months ended March 31
	2020	2019
Operating Activities
Net income	$52,600	$85,400
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,400	1,400
Deferred income taxes	(47,400)	(54,400)
Other assets	105,900	(134,300)
Other liabilities	(16,900)	224,600
	98,600	122,700

(Increase) decrease in assets
Accounts receivable	457,600	(63,800)
Inventory	(59,400)	(12,600)
Prepaid and other	42,900	6,900
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(15,100)	29,700
Income taxes	300	60,300
	426,300	20,500
Net cash provided by operating activities	524,900	143,200

Investment Activities
Additions to fixed assets	(7,500)	–
Net cash used in investing activities	(7,500)	–

Increase in cash	517,400	143,200
Cash at beginning of year	688,000	400,800
Cash at end of period	$1,205,400	$544,000

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use – building	$–	$241,100
Operating lease liability	$–	$(241,100)

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Periods December 31, 2019 through March 31, 2020 and December 31, 2018 through March 31, 2019

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2019	61,044,698	$610,400	$12,483,900	$(10,304,600)	$2,789,700

Net income				52,600	52,600
Balance – March 31, 2020	61,044,698	$610,400	$12,483,900	$(10,252,000)	$2,842,300

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2018	58,616,716	$586,200	$12,440,000	$(11,059,500)	$1,966,700

Net income				85,400	85,400
Balance – March 31, 2019	58,616,716	$586,200	$12,440,000	$(10,974,100)	$2,052,100

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in our Company's 2019 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2019 Annual Report on Form10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2020 may not be necessarily indicative of the operating results expected for the full year.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. On March 19, 2020 the Governor of Pennsylvania declared a health emergency and issued an order to close all nonessential businesses until further notice. The mandated closure of these nonessential businesses in Pennsylvania remains in effect as of the current date is expected to continue for the foreseeable future in the portion of the state in which we conduct our business operations. Our operations are deemed to be essential and thus we remain open. However, disruptions to our business operations with a resultant impact on our results of operations could continue to occur as a result of quarantines of employees and suppliers in areas affected by the outbreak, availability of raw materials required to manufacture our products, disruption of supply chains that provide our raw materials, price increases of raw materials and supplies used in our production processes, facility closures of domestic and international customers who purchase and use our products, and travel and logistics restrictions affecting our inbound and outbound shipments in connection with the outbreak. While we expect this global pandemic to continue to negatively impact our results of operations, cash flow and financial position, the related financial impact cannot be reasonably estimated at this time.

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

Note 2. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At March 31, 2020, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at March 31, 2020.

Note 3. Line of Credit

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

Note 4. Convertible Debentures

At March 31, 2020, our Company had convertible debentures totaling $97,900 outstanding, which are due during the third quarter of 2020. The convertible debentures bear interest at 7%. At the option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of our Company at $0.025 per share. During the third quarter of 2019, our Company’s Board of Directors approved and the holders of $97,900 of $128,300 of convertible debentures then outstanding agreed to extend the maturity dates of those convertible debentures for one year to the third quarter of 2020 with no change in the terms or conditions of the debentures.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Our Company also granted warrants in the third quarter of 2013 and 2014 to purchase a total of 691,365 shares of our Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable.

The following table summarizes our Company’s warrant position at March 31, 2020 and December 31, 2019:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2019	691,365	$0.02	$0.02

Outstanding warrants -
March 31, 2020	691,365	$0.02	$0.02

Weighted average remaining
contractual life (years)	.58

Exercisable warrants -
March 31, 2020	691,365	$0.02	$0.02

The aggregate intrinsic value of warrants outstanding and exercisable as of March 31, 2020 was approximately $36,300. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.0725 for our Company’s common stock on March 31, 2020.

Note 5. Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2020 and March 31, 2019 includes interest on debentures held by seven investors.

Note 6. Income Taxes

There is no provision for federal income taxes for the three months ended March 31, 2020 and March 31, 2019 due to the availability of net operating loss carryforwards. Our Company has established a valuation allowance for the entire amount of benefits resulting from our Company’s net operating loss carryforwards because our Company has determined that the realization of the net deferred tax asset is not assured.

The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Three months ended
	March 31,
	2020	2019
Current state taxes	$300	$60,300
Deferred state taxes	(47,400)	(54,400)
	$(47,100)	$5,900

During the first quarter of 2020, our Company reversed $47,400 of accrued Pennsylvania income taxes that are not payable.

There was no change in unrecognized tax benefits during the period ended March 31, 2020 and there was no accrual for uncertain tax positions as of March 31, 2020.

Tax years from 2016 through 2019 remain subject to examination by U.S. federal and state jurisdictions.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Earnings per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by our Company with related proceeds. For the three months ended March 31, 2020 and March 31, 2019, the number of incremental common shares resulting from the assumed conversion of warrants was 486,212 and 384,773, respectively.

Note 8. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of our Company’s total revenues were:

	Three Months ended March 31
	2020	2019
Customer A	43%	34%
Customer B	21%	12%
Customer C	19%	30%

Our Company’s non-affiliate customers, whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31	December 31
	2020	2019
Customer C	81%	67%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2020	2019
North America	$183,400	$216,600
South America	1,400	–
Asia	335,500	192,800
	$520,300	$409,400

Note 9. Leases

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Total lease expense under operating leases for each of the three month periods ended March 31, 2020 and March 31, 2019 was $13,300.

Maturities of lease liabilities were as follows:

Operating Leases
Year ending December 31
2020	$38,900
2021	53,100
2022	54,600
2023	56,200
2024	18,900
Total lease payments	221,700
Less imputed interest	(29,900)
Total	$191,800

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report on Form 10-Q contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

•	The ongoing impact of the COVID-19 coronavirus pandemic on our business operations, revenues, employees, suppliers and customers
•	Expected operating results, such as revenue growth and earnings
•	Anticipated levels of capital expenditures for fiscal year 2020 and beyond
•	Current or future volatility in market conditions
•	Our belief that we have sufficient liquidity to fund our business operations during the next twelve months
•	Strategy for customer retention, growth, product development, market position, financial results and reserves
•	Strategy for risk management

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•

The extent to which the COVID-19 pandemic may impact our future financial and operational performance will be dependent on many factors that we may not be able to predict because they continue to change and evolve depending on both national and local circumstances among them government restrictions affecting our employees, customers and suppliers, changes in our revenues due to lower customer demand as a result of the pandemic and a potential inability to obtain raw materials due to lower availability. We continue to monitor the impact of COVID-19 on our business but we cannot accurately predict the extent to which it will adversely affect our future results of operations, financial condition or cash flows.

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
•

Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with our Condensed financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020, as amended on April 29, 2020.

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

Effects of COVID-19

To serve our customers while also providing for the safety of our employees and service providers, we have adapted various steps to protect our employees. Any employee who is uncomfortable coming into our facilities may choose not to come in. We have a large enough facility to enable all of our employees to social distance and we follow Centers for Disease Control and Prevention (CDC) guidelines. Our production employees work with chemicals and they have always used masks, respirators, etc., even before COVID-19. As a result, we continue to maintain the same level of productivity and effectiveness as prior to the COVID-19 pandemic.

The impact of COVID-19 on the Company had little impact on the financial results during the first quarter of 2020 as the majority of the operational adjustments were made late in the period. We expect the subsequent quarter to see further impact from COVID-19 and the various operational adjustments we made. The full extent of the impact to the Company due to the impact of the COVID-19 pandemic for our second quarter and beyond cannot be currently determined. The extent to which the COVID-19 pandemic may impact our future financial and operational performance will be dependent on many factors that we may not be able to predict because they continue to change and evolve depending on both national and local circumstances among them government restrictions affecting our employees, customers and suppliers, changes in our revenues due to lower customer demand as a result of the pandemic and a potential inability to obtain raw materials due to lower availability. We continue to monitor the impact of COVID-19 on our business but we cannot accurately predict the extent to which it will adversely affect our future results of operations, financial condition or cash flows.

To date, we have not suffered a drop off in customer orders and total earned royalties in the entertainment and toy products market as a result of COVID-19, but we have recently experienced a negative impact on revenues in our smaller anti-counterfeiting and anti-diversion products market due to closures of certain printing facilities that utilize these technologies and anticipate that these closures may continue for a period of time. We continue to retain revenues at historical levels in the entertainment and toy products market through the current date despite the downturns in the overall economy. While the products of our licensees in the larger entertainment and toy products market are sold by both large and smaller retailers, some of whom remain open, and are also available for purchase online, we believe that revenues may not continue to be achieved at levels experienced to the current date due to the negative economic conditions that are expected to continue over the balance of the year as a result of COVID-19. A slowdown in overall consumer spending may affect the sales of products marketed by our licensees. Our major licensees in the entertainment and toy products market are large, well-known businesses in this market with whom we believe our long-term relationship will not be adversely affected by the current COVID-19 pandemic.

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

Revenues for the first quarter of 2020 were $520,300 compared to $409,400 in the first quarter of 2019, an increase of $110,900, or approximately 27%. Licenses, royalties and fees decreased by $25,900, or approximately 14%, in the first quarter of 2020 to $164,600 from $190,500 in the first quarter of 2019. The decrease in licenses, royalties and fees is due primarily to lower guaranteed licensing revenue of approximately $100,000 in the first quarter of 2020 from one licensee in the entertainment and toy products market as a result of the adoption of ASU 214-09, Revenue from Contracts with Customers in the second quarter of 2018. There can be no assurances that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic that is continuing to negatively impact all worldwide economies.

Product and other sales increased by $136,800, or approximately 62%, to $218,900 in the first quarter of 2020 from $218,900 in the first quarter of 2019. Sales of ink increased in the first quarter of 2020 compared to the first quarter of 2019 due primarily to lower ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to our Company’s licensees in the retail receipt and document fraud market. In the first quarter of 2020, our Company derived revenues of approximately $453,500 from our Company’s licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $335,900 in the first quarter of 2019.

Our Company’s gross profit decreased to $269,000, or approximately 52% of gross revenues, in the first quarter of 2020 from $293,900, or approximately 72% of gross revenues, in the first quarter of 2019. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as our Company’s overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 70% in the first quarter of 2020 from approximately 87% in the first quarter of 2019.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. Primarily due to higher raw material expenses along with expenses related to a staffing addition and additional depreciation expense in the first quarter of 2020 compared to the first quarter of 2019, there was a lower gross profit from product and other sales of approximately 43% of revenues in the first quarter of 2020 compared to a gross profit of approximately 59% of revenues from product and other sales in the first quarter of 2019.

Research and development expenses of $41,100 in the first quarter of 2020 were comparable to $38,000 in the first quarter of 2019.

Sales and marketing expenses increased to $84,000 in the first quarter of 2020 from $68,900 in the first quarter of 2019 due primarily to higher commission expense on the higher level of revenues in the first quarter of 2020 compared to the first quarter of 2019.

General and administrative expenses increased in the first quarter of 2020 to $139,700 compared to $94,100 in the first quarter of 2019 due primarily to higher public relations and salary expense in the first quarter of 2020 compared to the first quarter of 2019.

Other income (expenses) in the first quarter of 2020 and 2019 included interest on convertible debentures held by seven investors.

Income taxes in the first quarter of 2020 and 2019 result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania. In the first quarter of 2020, our Company reversed $47,400 of accrued Pennsylvania income taxes that are not payable

The lower net income of $52,600 in the first quarter of 2020 compared to $85,400 in the first quarter of 2019 resulted primarily from a lower gross profit on a lower level of licenses, royalties and fees, higher cost of revenues and higher operating expenses in the first quarter of 2020 compared to the first quarter of 2019 offset in part by the reversal of income taxes.

Plan of Operation, Liquidity and Capital Resources

During the first quarter of 2020, our Company’s cash increased to $1,205,400 at March 31, 2020 from $688,000 at December 31, 2019. During the first quarter of 2020, our Company generated $524,900 from its operating activities and used $7,500 for capital expenditures.

During the first quarter of 2020, our Company’s revenues increased approximately 27% primarily as a result of higher sales of ink to the authorized printers of our Company’s licensees in the entertainment and toy products market offset in part by lower royalty revenues from a licensee in the entertainment and toy products market.

Our total overhead expenses increased in the first quarter of 2020 to $264,800 compared to $201,000 in the first quarter of 2019 and our Company’s income tax expense decreased in the first quarter of 2020 compared to the first quarter of 2019. As a result of these factors, our Company generated net income of $52,600 in the first quarter of 2020 compared to $85,400 in first quarter of 2019. Our Company had positive operating cash flow of $524,900 during the first quarter of 2020. At March 31, 2020, our Company had positive working capital of $1,925,700 and stockholders’ equity of $2,842,300. For the full year of 2019, our Company had net income of $754,900 and had positive operating cash flow of $360,600. At December 31, 2019, our Company had positive working capital of $1,853,300 and stockholders’ equity of $2,789,700.

Our Company has $97,900 of convertible debentures outstanding that are due during the third quarter of 2020. These borrowings allowed our Company to remain in operation through late 2016 when our Company’s cash flow increased significantly.

Our Company has a $150,000 revolving line of credit with a bank that provides a source of working capital, if required. At March 31, 2020, there were no outstanding borrowings under the line of credit.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment throughout the balance of 2020 and beyond due to the COVID-19 virus and its effect on the global economy. As a result, our revenues, results of operations and liquidity may be negatively impacted.

Contractual Obligations

As of March 31, 2020, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2020, as amended on April 29, 2020, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of March 31, 2020, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2020, there are no recently issued accounting standards not yet adopted which would have a material effect on our Company’s financial statements.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2020, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

The following risk factor supplements the Risk Factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2019, as amended, and should be read in conjunction therewith.

The extent to which the COVID-19 pandemic will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted.

The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The extent to which COVID-19 will adversely impact our business, financial condition and results of operations is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on U.S. and global economies and the timing and rate of economic recovery; (iv) potential adverse effects on the financial markets and access to capital; (v) potential goodwill or other impairment charges; and (vi) the ability of our licensees and other customers to sell products that utilize or incorporate our technology.

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

NOCOPI TECHNOLOGIES, INC.

DATE: May 14, 2020	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: May 14, 2020	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and the Principal Financial Officer of the Company.

Filed herewith
101	XBRL