Form 10-Q
period 2020-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2020-08-14
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,353,690 shares of common stock, par value $0.01, as of August 10, 2020.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2020	2019	2020	2019

Revenues
Licenses, royalties and fees	$107,100	$192,000	$271,700	$382,500
Product and other sales	520,200	324,100	875,900	543,000
	627,300	516,100	1,147,600	925,500

Cost of revenues
Licenses, royalties and fees	58,600	31,600	108,300	56,800
Product and other sales	247,200	123,400	448,800	213,700
	305,800	155,000	557,100	270,500
Gross profit	321,500	361,100	590,500	655,000

Operating expenses
Research and development	41,900	39,400	83,000	77,400
Sales and marketing	86,000	74,300	170,000	143,200
General and administrative	120,000	86,900	259,700	181,000
	247,900	200,600	512,700	401,600
Net income from operations	73,600	160,500	77,800	253,400

Other income (expenses)
Interest income	4,300	1,500	8,100	2,600
Interest expense, bank charges and accretion of interest	(2,100)	(2,700)	(4,600)	(5,400)
	2,200	(1,200)	3,500	(2,800)
Net income before income taxes	75,800	159,300	81,300	250,600
Income taxes	5,000	10,400	(42,100)	16,300
Net income	$70,800	$148,900	$123,400	$234,300

Basic and diluted net income per common share	$.00	$.00	$.00	$.00

Weighted average common shares outstanding
Basic	61,044,698	58,616,716	61,044,698	58,616,716
Diluted	61,605,985	58,973,280	61,577,129	58,988,005

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	June 30	December 31
	2020	2019
	(unaudited)	(audited)
Assets
Current assets
Cash	$1,052,700	$688,000
Accounts receivable less $5,000 allowance for doubtful accounts	1,141,500	1,352,300
Inventory	277,500	127,900
Prepaid and other	95,100	135,000
Total current assets	2,566,800	2,303,200

Fixed assets
Leasehold improvements	27,800	24,200
Furniture, fixtures and equipment	279,400	252,500
	307,200	276,700
Less: accumulated depreciation and amortization	215,200	206,600
	92,000	70,100
Other assets
Long-term receivable	766,000	957,000
Operating lease right of use – building	181,500	202,000
	947,500	1,159,000
Total assets	$3,606,300	$3,532,300

Liabilities and Stockholders' Equity

Current liabilities
Convertible debentures	$97,900	$97,900
Accounts payable	87,800	44,300
Accrued expenses	214,800	231,600
Income taxes	57,600	52,400
Operating lease liability, current	43,100	41,700
Total current liabilities	501,200	467,900

Other liabilities
Accrued expenses, non-current	53,600	67,000
Deferred income taxes	–	47,400
Operating lease liability, non-current	138,400	160,300
	192,000	274,700
Stockholders' equity
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 61,044,698 shares	610,400	610,400
Paid-in capital	12,483,900	12,483,900
Accumulated deficit	(10,181,200)	(10,304,600)
Total stockholders' equity	2,913,100	2,789,700
Total liabilities and stockholders' equity	$3,606,300	$3,532,300

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Six Months ended June 30
	2020	2019
Operating Activities
Net income	$123,400	$234,300
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,100	2,300
Deferred income taxes	(47,400)	(54,400)
Other assets	211,500	(27,800)
Other liabilities	(33,900)	208,300
	262,700	362,700

(Increase) decrease in assets
Accounts receivable	210,800	(258,800)
Inventory	(149,600)	(31,400)
Prepaid and other	39,900	(9,600)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	26,700	65,100
Taxes on income	5,200	(22,300)
	133,000	(257,000)
Net cash provided by operating activities	395,700	105,700

Investment Activities
Additions to fixed assets	(31,000)	–
Net cash used in investing activities	(31,000)	–

Increase in cash	364,700	105,700
Cash at beginning of year	688,000	400,800
Cash at end of period	$1,052,700	$506,500

Supplemental Disclosure of Non Cash Investing and Financing Activities
Accumulated depreciation and amortization	$500	$–
Furniture, fixtures and equipment	$(500)	$–
Operating lease right of use – building	$–	$241,100
Operating lease liability	$–	$(241,100)

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Periods December 31, 2019 through June 30, 2020 and December 31, 2018 through June 30, 2019

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2019	61,044,698	$610,400	$12,483,900	$(10,304,600)	$2,789,700

Net income				52,600	52,600
Balance – March 31, 2020	61,044,698	610,400	12,483,900	(10,252,000)	2,842,300

Net income				70,800	70,800
Balance – June 30, 2020	61,044,698	$610,400	$12,483,900	$(10,181,200)	$2,913,100

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2018	58,616,716	$586,200	$12,440,000	$(11,059,500)	$1,966,700

Net income				85,400	85,400
Balance – March 31, 2019	58,616,716	586,200	12,440,000	(10,974,100)	2,052,100

Net income				148,900	148,900
Balance – June 30, 2019	58,616,716	$586,200	$12,440,000	$(10,825,200)	$2,201,000

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in our Company's 2019 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2019 Annual Report on Form10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2020 may not be necessarily indicative of the operating results expected for the full year.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. On March 19, 2020 the Governor of Pennsylvania declared a health emergency and issued an order to close all nonessential businesses until further notice. The mandated closure of nonessential businesses in Pennsylvania remains in effect as of the current date and is expected to continue for the foreseeable future in the portion of the state in which we conduct our business operations. While certain businesses in Pennsylvania have been granted permission to resume operations, they may be subject to significant restrictions on their operations by both state and local government mandates. Our operations are deemed to be essential and thus we remain open. However, disruptions to our business operations due to COVID-19 with a resultant impact on our results of operations could continue to occur as a result of quarantines of employees and suppliers in areas affected by the outbreak, availability of raw materials required to manufacture our products, disruption of supply chains that provide our raw materials, price increases of raw materials and supplies used in our production processes, facility closures of domestic and international customers who purchase and use our products, and travel and logistics restrictions affecting our inbound and outbound shipments in connection with the COVID-19 outbreak. While we expect this global COVID-19 pandemic to continue to negatively impact our results of operations, cash flow and financial position, the related financial impact cannot be reasonably estimated at this time.

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

Note 2. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At June 30, 2020, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at June 30, 2020.

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

Note 4. Convertible Debentures

At June 30, 2020, our Company had convertible debentures totaling $97,900 outstanding, which are due during the third quarter of 2020. The convertible debentures bear interest at 7%. At the option of the lender, the debentures and accrued interest are convertible in whole or part into common stock of our Company at $0.025 per share. During the third quarter of 2020, holders of all $97,900 of convertible debentures elected to convert the debentures plus approximately $46,000 of accrued interest into 5,758,992 shares of common stock of our Company.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Our Company also granted warrants in the third quarter of 2013 and 2014 to purchase a total of 691,365 shares of our Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are currently exercisable and expire at various dates in the third quarter of 2020 and the third quarter of 2021. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable. During the third quarter of 2020, holders of 550,000 warrants exercised their options to purchase a total of 550,000 shares of our Company’s common stock.

The following table summarizes our Company’s warrant position at June 30, 2020 and December 31, 2019:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2019	691,365	$0.02	$0.02

Outstanding warrants -
June 30, 2020	691,365	$0.02	$0.02

Weighted average remaining
contractual life (years)	.33

Currently exercisable warrants -
June 30, 2020	691,365	$0.02	$0.02

The aggregate intrinsic value of warrants outstanding and exercisable as of June 30, 2020 was approximately $69,100. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.12 for the Company’s common stock on June 30, 2020.

Note 5. Other Income (Expenses)

Other income (expenses) for the three months and six months ended June 30, 2020 and 2019 includes interest on convertible debentures held by seven investors.

 Note 6. Income Taxes

There is no provision for federal income taxes for the three and six months ended June 30, 2020 and 2019 due to the availability of net operating loss carryforwards. Our Company has established a valuation allowance for the entire amount of benefits resulting from our Company’s net operating loss carryforwards because our Company has determined that the realization of the net deferred tax asset is not assured.

The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Three Months ended June 30		Six Months ended June 30
	2020	2019	2020	2019
Current state taxes	$5,000	$10,400	$5,300	$70,700
Deferred state taxes	–	–	(47,400)	(54,400)
	$5,000	$10,400	$(42,100)	$16,300

During the first quarter of 2020, our Company reversed $47,400 of accrued Pennsylvania income taxes that are not payable.

There was no change in unrecognized tax benefits during the period ended June 30, 2020 and there was no accrual for uncertain tax positions as of June 30, 2020.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Tax years from 2016 through 2019 remain subject to examination by U.S. federal and state jurisdictions.

Note 7. Earnings per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by our Company with related proceeds. For the three and six months ended June 30, 2020, the number of incremental common shares resulting from the assumed conversion of warrants was 561,287 and 532,431, respectively. For the three and six months ended June 30, 2019, the number of incremental common shares resulting from the assumed conversion of warrants was 356,564 and 371,289, respectively.

Note 8. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended June 30		Six Months ended June 30
	2020	2019	2020	2019
Customer A	72%	36%	59%	35%
Customer B	8%	10%	14%	11%
Customer C	8%	24%	13%	27%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30	December 31
	2020	2019
Customer A	24%	26%
Customer C	67%	67%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended June 30		Six Months ended June 30
	2020	2019	2020	2019
North America	$107,000	$225,800	$290,400	$442,400
South America	–	–	1,400	–
Europe	–	100	–	100
Asia	505,100	290,200	840,600	483,000
Australia	15,200	–	15,200	–
	$627,300	$516,100	$1,147,600	$925,500

Note 9. Leases

Our Company conducts its operations in leased facilities under a non-cancelable operating lease expiring in 2024.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Total lease expense under operating leases for the three and six months ended June 30, 2020 was $13,400 and $26,700, respectively. Total lease expense under operating leases for the three and six months ended June 30, 2019 was $13,400 and $26,700, respectively.

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31
2020	$26,000
2021	53,100
2022	54,600
2023	56,200
2024	18,900
Total lease payments	208,800
Less imputed interest	(27,300)
Total	$181,500

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

The impact of COVID-19 on our Company’s financial results during the second quarter and first six months of 2020 resulted primarily from a significant increase in the price of raw materials used in certain of our Company’s products caused by shortages of these ingredients as a result of the COVID-19 pandemic along with a mix of our Company’s products purchased by our licensees’ third party printers toward certain products with formulations that require ingredients whose prices have increased as a result of COVID-19. We expect these higher raw material prices to negatively affect subsequent quarters until the shortages are alleviated. We expect the third quarter to see a similar impact from COVID-19 and the various operational adjustments we made. The full extent of the impact to our Company due to the impact of the COVID-19 pandemic for our fourth quarter and beyond cannot be currently determined. The extent to which the COVID-19 pandemic may impact our future financial and operational performance will be dependent on many factors that we may not be able to predict because they continue to change and evolve depending on both national and local circumstances among them government restrictions affecting our employees, customers and suppliers, changes in our revenues due to lower customer demand as a result of the pandemic and a potential inability to obtain raw materials due to lower availability. We continue to monitor the impact of COVID-19 on our business but we cannot accurately predict the extent to which it will adversely affect our future results of operations, financial condition or cash flows.

To date, we have not suffered a drop off in customer orders and total earned royalties in the entertainment and toy products market as a result of COVID-19, but we continue to experience a negative impact on revenues in our smaller anti-counterfeiting and anti-diversion products market due to closures of certain printing facilities that utilize these technologies and anticipate that these closures may continue for a period of time. We continue to retain revenues at historical levels in the entertainment and toy products market through the current date despite the downturns in the overall economy. While the products of our licensees in the larger entertainment and toy products market are sold by both large and smaller retailers, some of whom remain open, and are also available for purchase online, we believe that revenues may not continue to be achieved at levels experienced to the current date due to the negative economic conditions that are expected to continue over the balance of the year and beyond as a result of COVID-19. A slowdown in overall consumer spending may affect the sales of products marketed by our licensees. Our major licensees in the entertainment and toy products market are large, well-known businesses in this market with whom we believe our long-term relationship will not be adversely affected by the current COVID-19 pandemic.

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

Revenues for the second quarter of 2020 were $627,300 compared to $516,100 in the second quarter of 2019, an increase of $111,200, or approximately 22%. Licenses, royalties and fees decreased by $84,900, or approximately 44%, to $107,100 in the second quarter of 2020 from $192,000 in the second quarter of 2019. The decrease in licenses, royalties and fees is due primarily to lower guaranteed licensing revenue of approximately $100,000 in the second quarter of 2020 from one licensee in the entertainment and toy products market as a result of the adoption of ASU 214-09, Revenue from Contracts with Customers in the second quarter of 2018. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic that is continuing to negatively impact all worldwide economies.

We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic.

Product and other sales increased by $196,100, or approximately 61%, to $520,200 in the second quarter of 2020 from $324,100 in the second quarter of 2019. Sales of ink increased in the second quarter of 2020 compared to the second quarter of 2019 due primarily to higher ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market. In the second quarter of 2020, our Company derived revenues of approximately $575,200 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $436,100 in the second quarter of 2019.

For the first six months of 2020, revenues were $1,147,600, representing an increase of $222,100, or approximately 24%, from revenues of $925,500 in the first six months of 2019. Licenses, royalties and fees decreased by $110,800, or approximately 29%, to $271,700 in the first six months of 2020 from $382,500 in the first six months of 2019. The decrease in licenses, royalties and fees is due primarily to lower guaranteed licensing revenue of approximately $200,000 in the first six months of 2020 from one licensee in the entertainment and toy products market as a result of the adoption of ASU 214-09, Revenue from Contracts with Customers in the second quarter of 2018. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic that is continuing to negatively impact all worldwide economies.

Product and other sales increased by $332,900, or approximately 61%, to $875,900 in the first six months of 2020 from $543,000 in the first six months of 2019. Sales of ink increased in the first six months of 2020 compared to the first six of 2019 due primarily to higher ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to our Company’s licensees in the retail receipt and document fraud market. Our Company derived revenues of approximately $1,028,700 from licensees and their authorized printers in the entertainment and toy products market in the first six months of 2020 compared to revenues of approximately $772,000 in the first six months of 2019.

Our Company’s gross profit decreased to $321,500 in the second quarter of 2020, or approximately 51% of revenues, from $361,100 in the second quarter of 2019, or approximately 70% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in the second quarter of 2020 compared to the second quarter of 2019 results primarily from lower licenses, royalties and fees due to the adoption of Topic 606 in the second quarter of 2018 offset in part by higher gross revenues from product and other sales in the second quarter of 2020 compared to the second quarter of 2019.

For the first six months of 2020, gross profit was $590,500, or approximately 51% of revenues, compared to $655,000, or approximately 71% of revenues, in the first six months of 2019. The lower gross profit in the first six months of 2020 compared to the first six months of 2019 results primarily from lower licenses, royalties and fees due to the adoption of Topic 606 in the second quarter of 2018 offset in part by higher gross revenues from product and other sales in the first six months of 2020 compared to the first six months of 2019.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 45% in the second quarter of 2020 compared to approximately 84% in the second quarter of 2019 and to approximately 60% of revenues from licenses, royalties and fees in the first six months of 2020 from approximately 85% in the first six months of 2019.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 52% of revenues in the second quarter of 2020 compared to approximately 62% of revenues in the second quarter of 2019. For the first six months of 2020, the gross profit, expressed as a percentage of revenues, decreased to approximately 49% of revenues from product and other sales compared to approximately 61% of revenues from product and other sales in the first six months of 2019. The decrease in both the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019 is due to: a) a significant increase in the cost of raw materials utilized by the Company in the manufacture of certain of its products as a result of price increases related to the impact of the ongoing COVID-19 pandemic on the availability and supply of these raw materials in the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019; b) an unfavorable mix of products sold whereby the increases in purchases of the Company’s products by the licensed printers of its licensees in the entertainment and toy products market in the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019 were of products manufactured by the Company whose raw material prices were most affected by shortages created by the COVID-19 pandemic and c) increased production salaries related to a staffing addition, higher duties and equipment depreciation in the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019.

Research and development expenses of $41,900 and $83,000 in the second quarter and first six months of 2020, respectively, were comparable to $39,400 and $77,400 in the second quarter and first six months of 2019, respectively.

Sales and marketing expenses increased to $86,000 in the second quarter of 2020 from $74,300 in the second quarter of 2019 and to $170,000 in the first six months of 2020 from $143,200 in the first six months of 2019. This increase is due primarily to higher commission expense on the higher level of sales in the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019.

General and administrative expenses increased in the second quarter of 2020 to $120,000 from $86,900 in the second quarter of 2019. In the first six months of 2020, general and administrative expenses increased to $259,700 from $181,000 in the first six months of 2019. The increase in the second quarter of 2020 compared to the second quarter of 2019 is due primarily to higher public relations and salary expenses in the second quarter of 2020 compared to the second quarter of 2019. The increase in the first six months of 2020 compared to the first six months of 2019 is due primarily to higher public relations and salary expenses in the first six months of 2020 compared to the first six months of 2019.

Other income (expenses) in the second quarter and first six months of 2020 and 2019 included interest on convertible debentures held by seven investors.

Income taxes in the second quarter and first six months of 2020 and 2019 result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania. In the first quarter of 2020, our Company reversed $47,400 of accrued Pennsylvania income taxes that are not payable.

The lower net income of $70,800 in the second quarter of 2020 compared to net income $148,900 in the second quarter of 2019 resulted primarily from a lower gross profit on a lower level of licenses, royalties and fees, higher cost of revenues and higher operating expenses in the second quarter of 2020 compared to the second quarter of 2019. The lower net income of $123,400 in the first six months of 2020 compared to net income of $234,300 in the first six months of 2019 resulted primarily from a lower gross profit on a lower level of licenses, royalties and fees, higher cost of revenues and higher operating expenses in the first six months of 2020 compared to the first six months of 2019 offset in part by the reversal of income taxes in the first quarter of 2020.

Plan of Operation, Liquidity and Capital Resources

During the first six months of 2020, our Company’s cash increased to $1,052,700 at June 30, 2020 from $688,000 at December 31, 2019. During the first six months of 2020, our Company generated $395,700 from its operating activities and used $31,000 for capital expenditures.

During the first six months of 2020, our Company’s revenues increased approximately 24% primarily as a result of higher sales of ink to the authorized printers of our Company’s licensees in the entertainment and toy products market offset in part by lower royalty revenues from a licensee in the entertainment and toy products market.

Additionally, our total overhead expenses increased in the first six months of 2020 compared to the first six months of 2019 and our Company’s net interest expense decreased in the first six months of 2020 compared to the first six months of 2019. As a result of these factors, our Company generated net income of $123,400 in the first six months of 2020 compared to $234,300 in first six months of 2019. Our Company had positive operating cash flow of $395,700 during the first six months of 2020. At June 30, 2020, our Company had positive working capital of $2,065,600 and stockholders’ equity of $2,913,100. For the full year of 2019, our Company had net income of $754,900 and had positive operating cash flow of $360,600. At December 31, 2019, our Company had positive working capital of $1,835,300 and stockholders’ equity of $2,789,700.

Our Company has $97,900 of convertible debentures outstanding at June 30, 2020 that are due during the third quarter of 2020. As of the current date, holders of all $97,900 of the convertible debentures have elected to convert the debentures plus approximately $46,000 of accrued interest into 5,758,992 shares of common stock of our Company. These borrowings allowed our Company to remain in operation through late 2016 when our Company’s cash flow increased significantly.

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

Our Company has received, and may in the future seek, additional capital in the form of debt, equity or both, to support our working capital requirements and to provide funding for other business opportunities. Beyond the Line of Credit, we cannot assure you that if we require additional capital, that we will be successful in obtaining such additional capital, or that such additional capital, if obtained, will enable our Company to generate additional revenues and positive cash flow.

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

Contractual Obligations

As of June 30, 2020, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2020, as amended on April 29, 2020, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of June 30, 2020, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2020, there are no recently issued accounting standards not yet adopted which would have a material effect on our Company’s financial statements.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2020, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

The following risk factors supplement the Risk Factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2019, as amended, and should be read in conjunction therewith.

We expect the COVID-19 pandemic to continue to negatively impact our results of operations, cash flow and financial position.

The negative impact of COVID-19 on our Company’s financial results during the second quarter and first six months of 2020 resulted primarily from a significant increase in the price of raw materials used in certain of our Company’s products caused by shortages of these ingredients as a result of the COVID-19 pandemic along with a mix of our Company’s products purchased by our licensees’ third party printers toward certain products with formulations that require ingredients whose prices have increased as a result of COVID-19. We expect these higher raw material prices to negatively affect subsequent quarters until the shortages are alleviated. We expect the third quarter to see a similar impact from COVID-19 and the various operational adjustments we made.

Other disruptions to our business operations due to COVID-19 with a resultant impact on our results of operations are expected to continue to occur as a result of quarantines of employees and suppliers in areas affected by the outbreak, availability of raw materials required to manufacture our products, disruption of supply chains that provide our raw materials, price increases of raw materials and supplies used in our production processes, facility closures of domestic and international customers who purchase and use our products, and travel and logistics restrictions affecting our inbound and outbound shipments in connection with the COVID-19 outbreak. While we expect this global COVID-19 pandemic to continue to negatively impact our results of operations, cash flow and financial position, the related financial impact cannot be reasonably estimated at this time.

The extent to which the COVID-19 pandemic will negatively impact our results of operations, cash flow and financial position is highly uncertain and cannot be reasonably estimated at this time.

The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The extent to which COVID-19 will negatively impact our results of operations, cash flow and financial position is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on U.S. and global economies and the timing and rate of economic recovery; (iv) potential adverse effects on the financial markets and access to capital; (v) potential goodwill or other impairment charges; and (vi) the ability of our licensees and other customers to sell products that utilize or incorporate our technology.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security
July 2020	5,758,992 shares of common stock at $0.025 per share pursuant to the conversion of $97,900 of 7% convertible debentures plus approximately $46,000 of accrued interest.
July 2020	Common Stock – 550,000 shares of common stock at $0.02 per share pursuant to warrant exercises for total proceeds of $11,000.

These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering. No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.

Item 6.  Exhibits

(a) Exhibits

Exhibit Number	Description	Location
10.1	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.2	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101	XBRL

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, our Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: August 14, 2020	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: August 14, 2020	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Location
10.1	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.2	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101	XBRL