Form 10-Q
period 2020-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2020-11-13
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,353,690 shares of common stock, par value $0.01, as of November 9, 2020.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Operations*

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019

Revenues
Licenses, royalties and fees	$153,300	$189,400	$425,000	$571,900
Product and other sales	601,500	448,100	1,477,400	991,100
	754,800	637,500	1,902,400	1,563,000

Cost of revenues
Licenses, royalties and fees	61,900	41,400	170,200	98,200
Product and other sales	267,400	166,600	716,200	380,300
	329,300	208,000	886,400	478,500
Gross profit	425,500	429,500	1,016,000	1,084,500

Operating expenses
Research and development	40,700	45,200	123,700	122,600
Sales and marketing	90,900	81,000	260,900	224,200
General and administrative	123,800	84,200	383,500	265,200
	255,400	210,400	768,100	612,000
Net income from operations	170,100	219,100	247,900	472,500

Other income (expenses)
Interest income	4,200	4,600	12,300	7,200
Interest expense and bank charges	(1,300)	(2,600)	(5,900)	(8,000)
	2,900	2,000	6,400	(800)
Net income before income taxes	173,000	221,100	254,300	471,700
Income taxes	9,900	14,300	(32,200)	30,600
Net income	$163,100	$206,800	$286,500	$441,100

Basic and diluted net income per common share	$.00	$.00	$.00	$.01

Weighted average common shares outstanding
Basic	66,768,023	59,614,698	62,952,473	58,949,377
Diluted	66,893,250	59,990,371	63,069,652	59,322,141

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
Assets
Current assets
Cash	$1,428,900	$688,000
Accounts receivable less $5,000 allowance for doubtful accounts	1,023,000	1,352,300
Inventory	286,600	127,900
Prepaid and other	21,200	135,000
Total current assets	2,759,700	2,303,200

Fixed assets
Leasehold improvements	27,800	24,200
Furniture, fixtures and equipment	163,700	252,500
	191,500	276,700
Less: accumulated depreciation and amortization	98,100	206,600
	93,400	70,100
Other assets
Long-term receivables	671,100	957,000
Operating lease right of use - building	171,000	202,000
	842,100	1,159,000
Total assets	$3,695,200	$3,532,300

Liabilities and Stockholders' Equity

Current liabilities
Convertible debentures	$–	$97,900
Accounts payable	58,300	44,300
Accrued expenses	165,500	231,600
Income taxes	22,200	52,400
Operating lease liability, current	43,800	41,700
Total current liabilities	289,800	467,900

Other liabilities
Accrued expenses, non-current	47,000	67,000
Deferred income taxes	–	47,400
Operating lease liability, non-current	127,200	160,300
	174,200	274,700

Stockholders' equity
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding
2020 – 67,353,690 shares; 2019 – 61,044,698 shares	673,500	610,400
Paid-in capital	12,575,800	12,483,900
Accumulated deficit	(10,018,100)	(10,304,600)
Total stockholders' equity	3,231,200	2,789,700
Total liabilities and stockholders' equity	$3,695,200	$3,532,300

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Nine Months ended September 30,
	2020	2019
Operating Activities
Net income	$286,500	$441,100
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,300	2,900
Deferred income taxes	(47,400)	(61,200)
Other assets	316,900	69,500
Other liabilities	(51,000)	192,300
	520,300	644,600
(Increase) decrease in assets
Accounts receivable	329,300	(255,500)
Inventory	(158,700)	(27,500)
Prepaid and other	113,800	(37,500)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(6,000)	76,400
Income taxes	(30,200)	(1,100)
	248,200	(245,200)
Net cash provided by operating activities	768,500	399,400

Investing Activities
Additions to fixed assets	(38,600)	(2,200)
Net cash used in investing activities	(38,600)	(2,200)

Financing Activities
Exercise of warrants	11,000	–
Net cash provided by financing activities	11,000	–

Increase in cash	740,900	397,200
Cash at beginning of year	688,000	400,800
Cash at end of period	$1,428,900	$798,000

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use – building	$–	$241,100
Operating lease liability	$–	$(241,100)
Accumulated depreciation and amortization	$123,800	$1,800
Furniture, fixtures and equipment	$(123,800)	$(1,800)
Convertible debentures	$97,900	$30,400
Accrued expenses	$46,100	$12,300
Common stock	$(57,600)	$(17,100)
Paid-in capital	$(86,400)	$(25,600)

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Periods December 31, 2019 through September 30, 2020 and December 31, 2018 through September 30, 2019

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2019	61,044,698	$610,400	$12,483,900	$(10,304,600)	$2,789,700

Net income				52,600	52,600
Balance – March 31, 2020	61,044,698	610,400	12,483,900	(10,252,000)	2,842,300

Net income				70,800	70,800
Balance – June 30, 2020	61,044,698	610,400	12,483,900	(10,181,200)	2,913,100

Conversion of debentures and interest	5,758,992	57,600	86,400		144,000

Exercise of warrants	550,000	5,500	5,500		11,000

Net income				163,100	163,100
Balance – September 30, 2020	67,353,690	$673,500	$12,575,800	$(10,018,100)	$3,231,200

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2018	58,616,716	$586,200	$12,440,000	$(11,059,500)	$1,966,700

Net income				85,400	85,400
Balance – March 31, 2019	58,616,716	586,200	12,440,000	(10,974,100)	2,052,100

Net income				148,900	148,900
Balance – June 30, 2019	58,616,716	586,200	12,440,000	(10,825,200)	2,201,000

Conversion of debentures and interest	1,707,982	17,100	25,600		42,700

Net income				206,800	206,800
Balance – September 30, 2019	60,324,698	$603,300	$12,465,600	$(10,618,400)	$2,450,500

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in our Company's 2019 Annual Report on Form 10-K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2019 Annual Report on Form10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2020 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At September 30, 2020, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at September 30, 2020.

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

Note 4. Convertible Debentures

During the third quarter of 2020, the holders of all previously outstanding convertible debentures totaling approximately $97,900 that were due during the third quarter of 2020 elected to convert those debentures plus approximately $46,100 of accrued interest into 5,758,992 shares of restricted stock of our Company. At September 30, 2020, our Company had no convertible debentures outstanding. The convertible debentures bore interest at 7%. During the third quarter of 2019, the holders of approximately $30,400 of previously outstanding convertible debentures elected to convert those debentures plus approximately $12,300 of accrued interest into 1,707,982 shares of restricted stock of our Company.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Our Company also granted warrants in earlier periods to purchase 691,365 shares of our Company’s common stock at $0.02 per share to the holders of the debentures. The warrants are exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable. During the third quarter of 2020, holders of 550,000 warrants exercised their warrants to purchase a total of 550,000 shares of our Company’s common stock.

The following table summarizes our Company’s warrant position at September 30, 2020 and December 31, 2019:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2019	691,365	$0.02	$0.02

Outstanding warrants -
September 30, 2020	141,365	$0.02	$0.02

Weighted average remaining
contractual life (years)	.77

Currently exercisable warrants -
September 30, 2020	141,365	$0.02	$0.02

The aggregate intrinsic value of warrants outstanding and exercisable as of September 30, 2020 was approximately $22,300. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.1775 for our Company’s common stock on September 30, 2020.

Note 5. Other Income (Expenses)

Other income (expenses) for the three and nine months ended September 30, 2020 and 2019 includes interest on convertible debentures held by nine investors and interest earned on invested funds.

Note 6. Income Taxes

There is no provision for federal income taxes for the three and nine months ended September 30, 2020 and 2019 due to the availability of net operating loss carryforwards. Our Company has established a valuation allowance for the entire amount of benefits resulting from our Company’s net operating loss carryforwards because our Company has determined that the realization of the net deferred tax asset is not assured.

The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Three months ended		Nine months ended
	September 30		September 30
	2020	2019	2020	2019
Current state taxes	$9,900	$21,100	$15,200	$91,800
Deferred state taxes	–	(6,800)	(47,400)	(61,200)
	$9,900	$14,300	$(32,200)	$30,600

During the first quarter of 2020, our Company reversed $47,400 of accrued Pennsylvania income taxes that are not payable.

There was no change in unrecognized tax benefits during the period ended September 30, 2020 and there was no accrual for uncertain tax positions as of September 30, 2020.

Tax years from 2017 through 2019 remain subject to examination by U.S. federal and state jurisdictions.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Earnings per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by our Company with related proceeds. For the three and nine months ended September 30, 2020, the number of incremental common shares resulting from the assumed conversion of warrants was 125,227 and 117,179, respectively. For the three and nine months ended September 30, 2019, the number of incremental common shares resulting from the assumed conversion of warrants was 375,673 and 372,764, respectively.

Note 8. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of our Company’s total revenues were:

	Three Months ended September 30		Nine Months ended September 30
	2020	2019	2020	2019
Customer A	74%	65%	65%	47%
Customer B	3%	–	10%	6%
Customer C	10%	14%	12%	21%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30	December 31
	2020	2019
Customer A	28%	26%
Customer C	66%	67%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended September 30		Nine Months ended September 30
	2020	2019	2020	2019
North America	$155,700	$190,600	$446,100	$633,000
South America	700	–	2,100	–
Europe	–	–	–	100
Asia	583,400	418,300	1,424,000	901,300
Australia	15,000	28,600	30,200	28,600
	$754,800	$637,500	$1,902,400	$1,563,000

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Leases

Our Company conducts its operations in leased facilities under a non-cancelable operating lease expiring in 2024.

Due to the adoption of the new lease standard under the optional transition method which allows the entity to apply the new lease standard at the adoption date, our Company has capitalized the present value of the minimum lease payments commencing January 1, 2019, using an estimated incremental borrowing rate of 6.5%. The minimum lease payments do not include common area annual expenses which are considered to be non-lease components.

As of January 1, 2019 the operating lease right-of-use asset and operating lease liability amounted to $241,100 with no cumulative-effect adjustment to the opening balance of accumulated deficit.

There are no other material operating leases. Our Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

Total lease expense under operating leases for the three and nine months ended September 30, 2020 was $13,300 and $40,000, respectively. Total lease expense under operating leases for the three and nine months ended September 30, 2019 was $13,300 and $40,000, respectively.

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31
2020	$13,000
2021	53,100
2022	54,600
2023	56,200
2024	18,900
Total lease payments	195,800
Less imputed interest	(24,800)
Total	$171,000

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

The impact of COVID-19 on our Company’s financial results during the third quarter and first nine months of 2020 resulted primarily from a significant increase in the price of raw materials used in certain of our Company’s products caused by shortages of these ingredients as a result of the COVID-19 pandemic along with a mix of our Company’s products purchased by our licensees’ third party printers toward certain products with formulations that require ingredients whose prices have increased as a result of COVID-19. We expect these higher raw material prices to negatively affect subsequent quarters until the shortages are alleviated. We expect the fourth quarter to see a similar impact from COVID-19 and the various operational adjustments we made. The full extent of the impact to our Company due to the impact of the COVID-19 pandemic for our fourth quarter and beyond cannot be currently determined. The extent to which the COVID-19 pandemic may impact our future financial and operational performance will be dependent on many factors that we may not be able to predict because they continue to change and evolve depending on both national and local circumstances among them government restrictions affecting our employees, customers and suppliers, changes in our revenues due to lower customer demand as a result of the pandemic and a potential inability to obtain raw materials due to lower availability. We continue to monitor the impact of COVID-19 on our business but we cannot accurately predict the extent to which it will adversely affect our future results of operations, financial condition or cash flows.

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

Revenues for the third quarter of 2020 were $754,800 compared to $637,500 in the third quarter of 2019, an increase of $117,300, or approximately 18%. Licenses, royalties and fees decreased by $36,100, or approximately 19%, to $153,300 in the third quarter of 2020 from $189,400 in the third quarter of 2019. The decrease in licenses, royalties and fees in the third quarter of 2020 compared to the third quarter of 2019 is due primarily to lower royalties from our Company’s licensees in both the entertainment and security markets. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic that is continuing to negatively impact all worldwide economies.

Product and other sales increased by $153,400, or approximately 34%, to $601,500 in the third quarter of 2020 from $448,100 in the third quarter of 2019. Sales of ink increased in the third quarter of 2020 compared to the third quarter of 2019 due primarily to higher ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to our Company’s licensees in the retail receipt and document fraud market. In the third quarter of 2020, our Company derived revenues of approximately $699,100 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $555,900 in the third quarter of 2019.

For the first nine months of 2020, revenues were $1,902,400, representing an increase of $339,400, or approximately 22%, from revenues of $1,563,000 in the first nine months of 2019. The decrease in licenses, royalties and fees is due primarily to lower guaranteed licensing revenue of approximately $200,000 in the first six months of 2020 from one licensee in the entertainment and toy products market as a result of the adoption of ASU 214-09, Revenue from Contracts with Customers in the second quarter of 2018. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic that is continuing to negatively impact all worldwide economies.

Product and other sales increased by $486,300, or approximately 49%, to $1,477,400 in the first nine months of 2020 from $991,100 in the first nine months of 2019. Sales of ink increased in the nine months of 2020 compared to the first nine months of 2019 due primarily to higher ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to our Company’s licensees in the retail receipt and document fraud market. Our Company derived revenues of approximately $1,727,800 from licensees and their authorized printers in the entertainment and toy products market in the first nine months of 2020 compared to revenues of approximately $1,327,900 in the first nine months of 2019.

Our Company’s gross profit decreased to $425,500 in the third quarter of 2020, or approximately 56% of revenues, from $429,500 in the third quarter of 2019 or approximately 67% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in the third quarter of 2020 compared to the third quarter of 2019 results primarily from lower gross revenues from licenses, royalties and fees offset in part by higher product and other sales in the third quarter of 2020 compared to the third quarter of 2019.

For the first nine months of 2020, gross profit was $1,016,000, or approximately 53% of revenues, compared to $1,084,500, or approximately 69% of revenues in 2019. The lower gross profit in the first nine months of 2020 compared to the first nine months of 2019 results primarily from lower licenses, royalties and fees due to the adoption of Topic 606 in 2018 offset in part by higher gross revenues from product and other sales in the first nine months of 2020 compared to the first nine months of 2019. As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 60% in the third quarter of 2020 compared to approximately 78% in the third quarter of 2019 and to approximately 60% of revenues from licenses, royalties and fees in the first nine months of 2020 from approximately 83% in the first nine months of 2019.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 56% of revenues in the third quarter of 2020 compared to approximately 63% of revenues in the third quarter of 2019. For the first nine months of 2020, the gross profit, expressed as a percentage of revenues, decreased to approximately 52% of revenues from product and other sales compared to approximately 62% of revenues from product and other sales in the first nine months of 2019. The decrease in both the third quarter and first nine months of 2020 compared to the third quarter and first nine months of 2019 is due to: a) a significant increase in the cost of raw materials utilized by our Company in the manufacture of certain of its products as a result of price increases related to the impact of the ongoing COVID-19 pandemic on the availability and supply of these raw materials in the third quarter and first nine months of 2020 compared to the third quarter and first nine months of 2019 (we are not passing along these cost increases to our customers at this time); b) an unfavorable mix of products sold whereby the increases in purchases of our Company’s products by the licensed printers of its licensees in the entertainment and toy products market in the third quarter and first nine months of 2020 compared to the third quarter and first nine months of 2019 were of products manufactured by our Company whose raw material prices were most affected by shortages created by the COVID-19 pandemic and c) increased production salaries related to a staffing addition, higher duties and equipment depreciation in the third quarter and first nine months of 2020 compared to the third quarter and first nine months of 2019.

Research and development expenses of $40,700 and $123,700 in the third quarter and first nine months of 2020, respectively, were comparable to $45,200 and $122,600 in the third quarter and first nine months of 2019, respectively.

Sales and marketing expenses increased in the third quarter of 2020 to $90,900 from $81,000 in the third quarter of 2019. Sales and marketing expenses increased in the first nine months of 2020 to $260,900 from $224,200 in the first nine months of 2019. This increase is due primarily to higher commission expense on the higher level of sales in the third quarter and first nine months of 2020 compared to the third quarter and first nine months of 2019.

General and administrative expenses increased in the third quarter of 2020 to $123,800 from $84,200 in the third quarter of 2019. General and administrative expenses increased in the first nine months of 2020 to $383,500 from $265,200 in the first nine months of 2019. The increase in third quarter of 2020 compared to the third quarter of 2019 is due primarily to higher public relations and salary expenses in the third quarter of 2020 compared to the third quarter of 2019. The increase in the first nine months of 2020 compared to the first nine months of 2019 is due primarily to higher public relations and salary expenses in the first nine months of 2020 compared to the first nine months of 2019.

Other income (expenses) in the third quarter and first nine months of 2020 and 2019 included interest on convertible debentures held by seven investors and interest earned on invested funds.

Income taxes in the third quarter and first nine months of 2020 and 2019 result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania. In the first quarter of 2020, our Company reversed $47,400 of accrued Pennsylvania income taxes that are not payable.

The lower net income of $163,100 in the third quarter of 2020 compared to net income of $206,800 in the third quarter of 2019 resulted primarily from a lower gross profit on a lower level of licenses, royalties and fees, higher cost of revenues and higher operating expenses in the third quarter of 2020 compared to the third quarter of 2019. The lower net income of $286,500 in the first nine months of 2020 compared to net income of $441,100 in the first nine months of 2019 resulted primarily from a lower gross profit on a lower level of licenses, royalties and fees, higher cost of revenues and higher operating expenses in the first nine months of 2020 compared to the first nine months of 2019 offset in part by the reversal of income taxes in the first quarter of 2020.

Plan of Operation, Liquidity and Capital Resources

During the first nine months of 2020, our Company’s cash increased to $1,428,900 at September 30, 2020 from $688,000 at December 31, 2019. During the first nine months of 2020, our Company generated $768,500 from its operating activities, received $11,000 upon the exercise of warrants and used $38,600 for capital expenditures.

During the first nine months of 2020, our Company’s revenues increased approximately 22% primarily as a result of higher sales of ink to the authorized printers of our Company’s licensees in the entertainment and toy products market offset in part by lower royalty revenues from two licensees in the entertainment and toy products market.

Our Company’s total overhead expenses increased in the first nine months of 2020 compared to the first nine months of 2019 and our Company’s net interest expense decreased in the first nine months of 2020 compared to the first nine months of 2019. As a result of these factors, our Company generated net income of $286,500 in the first nine months of 2020 compared to $441,100 in the first nine months of 2019. Our Company had positive operating cash flow of $768,500 during the first nine months of 2020 and at September 30, 2020, had positive working capital of $2,469,900 and stockholders’ equity of $3,231,200. For the full year of 2019, our Company had net income of $754,900 and had positive operating cash flow of $360,600. At December 31, 2019, our Company had positive working capital of $1,835,300 and stockholders’ equity of $2,789,700.

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

Contractual Obligations

As of September 30, 2020, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2020, as amended on April 29, 2020, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of September 30, 2020, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2020, there are no recently issued accounting standards not yet adopted which would have a material effect on our Company’s financial statements.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2020, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

The following risk factors supplement the Risk Factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2019, as amended, and should be read in conjunction therewith.

We expect the COVID-19 pandemic to continue to negatively impact our results of operations, cash flow and financial position.

The negative impact of COVID-19 on our Company’s financial results during the third quarter and first nine months of 2020 resulted primarily from a significant increase in the price of raw materials used in certain of our Company’s products caused by shortages of these ingredients as a result of the COVID-19 pandemic along with a mix of our Company’s products purchased by our licensees’ third party printers toward certain products with formulations that require ingredients whose prices have increased as a result of COVID-19. We expect these higher raw material prices to negatively affect subsequent quarters until the shortages are alleviated. We expect the fourth quarter to see a similar impact from COVID-19 and the various operational adjustments we made.

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

Item 5. Other Information

During the third quarter of 2020, the holders of outstanding convertible debentures totaling approximately $97,900 that were due during the third quarter of 2020 elected to convert those debentures plus approximately $46,100 of accrued interest into 5,758,992 shares of our Company’s common stock. The convertible debentures bore interest at 7%. The conversion price was $0.025 per share.

During the third quarter of 2020, holders of 550,000 warrants exercised their warrants to purchase a total of 550,000 shares of our Company’s common stock at an exercise price of $0.02 per share. Our Company received $11,000 upon the exercise of these warrants.

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

NOCOPI TECHNOLOGIES, INC.

DATE: November 13, 2020	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: November 13, 2020	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location
10.1	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.2	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith