Form 10-K
period 2020-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2021-03-30
CIK 888981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934) ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,454,000 as of June 30, 2020.

As of March 17, 2021, there were 67,353,690 shares outstanding of the registrant’s common stock, $0.01 par value.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2020 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

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

•

Anticipated levels of capital expenditures for fiscal year 2021 and beyond

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

The impact of COVID-19 on our Company’s financial results for the year ended December 31, 2020 resulted primarily from a significant increase in the price of raw materials used in certain of our Company’s products caused by shortages of these ingredients as a result of the COVID-19 pandemic along with a mix of our Company’s products purchased by our licensees’ third party printers toward certain products with formulations that require ingredients whose prices have increased as a result of COVID-19. We expect these higher raw material prices to negatively affect subsequent periods until the shortages are alleviated. We expect future periods to see a similar impact from COVID-19 and the various operational adjustments we made. The full extent of the impact to our Company due to the impact of the COVID-19 pandemic for future periods cannot be currently determined. The extent to which the COVID-19 pandemic may impact our future financial and operational performance will be dependent on many factors that we may not be able to predict because they continue to change and evolve depending on both national and local circumstances among them government restrictions affecting our employees, customers and suppliers, changes in our revenues due to lower customer demand as a result of the pandemic and a potential inability to obtain raw materials due to lower availability. We continue to monitor the impact of COVID-19 on our business but we cannot accurately predict the extent to which it will adversely affect our future results of operations, financial condition or cash flows.

To date, we have not suffered a drop off in customer orders and total earned royalties in the entertainment and toy products market as a result of COVID-19, but we continue to experience a negative impact on revenues in our smaller anti-counterfeiting and anti-diversion products market due to closures of certain printing facilities that utilize these technologies and anticipate that these closures may continue for a period of time. We continue to retain revenues at historical levels in the entertainment and toy products market through the current date despite the downturns in the overall economy. While the products of our licensees in the larger entertainment and toy products market are sold by both large and smaller retailers, some of whom remain open, and are also available for purchase online, we believe that revenues may not continue to be achieved at levels experienced to the current date due to the negative economic conditions that are expected to continue throughout 2021 and beyond as a result of COVID-19. A slowdown in overall consumer spending may affect the sales of products marketed by our licensees. Our major licensees in the entertainment and toy products market are large, well-known businesses in this market with whom we believe our long-term relationship will not be adversely affected by the current COVID-19 pandemic.

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

Every child loves to color, and every parent has a horror story about the cleanup. Our patented, revolutionary, and award-winning Rub-it & Color takes out all the messy stuff related to children’s coloring except the fun. No more crayons ground into the carpet and car upholstery. No more spilled paint on the rug. No more messy markers ruining clothes and furniture. Rub-it & Color ink technology can be used for coloring books, activity kits, play sheets, single use place mats, greeting cards, board games, promotional products, or any other paper-based application that needs some “fun” factor added. Safe and non-toxic, Rub-it and Color conforms to ASTM D4236 and F-963 and other toxicology tests.

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

C.

License agreement with a privately-held designer of creative educational products for children granting the licensee the exclusive right to utilize our Rub-it & Color ink technology in a newly-created vertical market in the United States. In addition to a license fee, we receive a royalty based on units of product produced. The license originated in 2011 and was renewed in June 2020 for a period of eighteen months.

D.

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

Certain of our license agreements with licensees contain renewal options and/or guaranteed minimum royalties, while others do not. We cannot assure you that any of our existing licenses will be renewed or will generate significant operating revenues for our Company in the future. In each of the years 2020 and 2019, we derived approximately 91% and 88%, respectively, of our total revenues from our licensees and their licensed printers in the entertainment and toy products market. We continue to pursue additional licensing opportunities for our Rub-it & Color ink technology in the large worldwide entertainment and toy products market through direct marketing efforts and attendance at trade shows. We also seek to renew existing license agreements with licensees.

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

We currently participate in the retail receipt and document fraud market through licensing arrangements with four printers and distributors in the United States and Canada who provide loss prevention products to retailers and other outlets. We market these technologies through the use of licensed printers and distributors and continue to use our available internal sales and technical resources to expand the number of licensees marketing our technologies in this market.

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

Product Revenue

The following table illustrates the approximate percentage of our Company’s total revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31,
Product Type	2020	2019

Entertainment and Toy Technologies and Products	91%	88%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	9%	12%

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

Major Customers

During 2020, we made sales or obtained revenues equal to 10% or more of our Company’s 2020 total revenues from two non-affiliated customers who individually accounted for approximately 62% and 16%, respectively, of 2020 revenues of our Company. During 2019, we made sales or obtained revenues equal to 10% or more of our Company’s 2019 total revenues from two non-affiliated customers who individually accounted for approximately 55% and 18%, respectively, of 2019 revenues of our Company.

Additional information concerning our major customers is contained in Note 11 to our Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

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

Research and Development

We have been involved in the research and development of our technologies since our inception. We are presently actively conducting research and development activities in the following three areas, to the extent feasible: (1) refining our present family of products, (2) developing specific customer applications, and (3) expanding our technology into new areas of implementation. During the years ended December 31, 2020 and December 31, 2019, we expended approximately $173,500 and $165,600, respectively, on research and development. We cannot assure you that we will continue to have funds available to maintain our research and development activities at comparable current or increased levels.

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

Financial Information about Foreign and Domestic Operations

We conduct our business operations solely within the United States; however, we have licensees and customers in Europe, South America, Asia and Australia. These licensees and customers accounted for approximately 74% of our gross revenues in 2020 and approximately 66% of our gross revenues in 2019. Additional information concerning our foreign and domestic operations is contained in Note 11 to our Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

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

Spread of the Novel Strain of Coronavirus (“COVID-19”). A novel strain of coronavirus, COVID-19, that was first identified in Wuhan, China in December 2019 has surfaced in many countries around the world including the United States. The World Health Organization has declared COVID-19 to constitute a global pandemic. Certain state and local governments reacted by placing significant restrictions on businesses including a closure in Pennsylvania of non-essential businesses that was announced on March 20, 2020. While many Pennsylvania businesses have been allowed to reopen, often at limited capacity and with certain restrictions, as of the current date, there can be no assurances that future closures will be avoided. A requirement to close our Company for a considerable period of time could result in a negative impact on our Company’s financial condition and results of operations. Additionally, as our Company imports certain raw materials from China, if an extended disruption of the supply of these raw materials were to occur, our ability to produce products for sale to our customers could be negatively impacted. Further, restrictions on our customers and licensees in areas affected by the COVID-19 could adversely affect our results of operations and financial condition. We cannot predict the scope or magnitude of the negative effect that may result from the impact of the COVID-19 pandemic on the Company’s financial condition and results of operations.

The COVID-19 pandemic will continue to negatively impact our results of operations, cash flow and financial position. The negative impact of COVID-19 on our Company’s financial results during 2020 resulted primarily from a significant increase in the price of raw materials used in certain of our Company’s products caused by shortages of these ingredients as a result of the COVID-19 pandemic along with a mix of our Company’s products purchased by our licensees’ third party printers toward certain products with formulations that require ingredients whose prices have increased as a result of COVID-19. We expect these higher raw material prices to negatively affect subsequent periods until the shortages are alleviated.

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

Dependence on Major Customers. We are dependent on our licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of our licensees to maintain at least current levels of sales of products utilizing our technologies could adversely affect our operating results and cash flow. To the extent that our licensees are adversely affected by negative economic conditions such as those that may result from the present COVID-19 pandemic, our revenues may also be negatively impacted. We derive a significant percentage of our revenues through licensing relationships with two major customers. Revenues obtained directly from these customers and indirectly, through the customers’ third party licensed printers, equaled approximately 86% of our Company’s revenues in 2020. Receivables from these two licensees and their third party authorized printers were approximately 91% of our Company’s net accounts receivable at December 31, 2020. One of the license agreements expires in 2023 and contains guaranteed minimum royalties, which historically are met. The other license agreement expires in 2022. Both license agreements contain renewal options; but there can be no assurances that one or both of the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for our Company in the future.

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

Volatility of Stock Price. The market price for our common stock has historically experienced significant fluctuations and may continue to do so. With the exception of 2007, 2013, 2014 and 2016 through 2020 from its inception, our Company has operated at a loss and it has not produced revenue levels traditionally associated with publicly-traded companies. Our common stock is not listed on a national or regional securities exchange and, consequently, our Company receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow our stock and it is thinly traded. The market price for our common stock may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of our Company’s common stock.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our corporate headquarters, research and ink production facilities are located at 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406. These premises consist of approximately 6,100 square feet of leased space. Our lease commenced in January 2014 and expires in April 2024. Current monthly rent under this lease is $4,443; this amount escalates an amount of approximately three percent each year. In addition to rent, we are also responsible for our pro-rata share of the operating costs of the building.

We incurred leasehold improvement expenditures of approximately $27,800 through March 17, 2021, and we believe that additional leasehold improvement expenditures will not be significant. We consider this space adequate for our current needs and additional space is available as needed.

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

Shareholders

As of March 17, 2021, there were approximately 525 holders of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

Our Company does not pay any cash dividends on its common stock. Our Business Loan Agreement with Santander Bank, N.A. restricts our ability to pay cash dividends on our common stock and it will continue to do so for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Date	Security/Value
July 2020

Common Stock – 5,758,992 shares of common stock at the price of at $0.025 per share issued pursuant to the conversion of $97,900 of 7% convertible debentures plus approximately $46,000 of accrued interest.

July 2020	Common Stock – 550,000 shares of common stock at the price of at $0.02 per share issued pursuant to warrant exercises for total proceeds of $11,000.

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

The following discussion and analysis should be read in conjunction with our Audited Financial Statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Both the absolute amount of our Company’s revenues and the mix among the various sources of revenue are subject to substantial fluctuation. We have a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on our Company’s total revenue, revenue mix and overall financial performance. Such changes may result from a substantial customer’s product development delays, engineering changes, changes in product marketing strategies, production requirements and the like. We cannot predict whether COVID-19 will materially affect our licensing fees or the demand for our products in 2021 and beyond. In addition, certain customers have, from time to time, sought to renegotiate certain provisions of their license agreements and, when our Company agrees to revise such terms, revenues from the customer may be affected.

Comparison of the Years ended December 31, 2020 and 2019

Revenues for 2020 were $2,658,700, an increase of approximately 5%, or $121,300, from $2,537,400 in 2019.

Licenses, royalties and fees decreased in 2020 by approximately 6%, or $49,800, to $744,000 from $793,800 in 2019. The decrease in licenses, royalties and fees is due primarily to lower guaranteed licensing revenue of approximately $200,000 in the first six months of 2020 from one licensee in the entertainment and toy products market as a result of the adoption of ASU 214-09, Revenue from Contracts with Customers in the second quarter of 2018.

Product and other sales increased by $171,100, or approximately 10%, to $1,914,700 in 2020 from $1,743,600 in 2019. The higher level of ink sales in 2020 compared to 2019 is due primarily to higher ink requirements of the licensed third-party printers used by the Company’s licensees in the entertainment and toy products market. Sales of ink to the licensed printers of its licensees in the entertainment and toy products market were approximately $222,900 higher in 2020 compared to 2019. Sales of security ink to the Company’s licensees in the retail receipt and document fraud market decreased by approximately $30,300 in 2020 compared to 2019 due primarily to reduced demand related to COVID-19 closures of retail outlets during 2020.

Our Company derived $2,419,000, or approximately 91% of total revenues, from licensees and their licensed printers in the entertainment and toy products market in 2020 compared to $2,223,900, or approximately 88% of total revenues, in 2019. The increase in revenues from our licensees and their authorized printers in the entertainment and toy products market in 2020 compared to 2019 is due primarily to higher ink sales to the authorized printers of our Company’s licensees in the entertainment and toy products market in 2020 compared to 2019 offset in part by lower guaranteed licensing revenue of approximately $200,000 in the first six months of 2020 from one licensee in the entertainment and toy products market as a result of the adoption of ASU 214-09, Revenue from Contracts with Customers in the second quarter of 2018. Our Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by marketplace reaction to the new and improved products, economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. We cannot assure you that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions currently being experienced worldwide as a result of COVID-19.

Our Company’s gross profit decreased to $1,535,000, or approximately 58% of revenues, in 2020 from $1,695,700, or approximately 67% of revenues, in 2019. The lower gross profit in 2020 compared to 2019 results primarily from lower licenses, royalties and fees due to the adoption of Topic 606 in 2018 along with significant increases in the price of certain raw materials related to the impact of the ongoing COVID-19 pandemic in 2020 offset in part by higher gross revenues from product and other sales 2020 compared to 2019.

Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in 2020 compared to 2019 reflects lower gross revenues from licenses, royalties and fees offset in part by higher product and other sales in 2020 compared to 2019.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Due primarily to the lower revenues in 2020 compared to 2019, the gross profit from licenses, royalties and fees decreased to approximately 70% of revenues from licenses, royalties and fees in 2020 from approximately 79% in 2019.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 53% of revenues in 2020 compared to approximately 61% of revenues 2019. The decrease in 2020 compared to 2019 is due to: a) a significant increase in the cost of raw materials utilized by our Company in the manufacture of certain of its products as a result of price increases related to the impact of the ongoing COVID-19 pandemic on the availability and supply of these raw materials in 2020 compared to 2019 (we are not passing along these cost increases to our customers at this time); b) an unfavorable mix of products sold whereby the increases in purchases of our Company’s products by the licensed printers of its licensees in the entertainment and toy products market in 2020 compared to 2019 were of products manufactured by our Company whose raw material prices were most affected by shortages created by the COVID-19 pandemic and c) increased production salaries related to a staffing addition, higher duties and equipment depreciation in 2020 compared to 2019.

Research and development expenses were $173,500 in 2020 compared to $165,600 in 2019. The increase in 2020 compared to 2019 resulted primarily from higher salary expense in 2020 compared to 2019.

Sales and marketing expenses were $356,400 in 2020 compared to $329,900 in 2019. The increase in 2020 compared to 2019 is due primarily to higher commission expense on the higher level of revenues in 2020 compared to 2019.

General and administrative expenses increased to $526,100 in 2020 from $393,900 in 2019. The increase in 2020 compared to 2019 is due primarily to higher corporate relations and salary expenses in 2020 compared to 2019.

Other income (expenses) in 2020 and 2019 included interest on convertible debentures that were held by seven investors and interest income on invested funds.

Income taxes in 2020 and 2019 resulted from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

Our lower net income of $508,000 in 2020 compared to net income of $754,900 in 2019 resulted primarily from a lower gross profit on a lower level of licenses, royalties and fees, higher cost of revenues and higher operating expenses in 2020 compared to 2019 offset in part by the reversal of income taxes in the first quarter of 2020.

Our management does not believe that inflation and changing prices, with the exception of increases in the prices of certain raw materials that were most affected by shortages created by the COVID-19 pandemic in 2020, have had a significant effect on our revenues and results of operations during the years ended December 31, 2020 and December 31, 2019.

Plan of Operation, Liquidity and Capital Resources

Our Company’s cash increased to $1,362,800 at December 31, 2020 from $688,000 at December 31, 2019. During 2020, our Company generated $702,400 from its operating activities, received $11,000 upon the exercise of warrants and used $38,600 for capital expenditures.

Our Company’s revenues increased approximately 5% to $2,658,700 in 2020 from $2,537,400 in 2019 primarily as a result of higher sales of ink to the authorized printers of our Company’s licensees in the entertainment and toy products market offset in part by lower royalty revenues from two licensees in the entertainment and toy products market along with lower revenues from licensees in the anti-counterfeiting and anti-diversion technologies and products market reflecting the impact of the ongoing COVID-19 pandemic on this market. Our Company’s gross profit decreased approximately 9% to $1,535,000 in 2020 from $1,695,700 in 2019 primarily as a result of price increases related to the impact of the ongoing COVID-19 pandemic on the availability and supply of certain raw materials in 2020 compared to 2019, along with an unfavorable mix of products sold whereby the increases in purchases of our Company’s products by the licensed printers of our Company’s licensees in the entertainment and toy products market in 2020 compared to 2019 were of products manufactured by our Company whose raw material prices were most affected by shortages created by the COVID-19 pandemic.

Our Company’s total overhead expenses increased in 2020 compared to 2019, our Company’s net interest income increased in 2020 compared to 2019 and our Company’s income tax expense decreased in 2020 compared to 2019. As a result of these factors, our Company generated net income of $508,400 in 2020 compared to $754,900 in 2019. Our Company had positive operating cash flow of $702,400 in 2020. At December 31, 2020, our Company had working capital of $2,801,100 and stockholders’ equity of $3,453,100. For the full year of 2019, our Company had net income of $754,900 and had positive operating cash flow of $360,600. At December 31, 2019, our Company had working capital of $1,835,300 and stockholders’ equity of $2,789,700.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment in 2021 and beyond due to the COVID-19 virus and its effect on the global economy. As a result, our revenues, results of operations and liquidity may be negatively impacted.

Contractual Obligations

We conduct our operations in leased facilities under a non-cancelable operating lease expiring in 2024. Future minimum lease payments under this operating lease at December 31, 2020 are: $53,100 – 2021; $54,600 – 2022; $56,200 – 2023 and $18,900 – 2024. Total rental expense under operating leases was $53,300 in each of the years ended December 31, 2020 and December 31, 2019.

Recently Adopted Accounting Pronouncements

As of December 31, 2020, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. For public entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU No. 2019-10 extends the effective dates for two years for smaller reporting companies and nonpublic companies.

Off-Balance Sheet Arrangements

None.

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

Our Audited Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Form 10-K Report. A list of our Audited Financial Statements is provided in response to Item 15 of this Form 10-K Report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Not Applicable.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders.

Item 11.

Executive Compensation

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders.

Item 14.

Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets
Statements of Comprehensive Income

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b)	The following exhibits are filed as part of this report.

See Exhibit Index.

Item 16.

Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

Date: March 30, 2021	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2021
Michael A. Feinstein, M.D.

/s/ Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 30, 2021
Rudolph A. Lutterschmidt

/s/ Marc Rash	Director	March 30, 2021
Marc Rash

/s/ Philip B. White	Director	March 30, 2021
Philip B. White

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nocopi Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nocopi Technologies, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  We determined that there are no critical audit matters.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2001.

Blue Bell, Pennsylvania

March 30, 2021

Nocopi Technologies, Inc.

Balance Sheets*

	December 31
	2020	2019
Assets
Current assets
Cash	$1,362,800	$688,000
Accounts receivable less allowance for doubtful accounts – 2020-$12,000; 2019-$5,000	1,280,800	1,352,300
Inventory	324,800	127,900
Prepaid and other	97,800	135,000
Total current assets	3,066,200	2,303,200
Fixed assets
Leasehold improvements	27,800	24,200
Furniture, fixtures and equipment	163,700	252,500
	191,500	276,700
Less: accumulated depreciation and amortization	104,300	206,600
	87,200	70,100
Other assets
Long-term receivables	559,500	957,000
Operating lease right of use - building	160,300	202,000
	719,800	1,159,000
Total assets	$3,873,200	$3,532,300
Liabilities and Stockholders’ Equity
Current liabilities
Convertible debentures	$–	$97,900
Accounts payable	5,700	44,300
Accrued expenses	178,600	231,600
Income taxes	36,300	52,400
Operating lease liability – current	44,500	41,700
Total current liabilities	265,100	467,900

Other liabilities
Accrued expenses, non-current	39,200	67,000
Deferred income taxes	–	47,400
Operating lease liability – non-current	115,800	160,300
	155,000	274,700

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, $1.00 par value
Authorized – 300,000 shares
Issued and outstanding – none	–	–
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 2020 - 67,353,690 shares; 2019 - 61,044,698 shares	673,500	610,400
Paid-in capital	12,575,800	12,483,900
Accumulated deficit	(9,796,200)	(10,304,600)
	3,453,100	2,789,700
Total liabilities and stockholders’ equity	$3,873,200	$3,532,300

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Comprehensive Income*

.	Years ended December 31
	2020	2019
Revenues
Licenses, royalties and fees	$744,000	$793,800
Product and other sales	1,914,700	1,743,600
	2,658,700	2,537,400

Cost of revenues
Licenses, royalties and fees	223,800	169,100
Product and other sales	899,900	672,600
	1,123,700	841,700
Gross profit	1,535,000	1,695,700

Operating expenses
Research and development	173,500	165,600
Sales and marketing	356,400	329,900
General and administrative	526,100	393,900
	1,056,000	889,400
Net income from operations	479,000	806,300

Other income (expenses)
Interest income	18,200	11,700
Interest expense and bank charges	(6,900)	(10,800)
	11,300	900
Net income before income taxes	490,300	807,200
Income taxes	(18,100)	52,300
Net income	$508,400	$754,900

Net income per common share
Basic	$.01	$.01
Diluted	$.01	$.01

Weighted average common shares outstanding
Basic	64,052,777	59,443,207
Diluted	64,172,276	59,836,570

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statement of Stockholders’ Equity*

For the Period January 1, 2019 through December 31, 2020

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2019	58,616,716	$586,200	$12,440,000	$(11,059,500)	$1,966,700

Issuance of common stock	720,000	7,100	18,300		25,400

Conversion of debentures and accrued interest to common stock	1,707,982	17,100	25,600		42,700

Net income				754,900	754,900
Balance – December 31, 2019	61,044,698	610,400	12,483,900	(10,304,600)	2,789,700

Conversion of debentures and accrued interest to common stock	5,758,992	57,600	86,400		144,000

Exercise of warrants	550,000	5,500	5,500		11,000

Net income				508,400	508,400
Balance – December 31, 2020	67,353,690	$673,500	$12,575,800	$(9,796,200)	$3,453,100

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

	Years ended December 31
	2020	2019
Operating Activities
Net income	$508,400	$754,900
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,500	10,800
Bad debt expense	7,000	–
Deferred income taxes	(47,400)	(61,400)
Other assets	439,200	193,200
Other liabilities	(69,500)	174,300
Common stock issued for services	–	25,400
	859,200	1,097,200
(Increase) decrease in assets
Accounts receivable	64,500	(773,300)
Inventory	(196,900)	5,600
Prepaid and other	37,200	(91,400)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(45,500)	108,700
Income taxes	(16,100)	13,800
	(156,800)	(736,600)
Net cash provided by operating activities	702,400	360,600

Investing Activities
Additions to fixed assets	(38,600)	(73,400)
Net cash used in investing activities	(38,600)	(73,400)

Financing Activities
Exercise of warrants	11,000	–
Net cash provided by financing activities	11,000	–
Increase in cash	674,800	287,200

Cash
Beginning of year	688,000	400,800
End of year	$1,362,800	$688,000

Cash paid for taxes	$45,500	$100,000

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use – building	$–	$241,100
Operating lease liability	$–	$(241,100)
Accumulated depreciation and amortization	$123,800	$1,800
Furniture, fixtures and equipment	$(123,800)	$(1,800)
Convertible debentures	$97,900	$30,400
Accrued expenses	$46,100	$12,300
Common stock	$(57,600)	$(17,100)
Paid-in capital	$(86,400)	$(25,600)

*The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Revenues – Our Company follows Accounting Standards Update (“ASU”) 214-09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method. We recognize revenue from fixed fee licensees at a point in time when the term begins if the contract provides for patented ink technology only as it exists at the time that it is granted. However, for license agreements that provide for rights to future ink technology, revenue is recognized over the term of the license agreement. Revenue for per-unit license agreement is recognized in the period that the Company receives the related royalty report. Revenue for product sales is recognized upon shipment to the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. The Company does not offer any warranties, however, damaged products can be returned for credit or refund. For disaggregation of revenue by customers and geographic region, see Note 11.

Income taxes – Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Stock-based payments – Our Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, "Compensation – Stock Compensation", which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. Our Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the vesting period or the requisite service periods using the straight-line method. Our Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASU 2017-07, with ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments are recorded as an expense over the service period, as if the Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity-based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity-based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity-based payments are fully vested or the service completed.

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

The table below presents the computation of basic and diluted weighted average common shares outstanding:

	2020	2019
Basic shares outstanding	64,052,777	59,443,207
Incremental shares from assumed conversion of warrants	119,499	393,363
Diluted shares outstanding	64,172,276	59,836,570

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

December 31, 2020 and 2019

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

Recently Adopted Accounting Pronouncements

As of December 31, 2020, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. For public entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU No. 2019-10 extends the effective dates for two years for smaller reporting companies and nonpublic companies.

3.

Concentration of Credit Risk

Certain financial instruments potentially subject our Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivables. At December 31, 2020, our Company’s deposits with a financial institution were $1,112,800 in excess of the FDIC deposit insurance coverage of $250,000. There is a concentration of credit risk with respect to accounts receivable due to the number of major customers.

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

5.

Convertible Debentures

During the third quarter of 2020, the holders of all previously outstanding convertible debentures totaling approximately $97,900 that were due during the third quarter of 2020 elected to convert those debentures plus approximately $46,100 of accrued interest into 5,758,992 shares of restricted stock of our Company. At December 31, 2020, our Company had no convertible debentures outstanding. The convertible debentures bore interest at 7%. During the third quarter of 2019, the holders of approximately $30,400 of previously outstanding convertible debentures elected to convert those debentures plus approximately $12,300 of accrued interest into 1,707,982 shares of restricted stock of our Company.

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

6.

Stockholders’ Equity

In October 2019, our Company issued 720,000 shares of restricted common stock to an investor relations firm as a portion of compensation for services. The common stock vested on a pro rata basis over one year. The fair value of the common stock amounting to $25,400 on the inception date of agreement was amortized to expense over the first year of the engagement.

7.

Other Income (Expenses)

Other income (expenses) in the years ended December 31, 2020 and December 31, 2019 includes interest on convertible debentures that were held by seven investors.

8.

Income Taxes

There is no provision for federal income taxes for the years ended December 31, 2020 and December 31, 2019 due to the availability of federal and state net operating loss (NOL’s) carryforwards. At December 31, 2020 and December 31, 2019, our Company had federal NOL’s approximating $1,166,100 and $1,622,000, respectively and state NOL’s approximating $2,647,000 and $2,843,100, respectively. The federal and state net operating losses at December 31, 2020 are available to offset future taxable income; however, if not utilized, they expire in varying amounts through the year 2032. The utilization of these NOL’s to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no material temporary differences for the years ended December 31, 2020 and December 31, 2019. Our Company has established a 100% valuation allowance of $456,700 and $454,200 at December 31, 2020 and December 31, 2019, respectively, for the deferred tax assets due to the uncertainty of their realization. The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Year ended December 31
	2020	2019
Current state taxes	$29,400	$52,400
Deferred state taxes	(47,400)	–
	$(18,000)	$52,400

The reconciliation of the statutory federal rate to our Company’s effective tax rate follows:

	2020		2019
	Amount	%	Amount	%

Income tax at U.S. federal income tax rate	$106,700	21	$158,600	21

State tax net of federal tax effect	(18,100)	(4)	52,300	7
Other	15,800	3	–	–

Change in valuation allowance	(122,500)	(24)	(158,600)	(21)
	$(18,100)	(4)	$52,300	7

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

The components of deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019

Deferred tax asset for NOL carryforwards	$456,700	$454,200

Deferred tax liability - other	–	(47,400)
Valuation allowance	(456,700)	(454,200)
	$–	$(47,400)

Our Company has adopted the provisions of FASB ASC 740-10-50-15, “Unrecognized Tax Benefit Related Disclosures.” There were no unrecognized tax benefits as of the date of adoption and no unrecognized tax benefits at December 31, 2020. There was no change in unrecognized tax benefits during the year ended December 31, 2020 and there was no accrual for uncertain tax positions as of December 31, 2020.

Tax years from 2018 through 2020 remain subject to examination by U.S. federal and state tax jurisdictions.

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

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2020 are: $53,100 – 2021; $54,600 – 2022; $56,200 – 2023 and $18,900 – 2024.

Total lease expense under operating leases was $53,300 in each of the years ended December 31, 2020 and December 31, 2019.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31
2021	$53,100
2022	54,600
2023	56,200
2024	18,900
Total lease payments	182,800
Less imputed interest	(22,500)
Total	$160,300

Our Company has an employment agreement, expiring in May 2022, with Michael A. Feinstein, M.D., its Chairman of the Board and Chief Executive Officer. The employment agreement contains one-year renewal provisions that became effective after the original term. Dr. Feinstein receives base compensation of $120,000 per year effective January 1, 2020 plus a performance bonus determined by our Company’s Board of Directors. Our Company has an employment agreement, expiring in March 2022, with Terry W. Stovold, its Chief Operating Officer, whereby Mr. Stovold receives a salary set by our Company’s Board of Directors, currently set at $75,000, along with a commission of seven percent on sales generated by his efforts. The employment agreement contains one-year renewal provisions that became effective after the original term. Future minimum compensation payments under these employment agreements are: $195,000 to be paid in 2021 and $68,800 to be paid in 2022.

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

At December 31, 2020, our Company did not have an active stock option plan. Our Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There was no compensation expense recognized during the years ended December 31, 2020 and December 31, 2019 and there was no unrecognized portion of expense at December 31, 2020.

At December 31, 2020, our Company had 141,365 warrants to purchase common stock of our Company outstanding at an exercise price of $0.02 and expiring at various dates through July 2021. The warrants are held by two investors who acquired convertible debentures from our Company in 2014.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

A summary of outstanding warrants follows:

			Weighted
		Exercise	Average
	Number of	Price Range	Exercise
	Shares	Per Share	Price
Outstanding at December 31, 2018 and December 31, 2019	691,365	$0.02	$0.02
Warrants exercised	550,000	0.02	0.02
Outstanding at December 31, 2020	141,365	$0.02	$0.02

Weighted average remaining contractual life (years)	.52

			Weighted
		Exercise	Average
	Number of	Price Range	Exercise
	Shares	Per Share	Price
Exercisable warrants at year end:
2020	141,365	$0.02	$0.02

Weighted average remaining contractual life (years)	.52

The aggregate intrinsic value of warrants outstanding and exercisable as of December 31, 2020 was approximately $17,700. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.145 for our Company’s common stock on December 31, 2020. At December 31, 2020, our Company has reserved 141,365 shares of common stock for possible future issuance upon the exercise of 141,365 warrants.

Our Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of our Company. There were no contributions charged to expense during 2020 or 2019.

11.

Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of our Company’s total revenues were:

	Year ended December 31
	2020	2019
Customer A	62%	55%
Customer B	16%	18%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2020	2019
Customer A	25%	26%
Customer B	65%	67%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

Our Company’s revenues by geographic region are as follows:

	Year ended December 31
	2020	2019
North America	$701,600	$856,300
South America	2,200	–
Europe	–	600
Asia	1,845,500	1,630,500
Australia	109,400	50,000
	$2,658,700	$2,537,400

12.

 COVID-19

A novel strain of coronavirus (“COVID-19”) continues to spread in many countries around the world including the United States. In March 2020, the Governor of Pennsylvania declared a health emergency and issued an order to close all nonessential businesses until further notice. Our Company’s operations were deemed to be essential and thus remained open. Our Company’s results of operations were negatively affected in 2020 in part as a result of a significant increase in the cost of raw materials utilized by our Company in the manufacture of certain of its products as a result of price increases related to the impact of the ongoing COVID-19 pandemic on the availability and supply of these raw materials. As the COVID-19 pandemic continues to spread, any future financial impact cannot be reasonably estimated at this time.

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