Form 10-K/A
period 2020-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2021-04-30
CIK 888981

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for Nocopi Technologies, Inc. for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Original Form 10-K”). Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Nocopi Technologies, Inc.

We are filing this Amendment to include the information required by Part III and not included in the Original Form 10-K, because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2020. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Form 10-K to our incorporation by reference of certain sections of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

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

i

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Director Term*

Michael A. Feinstein, M.D.	74	Chair of the Board of Directors; Chief Executive Officer	1 year/Expires 2021
Terry W. Stovold	58	Chief Operating Officer	—
Rudolph A. Lutterschmidt	74	Vice President and Chief Financial Officer	—
Marc Rash	72	Director	1 year/Expires 2021
Philip B. White	82	Director	1 year/Expires 2021

———————

*

The term of office of each of the Directors is one (1) year, which continues until his successor has been elected and qualified.

Business experience of directors, executive officers, and significant employees

Michael A. Feinstein, M.D., 74, has served as our Chairman of the Board of Directors since December 1999 and our Chief Executive Officer since February 2000, has been a practicing physician in Philadelphia for more than thirty years, serving for more than twenty-five years as the President of a group medical practice which includes two physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle University and his M.D. from Jefferson Medical College. He has represented our Company in numerous licensing negotiations, governmental meetings and capital raises. The Board of Directors believes that Dr. Feinstein’s considerable personal experience as a business owner and investor in publicly traded businesses makes him well suited to serve as a member of our Board of Directors.

Terry W. Stovold, 58, has served as our Chief Operating Officer since July 2014, and has been employed by our Company for more than thirty years. Mr. Stovold previously served as our Company’s Director of Operations and Sales. Mr. Stovold received a Forestry Technician College degree from Algonquin College in Pembroke, Ontario, Canada and studied business at McGill University in Montreal, Canada. He holds numerous U.S. and foreign patents in the fields of printing technology and printing inks.

Rudolph A. Lutterschmidt, 74, has served as our Vice President and Chief Financial Officer since 1992, serving in this capacity on a part-time basis since January 2000. Mr. Lutterschmidt has been a consultant to several southeast Pennsylvania businesses. He is a graduate of Syracuse University.

Marc Rash, 72, has served as our director since September 2017, and is the Executive Vice President of Keystone Property Group, a Real Estate Development Company with over 10 million square feet of commercial real estate and a $2 billion Real Estate Fund. Mr. Rash, who joined Keystone in 1994, has extensive dealings with numerous lenders and investors as well as significant real estate experience, including the redevelopment of apartments, shopping centers and industrial/office space. Previously, Mr. Rash was an agent with the IRS specializing in auditing large corporations and high-net-worth individuals. Mr. Rash graduated from the University of North Carolina with a Bachelor of Science in Accounting and received his Juris Doctor degree from Delaware Law School. He is a member of the Pennsylvania Bar Association and the American Institute of Certified Public Accountants. The Board of Directors believes that Mr. Rash’s financial and legal background along with his banking and investor experience make him well suited to serve as a member of our Board of Directors.

Philip B. White, 82, has served as our director since August 2006. Mr. White is currently an international consultant in the private sector providing regulatory and industry standards advice to international companies regulated by the Food and Drug Administration, the Consumer Product Safety Commission, and the Environmental Protection Agency. He also served as a Technical Advisor and Regulatory Liaison to Nocopi from 2002 to 2005. Before establishing his own global consulting practice in 2000, Mr. White was, from 1994 to 2000, Director of Medical Device Consulting at the international firm of AAC Consulting Group (now Kendle), Rockville, MD. In 1994, Mr. White retired from a 33-year career with the U.S. Food and Drug Administration. His last FDA position was Director of the Office of Standards and Regulations in the Center for Devices and Radiological Health. Previous FDA positions included Regional Director of FDA’s enforcement activities in the Southwestern Region, Deputy FDA Assistant Commissioner for Program Coordination, and Supervisory Food and Drug Inspector. He has served on the Board of Directors of the American National Standards Institute, the Association for Advancement of Medical Instrumentation, and the Regulatory Affairs Professionals Society. He is a 1961 graduate of Wilkes University, Wilkes-Barre, PA with a B.A. Degree in Biology. He also did graduate studies in 1967 and 1968 specializing in the Federal Food Drug and Cosmetic Act at the New York University Graduate Law School in New York City. The Board of Directors believes that Mr. White’s considerable experience with consumer product safety and regulatory matters gained from his many years at the Food and Drug Administration makes him well suited to serve as a member of our Board of Directors.

The terms of all current directors expire at the 2021 annual meeting of stockholders of our Company.

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

Audit Committee Financial Expert

Our Company has established a standing audit committee in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934 that makes recommendations to our Company’s Board of Directors regarding the selection of an independent registered public accounting firm, reviews the results and scope of the Company’s audits and other accounting-related services and reviews and evaluates the Company’s internal control functions. The audit committee does not presently have a written charter. During our last fiscal year, our audit committee was comprised of Michael A. Feinstein, M.D., our Chairman of the Board, and Herman M. Gerwitz, CPA. Mr. Gerwitz died on January 13, 2021. The Board of Directors has not yet appointed a replacement for Mr. Gerwitz, so it presently does not have an “audit committee financial expert.” Presently, our audit committee is comprised solely of Michael A. Feinstein, M.D., who is not an independent director or an “audit committee financial expert.” The Board of Directors had determined that Mr. Gerwitz was an “audit committee financial expert” as currently defined under the SEC rules implementing Section 407 of the Sarbanes Oxley Act of 2002 and that Mr. Gerwitz met the criteria for independence as defined by the SEC. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Item 11.

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our Named Executives for the fiscal years ended December 31, 2020 and 2019.

Summary Compensation Table

				All other
		Salary	Bonus	compensation	Total
Name and principal position	Year	($)	($)	($)	($)
(a)	(b)	I	(d)	(g)	(h)

Michael A. Feinstein, M.D.	2020	120,000	3,000	—	123,000
CEO, Pres. Chmn. Of the Board (1)	2019	85,000	3,000	—	88,000

Terry W. Stovold	2020	75,000	3,000	183,200	261,200
Chief Operating Officer (2)	2019	75,000	3,000	171,200	249,200

———————

1.

Dr. Feinstein entered into a written employment agreement effective June 1, 2008 under which he serves as President and Chief Executive Officer of our Company for an initial term of three years with successive one year renewal terms. In accordance with the terms of the employment agreement, the employment agreement renewed on December 1, 2020 for a period of one year effective June 1, 2021. The employment agreement provided for an annual base salary of $85,000 which may be increased annually at the discretion of the Board of Directors and an annual performance bonus determined by the Board of Directors. On December 13, 2019, our Company entered into an amended employment agreement with Dr. Feinstein that amends his employment agreement to increase his base salary from $85,000 to $120,000 effective January 1, 2020. In certain situations, including a change in control, Dr. Feinstein may be eligible to receive his base salary for a period of up to twelve months following the termination of employment. The employment agreement prohibits him from competing with our Company during the term of this agreement and for two years after the termination of his employment with our Company.

2.

Mr. Stovold entered into a written employment agreement effective April 1, 2011 under which he served as our Company’s Director of Operations and Sales for an initial term of three years with successive one-year renewal terms. The employment agreement provides for a base salary set by the Company’s Board of Directors, which is currently set at $75,000 per year beginning on January 1, 2012, along with a commission of seven percent on sales generated by his efforts. The amount in column (g) reflects Mr. Stovold’s commissions on sales. In certain situations, including but not limited to a change in control, Mr. Stovold may be eligible to receive his base salary for a period of up to six months following the termination of employment. The employment agreement prohibits him from competing with our Company during the term of the agreement and for one year after the termination of his employment with our Company. At December 31, 2020, Mr. Stovold was owed approximately $147,500 of commissions payable through 2023 related to sales realized through 2020 as a result his efforts of which approximately $108,300 is currently payable. In July 2014, our Company’s Board of Directors appointed Mr. Stovold Chief Operating Officer of our Company. There were no changes to the employment agreement with Mr. Stovold resulting from this appointment.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table summarizes compensation earned by our Company’s directors for the year ended December 31, 2020. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of our Company.

	Fees earned or paid in	Stock	Option	Nonequity incentive plan	Nonqualified deferred compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Michael A. Feinstein, M.D. (1)	—	—	—	—	—	—	—
Herman M. Gerwitz	3,000	—	—	—	—	—	3,000
Marc Rash	3,000	—	—	—	—	—	3,000
Philip B. White	3,000	—	—	—	—	—	3,000

———————

1.

Serves as an executive officer and a director, but receives no additional compensation for serving as a director.

2.

Mr. Gerwitz passed away on January 13, 2021.

Compensation Policies and Practices as They Relate to Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2021, the stock ownership of (1) each person or group known to our Company to beneficially own 5% or more of our common stock and (2) each director and Named Executive (as set forth in Item 11. Executive Compensation) individually, and (3) all directors and executive officers of our Company as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406.

Common Stock

Name of Beneficial Owner	Number Of Shares Beneficially Owned	Percentage of Class (1)(2)
5% Stockholders
SRK Fund I, LP Group 415 Ashurst Ave. Secane, PA 19018 (3)	13,228,079	19.6%
Philip N. Hudson 415 Ashurst Ave. Secane, PA 19018 (3)	5,637,918	8.4%
Daniel B. Smoak 14 Lynn Street. Greenville, SC 29605 (4)	4,630,163	6.9%
Westvaco Brand Security, Inc. 230 West Broad Street Glen Allen, VA 23060 (5)	3,917,030	5.8%

Directors, Officers and Named Executive
Michael A. Feinstein, M.D. (6)	3,377,083	5.0%
Marc Rash	—	—
Philip B. White (7)	311,245	*
Terry W. Stovold	12,000	*
All Executive Officers and Directors as a Group (5 individuals)	3,700,928	5.5%

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

(2)

Based on 67,353,690 shares of common stock outstanding on March 31, 2021.

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

(4)

Based upon a Schedule 13G filed on February 12, 2021. Daniel B. Smoak and Smoak Capital Management, LLC have shared voting power and shared dispositive power over 2,089,343 shares and Daniel B. Smoak has sole voting power and sole dispositive power over 2,540,820 shares.

(5)

Based upon a Schedule 13D filed on March 14, 2001.

(6)

Includes 940,474 shares held by a pension plan of which Dr. Feinstein is the trustee and 1,068,868 shares held in an IRA.

(7)

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

Director Independence

Although we are currently traded on the Over-the-Counter Markets, our Board of Directors has reviewed each of the Directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an Executive Officer or employee of our Company or any other individual having a relationship which, in the opinion of our Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has affirmatively determined that three of our directors, Herman M. Gerwitz (who served as a director until his death on January 13, 2021), Marc Rash and Philip B. White are/were independent directors in that they are/were independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors. In making such determination, our Board of Directors considered the relationships that each such non-employee director has/had with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. One member of our Board of Directors, Michael A. Feinstein, M.D., is not an independent director pursuant to the standards described above.

During our last fiscal year, our audit committee was comprised of Michael A. Feinstein, M.D. and Herman M. Gerwitz, CPA. Mr. Gerwitz died on January 13, 2021. The Board of Directors has not appointed a replacement for Mr. Gerwitz since January 13, 2021 and presently, our audit committee is comprised solely of Michael A. Feinstein, M.D., who is not an independent director. Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities.

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the years ended December 31, 2020 and December 31, 2019 for professional services rendered by Morison Cogen, LLP for the audit of our Company’s annual financial statements and review of financial statements included in our Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $50,105 for the year ended December 31, 2020 and $44,000 for the year ended December 31, 2019.

Audit-Related Fees

Fees billed for the years ended December 31, 2020 and December 31, 2019 for assurance and related services rendered by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of our Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2020 and $0 for the year ended December 31, 2019.

Tax Fees

Fees billed for the years ended December 31, 2020 and December 31, 2019 for tax compliance, tax advice and tax planning services rendered by Morison Cogen, LLP were $3,000 for the year ended December 31, 2020 and $3,000 for the year ended December 31, 2019. The fees relate to services provided in connection with our Company’s annual tax return.

All Other Fees

Fees billed for the years ended December 31, 2020 and December 31, 2019 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for the year ended December 31, 2020 and $0 for the year ended December 31, 2019.

Audit Committee Approval

Our Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by our Company’s audit committee.

None of the hours expended on Morison Cogen, LLP ‘s engagement to audit the Company’s financial statements for the years ended December 31, 2020 and December 31, 2019 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

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

NOCOPI TECHNOLOGIES, INC.

Date: April 30, 2021	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 30, 2021
Michael A. Feinstein, M.D.

/s/ Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	April 30, 2021
Rudolph A. Lutterschmidt

/s/ Marc Rash	Director	April 30, 2021
Marc Rash

/s/ Philip B. White	Director	April 30, 2021
Philip B. White

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2008
3.2	Amended and Restated Bylaws	Incorporated by reference to the Company’s Form 8-K filed on March 12, 2019
4.1	Form of Certificate of Common Stock	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 7, 2006
4.2	Securities registered under Section 12 of the Exchange Act	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2020
10.1†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 15, 1999
10.2	Director Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.3	Officer Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.4†	Employment Agreement with Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008
10.5†	Employment Agreement Amendment - Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Form 8-K filed on December 17, 2019
10.6†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2010
10.7†	Employment Agreement with Terry W. Stovold	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012
10.8	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.9	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
10.10	Lease Agreement dated December 12, 2013 relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.11	Lease Extension Agreement dated September 28, 2018	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.12	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated November 28, 2018 between the Company and Santander Bank	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2021
101.INS	XBRL Instance Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2021
101.SCH	XBRL Taxonomy Extension Schema Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2021
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2021
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2021
101.LAB	XBRL Taxonomy Extension Label Linkbase	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2021
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2021

———————

† Compensation plans and arrangements for executives and others.