Form 10-Q
period 2021-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2021-05-14
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,353,690 shares of common stock, par value $0.01, as of May 12, 2021.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Comprehensive Income*

(unaudited)

	Three Months ended March 31
	2021	2020
Revenues
Licenses, royalties and fees	$185,500	$164,600
Product and other sales	425,900	355,700
	611,400	520,300

Cost of revenues
Licenses, royalties and fees	47,100	49,700
Product and other sales	173,200	201,600
	220,300	251,300
Gross profit	391,100	269,000

Operating expenses
Research and development	44,500	41,100
Sales and marketing	83,200	84,000
General and administrative	145,500	139,700
	273,200	264,800
Net income from operations	117,900	4,200

Other income (expenses)
Interest income	4,800	3,800
Interest expense and bank charges	(600)	(2,500)
	4,200	1,300
Net income before income taxes	122,100	5,500
Income taxes	7,300	(47,100)
Net income	$114,800	$52,600

Basic and diluted net income per common share	$.00	$.00

Weighted average common shares outstanding
Basic	67,353,690	61,044,698
Diluted	67,477,603	61,530,910

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	March 31	December 31
	2021	2020
	(unaudited)	(audited)
Assets
Current assets
Cash	$1,728,200	$1,362,800
Accounts receivable less $12,000 allowance for doubtful accounts	1,167,600	1,280,800
Inventory	384,700	324,800
Prepaid and other	63,600	97,800
Total current assets	3,344,100	3,066,200

Fixed assets
Leasehold improvements	27,800	27,800
Furniture, fixtures and equipment	163,700	163,700
	191,500	191,500
Less: accumulated depreciation and amortization	110,400	104,300
	81,100	87,200
Other assets
Long-term receivables	465,300	559,500
Operating lease right of use – building	149,400	160,300
	614,700	719,800
Total assets	$4,039,900	$3,873,200

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$52,600	$5,700
Accrued expenses	193,800	178,600
Income taxes	43,600	36,300
Operating lease liability – current	45,200	44,500
Total current liabilities	335,200	265,100

Other liabilities
Accrued expenses, non-current	32,600	39,200
Operating lease liability – non-current	104,200	115,800
	136,800	155,000

Stockholders' equity
Common stock, $0.01 par value
Authorized – 75,000,000 shares
Issued and outstanding – 67,353,690 shares	673,500	673,500
Paid-in capital	12,575,800	12,575,800
Accumulated deficit	(9,681,400)	(9,796,200)
Total stockholders' equity	3,567,900	3,453,100
Total liabilities and stockholders' equity	$4,039,900	$3,873,200

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Three Months ended March 31
	2021	2020
Operating Activities
Net income	$114,800	$52,600
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,100	4,400
Deferred income taxes	—	(47,400)
Other assets	105,100	105,900
Other liabilities	(17,500)	(16,900)
	208,500	98,600

(Increase) decrease in assets
Accounts receivable	113,200	457,600
Inventory	(59,900)	(59,400)
Prepaid and other	34,200	42,900
Increase (decrease) in liabilities
Accounts payable and accrued expenses	62,100	(15,100)
Income taxes	7,300	300
	156,900	426,300
Net cash provided by operating activities	365,400	524,900

Investment Activities
Additions to fixed assets	—	(7,500)
Net cash used in investing activities	—	(7,500)

Increase in cash	365,400	517,400
Cash at beginning of year	1,362,800	688,000
Cash at end of period	$1,728,200	$1,205,400

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Periods December 31, 2020 through March 31, 2021

and December 31, 2019 through March 31, 2020

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2020	67,353,690	$673,500	$12,575,800	$(9,796,200)	$3,453,100

Net income				114,800	114,800
Balance – March 31, 2021	67,353,690	$673,500	$12,575,800	$(9,681,400)	$3,567,900

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2019	61,044,698	$610,400	$12,483,900	$(10,304,600)	$2,789,700

Net income				52,600	52,600
Balance – March 31, 2020	61,044,698	$610,400	$12,483,900	$(10,252,000)	$2,842,300

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 30, 2021, as amended on April 30, 2021 (the “2020 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2020 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2021 may not be necessarily indicative of the operating results expected for the full year.

A novel strain of coronavirus, COVID-19, that was first identified in Wuhan, China in December 2019 has surfaced in many countries around the world including the United States. Many countries continue to experience reoccurrences of COVID-19 to the current date. The World Health Organization has declared COVID-19 to constitute a global pandemic. Certain state and local governments reacted by placing significant restrictions on businesses including a closure in Pennsylvania of non-essential businesses that was announced on March 20, 2020. While many Pennsylvania businesses have been allowed to reopen, often at limited capacity and with certain restrictions, as of the current date, there can be no assurances that future closures will be avoided. A requirement to close our Company for a considerable period of time could result in a negative impact on our Company’s financial condition and results of operations. Additionally, as our Company imports certain raw materials from China, if an extended disruption of the supply of these raw materials were to occur, our ability to produce products for sale to our customers could be negatively impacted. Further, restrictions on our customers and licensees in areas affected by the COVID-19 could adversely affect our results of operations and financial condition. We cannot predict the scope or magnitude of the negative effect that may result from the impact of the COVID-19 pandemic on the Company’s financial condition and results of operations. Our Company’s results of operations were negatively affected in 2020 in part as a result of a significant increase in the cost of raw materials utilized by our Company in the manufacture of certain of its products as a result of price increases related to the impact of the ongoing COVID-19 pandemic on the availability and supply of these raw materials. While prices of these raw materials have declined at the present time, there can be no assurances that raw material prices will remain at current levels or decrease to pre-COVID-19 pandemic levels in future periods. As the COVID-19 pandemic continues to spread, any future financial impact cannot be reasonably estimated at this time.

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

Note 2. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At March 31, 2021, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at March 31, 2021.

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Stock Warrants

At March 31, 2021, our Company had warrants outstanding to purchase 141,365 of our Company’s common stock at $0.02 per share. The warrants were granted in 2014 to two individuals who acquired convertible debentures from the Company in 2014. The warrants are exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable.

The following table summarizes our Company’s warrant position at March 31, 2021 and December 31, 2020:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2020	141,365	$0.02	$0.02

Outstanding warrants -
March 31, 2021	141,365	$0.02	$0.02

Weighted average remaining
contractual life (years)	.27

Exercisable warrants -
March 31, 2021	141,365	$0.02	$0.02

The aggregate intrinsic value of warrants outstanding and exercisable as of March 31, 2021 was approximately $19,800. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.16 for our Company’s common stock on March 31, 2021.

Note 5. Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2020 included interest on debentures held by seven investors.

Note 6. Income Taxes

There is no provision for federal income taxes for the three months ended March 31, 2021 and March 31, 2020 due to the availability of net operating loss carryforwards. Our Company has established a valuation allowance for the entire amount of benefits resulting from our Company’s net operating loss carryforwards because our Company has determined that the realization of the net deferred tax asset is not assured.

The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Three months ended
	March 31,
	2021	2020
Current state taxes	$7,300	$300
Deferred state taxes	—	(47,400)
	$7,300	$(47,100)

During the first quarter of 2020, our Company reversed $47,400 of accrued Pennsylvania income taxes that are not payable.

There was no change in unrecognized tax benefits during the period ended March 31, 2021 and there was no accrual for uncertain tax positions as of March 31, 2021.

Tax years from 2017 through 2020 remain subject to examination by U.S. federal and state jurisdictions.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Earnings per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by our Company with related proceeds. For the three months ended March 31, 2021 and March 31, 2020, the number of incremental common shares resulting from the assumed conversion of warrants was 123,913 and 486,212, respectively.

Note 8. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of our Company’s total revenues were:

	Three Months ended March 31
	2021	2020
Customer A	67%	43%
Customer B	—	21%
Customer C	19%	19%

Our Company’s non-affiliate customers, whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31	December 31
	2021	2020
Customer A	30%	25%
Customer C	65%	65%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2021	2020
North America	$169,700	$183,400
South America	1,500	1,400
Asia	413,500	335,500
Australia	26,700	—
	$611,400	$520,300

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

There are no other material operating leases. Our Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

Total lease expense under operating leases for each of the three month periods ended March 31, 2021 and March 31, 2020 was $13,300.

Maturities of lease liabilities were as follows:

Operating Leases
Year ending December 31
2021	$40,000
2022	54,600
2023	56,200
2024	18,900
Total lease payments	169,700
Less imputed interest	(20,300)
Total	$149,400

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Report on Form 10-Q contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

●	The ongoing impact of the COVID-19 coronavirus pandemic on our business operations, revenues, employees, suppliers and customers
●	Expected operating results, such as revenue growth and earnings
●	Anticipated levels of capital expenditures for fiscal year 2021 and beyond
●	Current or future volatility in market conditions
●	Our belief that we have sufficient liquidity to fund our business operations during the next twelve months
●	Strategy for customer retention, growth, product development, market position, financial results and reserves
●	Strategy for risk management

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	The extent to which the COVID-19 pandemic may impact our future financial and operational performance will be dependent on many factors that we may not be able to predict because they continue to change and evolve depending on both national and local circumstances. These factors include, among others, the following: government restrictions affecting our employees, customers and suppliers, changes in our revenues due to lower customer demand as a result of the pandemic, and a potential inability to obtain raw materials due to lower availability. We continue to monitor the impact of COVID-19 on our business but we cannot accurately predict the extent to which it will adversely affect our future results of operations, financial condition or cash flows.
●	The extent to which we are successful in gaining new long-term relationships with customers or retaining significant existing customers and the level of service failures that could lead customers to use competitors' services.
●	Our ability to improve our current credit rating with our vendors and the impact on our raw materials and other costs and competitive position of doing so.
●	The impact of losing our intellectual property protections or the loss in value of our intellectual property.
●	Changes in customer demand.
●	The adequacy of our cash flow and earnings and other conditions which may affect our ability to timely service our debt obligations.
●	The occurrence of hostilities, political instability or catastrophic events.
●	Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, and throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020..

Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with our condensed financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 30, 2021, as amended on April 30, 2021.

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

The impact of COVID-19 on our Company had little impact on the financial results during the first quarter of 2021 as the shortage of raw materials used in certain of our Company’s products experienced throughout 2020 as a consequence of the COVID-19 pandemic and the resultant price increases have been at least temporarily eased, though still higher than pre-pandemic levels, so our Company’s gross margins on those products returned to similar levels as were experienced before the inception of the COVID-19 pandemic. We cannot accurately predict the availability and pricing of these raw materials in subsequent quarters due to ongoing uncertainties related to COVID-19. The full extent of the impact to the Company due to the impact of the COVID-19 pandemic for our second quarter and beyond cannot be currently determined. The extent to which the COVID-19 pandemic may impact our future financial and operational performance will be dependent on many factors that we may not be able to predict because they continue to change and evolve depending on both national and local circumstances. These factors include, among others, the following: government restrictions affecting our employees, customers and suppliers, changes in our revenues due to lower customer demand as a result of the pandemic, and a potential inability to obtain raw materials due to lower availability. We continue to monitor the impact of COVID-19 on our business but we cannot accurately predict the extent to which it will adversely affect our future results of operations, financial condition or cash flows.

To date, we have not suffered a drop off in customer orders and total earned royalties in the entertainment and toy products market as a result of COVID-19, but we continue to experience a negative impact on revenues in our smaller anti-counterfeiting and anti-diversion products market due to closures of certain printing facilities that utilize these technologies and we anticipate that these closures may continue for a period of time. We continue to retain revenues at historical levels in the entertainment and toy products market through the current date despite the downturns in the overall economy. While the products of our licensees in the larger entertainment and toy products market are sold by both large and smaller retailers, some of whom remain open, and are also available for purchase online, we believe that revenues may not continue to be achieved at levels experienced to the current date due to the negative economic conditions that are expected to continue over the balance of the year as a result of COVID-19. A slowdown in overall consumer spending may affect the sales of products marketed by our licensees. Our major licensees in the entertainment and toy products market are large, well-known businesses in this market with whom we believe our long-term relationship will not be adversely affected by the current COVID-19 pandemic.

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

Both the absolute amount of our Company’s revenues and the mix among the various sources of revenue are subject to substantial fluctuation. We have a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on our Company’s total revenue, revenue mix and overall financial performance. Such changes may result from a substantial customer’s product development delays, engineering changes, changes in product marketing strategies, production requirements and the like. In addition, certain customers have, from time to time, sought to renegotiate certain provisions of their license agreements and, when our Company agrees to revise such terms, revenues from the customer may be adversely affected.

Revenues for the first quarter of 2021 were $611,400 compared to $520,300 in the first quarter of 2020, an increase of $91,100, or approximately 18%. Licenses, royalties and fees increased by $20,900, or approximately 13%, in the first quarter of 2021 to $185,500 from $164,600 in the first quarter of 2020. The increase in licenses, royalties and fees in the first quarter of 2021 compared to the first quarter of 2020 is due primarily to higher royalties from our Company’s licensees in entertainment and toy products market offset in part by lower revenues from our Company’s licensees in the security markets which continues to be negatively affected by the COVID-19 pandemic. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic that is continuing to negatively impact all worldwide economies.

Product and other sales increased by $70,200, or approximately 20%, to $425,900 in the first quarter of 2021 from $355,700 in the first quarter of 2020. Sales of ink increased in the first quarter of 2021 compared to the first quarter of 2020 due primarily to higher ink shipments to the third party authorized printer used by two of our Company’s major licensees in the entertainment and toy products market offset in part by lower ink shipments to our Company’s licensees in the retail receipt and document fraud market. In the first quarter of 2021, our Company derived revenues of approximately $561,600 from our Company’s licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $453,500 in the first quarter of 2020.

Our Company’s gross profit increased to $391,100, or approximately 64% of gross revenues, in the first quarter of 2021 from $269,000, or approximately 52% of gross revenues, in the first quarter of 2020. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as our Company’s overall gross profit. The gross profit from licenses, royalties and fees increased to approximately 75% in the first quarter of 2021 from approximately 70% in the first quarter of 2020.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. Primarily due to higher sales of inks and other products and a favorable product mix in the first quarter of 2021 compared to the first quarter of 2020, there was a higher gross profit from product and other sales of approximately 59% of revenues in the first quarter of 2021 compared to a gross profit of approximately 43% of revenues in the first quarter of 2020.

Research and development expenses increased in the first quarter of 2021 to $44,500 compared to $41,100 in the first quarter of 2020 due primarily to higher employee related expenses in the first quarter of 2021 compared to the first quarter of 2020.

Sales and marketing expenses decreased nominally to $83,200 in the first quarter of 2021 from $84,000 in the first quarter of 2020.

General and administrative expenses increased in the first quarter of 2021 to $145,500 compared to $139,700 in the first quarter of 2020 due primarily to higher professional fees in the first quarter of 2021 compared to the first quarter of 2020.

Other income (expenses) in the first quarter of 2020 included interest on convertible debentures held by seven investors.

Income taxes in the first quarter of 2021 and 2020 result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania. In the first quarter of 2020, our Company reversed $47,400 of accrued Pennsylvania income taxes that are not payable.

The higher net income of $114,800 in the first quarter of 2021 compared to $52,600 in the first quarter of 2020 resulted primarily from a higher gross profit on a higher level of licenses, royalties and fees and higher product sales, lower cost of revenues and higher operating expenses in the first quarter of 2021 compared to the first quarter of 2020. There was no reversal of income taxes in the first quarter of 2021 as there was in the first quarter of 2020.

Plan of Operation, Liquidity and Capital Resources

During the first quarter of 2021, our Company’s cash increased to $1,728,200 at March 31, 2021 from $1,362,800 at December 31, 2020. During the first quarter of 2021, our Company generated $365,400 from its operating activities.

During the first quarter of 2021, our Company’s revenues increased approximately 18% primarily as a result of higher royalty revenues from our Company’s licensees in the entertainment and toy products market and higher sales of ink to the authorized printers of our Company’s licensees in the entertainment and toy products market. Our total overhead expenses increased in the first quarter of 2021 to $273,200 compared to $264,800 in the first quarter of 2020 and our Company’s income tax expense increased in the first quarter of 2021 compared to the first quarter of 2020. As a result of these factors, our Company generated net income of $114,800 in the first quarter of 2021 compared to $52,600 in first quarter of 2020. Our Company had positive operating cash flow of $365,400 during the first quarter of 2021. At March 31, 2021, our Company had working capital of $3,008,900 and stockholders’ equity of $3,567,900. For the full year of 2020, our Company had net income of $508,400 and had positive operating cash flow of $702,400. At December 31, 2020, our Company had working capital of $2,801,100 and stockholders’ equity of $3,453,100.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment throughout the balance of 2021 and beyond due to the COVID-19 virus and its effect on the global economy. As a result, our revenues, results of operations and liquidity may be negatively impacted.

Contractual Obligations

As of March 31, 2021, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2021, as amended on April 30, 2021, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of March 31, 2021, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2021, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOCOPI TECHNOLOGIES, INC.

DATE: May 14, 2021	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: May 14, 2021	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and the Principal Financial Officer of the Company.	Filed herewith
101	XBRL

