Form 10-Q
period 2021-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2021-08-11
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,495,055 shares of common stock, par value $0.01, as of August 9, 2021.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Comprehensive Income*

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020

Revenues
Licenses, royalties and fees	$144,900	$107,100	$330,400	$271,700
Product and other sales	369,000	520,200	794,900	875,900
Total revenues	513,900	627,300	1,125,300	1,147,600

Cost of revenues
Licenses, royalties and fees	49,500	58,600	96,600	108,300
Product and other sales	184,300	247,200	357,500	448,800
Total cost of revenues	233,800	305,800	454,100	557,100
Gross profit	280,100	321,500	671,200	590,500

Operating expenses
Research and development	45,800	41,900	90,300	83,000
Sales and marketing	74,200	86,000	157,400	170,000
General and administrative	117,700	120,000	263,200	259,700
Total operating expenses	237,700	247,900	510,900	512,700
Net income from operations	42,400	73,600	160,300	77,800

Other income (expenses)
Interest income	5,300	4,300	10,100	8,100
Interest expense and bank charges	(600)	(2,100)	(1,200)	(4,600)
Total other income (expenses)	4,700	2,200	8,900	3,500
Net income before income taxes	47,100	75,800	169,200	81,300
Income taxes	4,600	5,000	11,900	(42,100)
Net income	$42,500	$70,800	$157,300	$123,400

Basic and diluted net income per common share	$.00	$.00	$.00	$.00

Weighted average common shares outstanding
Basic	67,400,812	61,044,698	67,377,251	61,044,698
Diluted	67,400,812	61,605,985	67,377,251	61,577,129

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
Assets
Current assets
Cash	$1,908,400	$1,362,800
Accounts receivable less $12,000 allowance for doubtful accounts	969,100	1,280,800
Inventory	486,500	324,800
Prepaid and other	29,400	97,800
Total current assets	3,393,400	3,066,200

Fixed assets
Leasehold improvements	58,400	27,800
Furniture, fixtures and equipment	164,100	163,700
Fixed assets, gross	222,500	191,500
Less: accumulated depreciation and amortization	116,400	104,300
Total fixed assets	106,100	87,200
Other assets
Long-term receivable	371,500	559,500
Operating lease right of use – building	138,400	160,300
Other assets	509,900	719,800
Total assets	$4,009,400	$3,873,200

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$67,000	$5,700
Accrued expenses	154,600	178,600
Income taxes	10,200	36,300
Operating lease liability – current	46,000	44,500
Total current liabilities	277,800	265,100

Other liabilities
Accrued expenses – non-current	26,000	39,200
Operating lease liability – non-current	92,400	115,800
Total other liabilities	118,400	155,000
Stockholders' equity
Common stock, $0.01 par value Authorized – 75,000,000 shares Issued and outstanding 2021 – 67,495,055; 2020 – 67,353,690 shares	675,000	673,500
Paid-in capital	12,577,100	12,575,800
Accumulated deficit	(9,638,900)	(9,796,200)
Total stockholders' equity	3,613,200	3,453,100
Total liabilities and stockholders' equity	$4,009,400	$3,873,200

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Six Months ended June 30,
	2021	2020
Operating Activities
Net income	$157,300	$123,400
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,700	9,100
Deferred income taxes	–	(47,400)
Other assets	209,900	211,500
Other liabilities	(35,100)	(33,900)
Net income adjusted for non-cash operating activities	344,800	262,700

(Increase) decrease in assets
Accounts receivable	311,700	210,800
Inventory	(161,700)	(149,600)
Prepaid and other	68,400	39,900
Increase (decrease) in liabilities
Accounts payable and accrued expenses	37,300	26,700
Taxes on income	(26,100)	5,200
Total increase in operating capital	229,600	133,000
Net cash provided by operating activities	574,400	395,700

Investing Activities
Additions to fixed assets	(31,600)	(31,000)
Net cash used in investing activities	(31,600)	(31,000)

Financing Activities
Exercise of warrants	2,800	–
Net cash provided by financing activities	2,800	–

Increase in cash	545,600	364,700
Cash at beginning of year	1,362,800	688,000
Cash at end of period	$1,908,400	$1,052,700

Supplemental Disclosure of Non Cash Investing Activities
Disposal of furniture, fixtures and equipment
Accumulated depreciation and amortization	$600	$500
Furniture, fixtures and equipment	$(600)	$(500)

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Periods December 31, 2020 through June 30, 2021 and December 31, 2019 through June 30, 2020

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2020	67,353,690	$673,500	$12,575,800	$(9,796,200)	$3,453,100

Net income	–	–	–	114,800	114,800
Balance – March 31, 2021	67,353,690	673,500	12,575,800	(9,681,400)	3,567,900

Exercise of warrants	141,365	1,500	1,300		2,800

Net income	–	–	–	42,500	42,500
Balance – June 30, 2021	67,495,055	$675,000	$12,577,100	$(9,638,900)	$3,613,200

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2019	61,044,698	$610,400	$12,483,900	$(10,304,600)	$2,789,700

Net income	–	–	–	52,600	52,600
Balance March 31, 2020	61,044,698	610,400	12,483,900	(10,252,000)	2,842,300

Net income	–	–	–	70,800	70,800
Balance June 30, 2020	61,044,698	$610,400	$12,483,900	$(10,181,200)	$2,913,100

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 30, 2021, as amended on April 30, 2021 (the “2020 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2020 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2021 may not be necessarily indicative of the operating results expected for the full year.

A novel strain of coronavirus, COVID-19, that was first identified in Wuhan, China in December 2019 has surfaced in many countries around the world including the United States. Many countries continue to experience reoccurrences of COVID-19 to the current date. The World Health Organization has declared COVID-19 to constitute a global pandemic. Certain state and local governments reacted by placing significant restrictions on businesses including a closure in Pennsylvania of non-essential businesses that was announced on March 20, 2020. While many Pennsylvania businesses have been allowed to reopen, often at limited capacity and with certain restrictions, as of the current date, there can be no assurances that future closures will be avoided. A requirement to close our Company for a considerable period of time could result in a negative impact on our Company’s financial condition and results of operations. Additionally, as our Company imports certain raw materials from China, if an extended disruption of the supply of these raw materials were to occur, such as the vessel delays resulting from the congestion experienced in certain Chinese ports due to a COVID-19 outbreak in the second quarter of 2021, our ability to produce products for sale to our customers could be negatively impacted. Further, restrictions on our customers and licensees in areas affected by the COVID-19 could adversely affect our results of operations and financial condition. We cannot predict the scope or magnitude of the negative effect that may result from the impact of the COVID-19 pandemic on the Company’s financial condition and results of operations. Our Company’s results of operations were negatively affected in 2020 in part as a result of a significant increase in the cost of raw materials utilized by our Company in the manufacture of certain of its products as a result of price increases related to the impact of the ongoing COVID-19 pandemic on the availability and supply of these raw materials. While prices of these raw materials have declined at the present time, there can be no assurances that raw material prices will remain at current levels or decrease to pre-COVID-19 pandemic levels in future periods. As the COVID-19 pandemic continues to spread both in its original form and in the recently identified variants of COVID-19 along with the potential re-imposition of COVID-19 restrictions currently being considered by federal, state and local governments and presently implemented in certain states, any future financial impact cannot be reasonably estimated at this time.

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

Note 2. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At June 30, 2021, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at June 30, 2021.

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Stock Warrants

During the second quarter of 2021, holders of the remaining 141,365 warrants that had been outstanding exercised their options to purchase a total of 141,365 shares of our Company’s common stock at $0.02 per share. The warrants were granted in 2014 to two individuals who acquired convertible debentures from the Company in 2014. The warrants were exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable. At June 30, 2021, our Company had no warrants outstanding.

The following table summarizes our Company’s warrant position at June 30, 2021 and December 31, 2020:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2020	141,365	$0.02	$0.02

Outstanding warrants -
June 30, 2021	0

Note 5. Other Income (Expenses)

Other income (expenses) for the three months and six months ended June 30, 2020 included interest on convertible debentures held by seven investors.

Note 6. Income Taxes

There is no provision for federal income taxes for the three and six months ended June 30, 2021 and 2020 due to the availability of net operating loss carryforwards. Our Company has established a valuation allowance for the entire amount of benefits resulting from our Company’s net operating loss carryforwards because our Company has determined that the realization of the net deferred tax asset is not assured.

The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Current state taxes	$4,600	$5,000	$11,900	$5,300
Deferred state taxes	–	–	–	(47,400)
Income tax expense (benefit)	$4,600	$5,000	$11,900	$(42,100)

During the first quarter of 2020, our Company reversed $47,400 of accrued Pennsylvania income taxes that are not payable.

There was no change in unrecognized tax benefits during the period ended June 30, 2021 and there was no accrual for uncertain tax positions as of June 30, 2021. Tax years from 2017 through 2020 remain subject to examination by U.S. federal and state jurisdictions.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Earnings per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by our Company with related proceeds. As all of the previously outstanding warrants were exercised during the three months ended June 30, 2021, basic and diluted earnings per share for the three and six months ended June 30, 2021 are equal in each period since there are no incremental common shares in either period. For the three and six months ended June 30, 2020, the number of incremental common shares resulting from the assumed conversion of warrants was 561,287 and 532,431, respectively.

Note 8. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Customer A	38%	72%	54%	59%
Customer B	32%	8%	14%	14%
Customer C	17%	8%	18%	13%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30,	December 31,
	2021	2020
Customer A	15%	25%
Customer B	12%	–
Customer C	70%	65%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
North America	$141,200	$107,000	$310,900	$290,400
South America	2,600	–	4,100	1,400
Asia	362,100	505,100	775,600	840,600
Australia	8,000	15,200	34,700	15,200
	$513,900	$627,300	$1,125,300	$1,147,600

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

Total lease expense under operating leases for the three and six months ended June 30, 2021 was $13,400 and $26,700, respectively. Total lease expense under operating leases for the three and six months ended June 30, 2020 was $13,400 and $26,700, respectively.

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31
2021	$26,800
2022	54,600
2023	56,200
2024	18,900
Total lease payments	156,500
Less imputed interest	(18,100)
Total	$138,400

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The extent to which the COVID-19 pandemic may impact our future financial and operational performance will be dependent on many factors that we may not be able to predict because they continue to change and evolve depending on both national and local circumstances. These factors include, among others, the following: government restrictions affecting our employees, customers and suppliers, changes in our revenues due to lower customer demand as a result of the pandemic and a potential inability to obtain raw materials due to lower availability. We continue to monitor the impact of COVID-19 and the recently identified variants of COVID-19 on our business but we cannot accurately predict the extent to which it will adversely affect our future results of operations, financial condition or cash flows.
•	The extent to which we are successful in gaining new long-term relationships with customers or retaining significant existing customers and the level of service failures that could lead customers to use competitors' services.
•	Our ability to improve our current credit rating with our vendors and the impact on our raw materials and other costs and competitive position of doing so.
•	The impact of losing our intellectual property protections or the loss in value of our intellectual property.
•	Changes in customer demand.
•	The adequacy of our cash flow and earnings and other conditions which may affect our ability to timely service our debt obligations.
•	Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, and throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The impact of COVID-19 on our Company had little impact on the financial results during the second quarter and first six months of 2021 as the shortage of raw materials used in certain of our Company’s products experienced throughout 2020 as a consequence of the COVID-19 pandemic and the resultant price increases have been at least temporarily eased, though still higher than pre-pandemic levels, so our Company’s gross margins on those products returned to similar levels as were experienced before the inception of the COVID-19 pandemic. We cannot accurately predict the availability and pricing of these raw materials in subsequent quarters due to ongoing uncertainties related to COVID-19 particularly in light of the recently identified variants of the COVID-19 virus and the potential re-imposition of restrictions currently being considered by federal, state and local governments and in certain states presently implemented. The full extent of the impact to the Company due to the impact of the COVID-19 pandemic for our third quarter and beyond cannot be currently determined. The extent to which the COVID-19 pandemic may impact our future financial and operational performance will be dependent on many factors that we may not be able to predict because they continue to change and evolve depending on both national and local circumstances. These factors include, among others, the following: government restrictions affecting our employees, customers and suppliers, changes in our revenues due to lower customer demand as a result of the pandemic and a potential inability to obtain raw materials due to lower availability. We continue to monitor the impact of COVID-19 along with the recently identified variants of COVID-19 on our business but we cannot accurately predict the extent to which it will adversely affect our future results of operations, financial condition or cash flows.

To date, we have not suffered a drop off in total customer orders and earned royalties in the entertainment and toy products market as a result of COVID-19, but we continue to experience a negative impact on revenues in our smaller anti-counterfeiting and anti-diversion products market due to closures of certain printing facilities that utilize these technologies and we anticipate that these closures may continue for a period of time. We continue to retain revenues at historical levels in the entertainment and toy products market through the current date despite the downturns in the overall economy. While the products of our licensees in the larger entertainment and toy products market are sold by both large and smaller retailers, some of whom remain open, and are also available for purchase online, we believe that revenues may not continue to be achieved at levels experienced to the current date due to the negative economic conditions that are expected to continue over the balance of the year and beyond as a result of COVID-19 and the recently identified variants of COVID-19. A slowdown in overall consumer spending may affect the sales of products marketed by our licensees. Our major licensees in the entertainment and toy products market are large, well-known businesses in this market with whom we believe our long-term relationship will not be adversely affected by the current COVID-19 pandemic.

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

Revenues for the second quarter of 2021 were $513,900 compared to $627,300 in the second quarter of 2020, a decrease of $113,400, or approximately 18%. Licenses, royalties and fees increased by $37,800, or approximately 35%, to $144,900 in the second quarter of 2021 from $107,100 in the second quarter of 2020. The increase in licenses, royalties and fees in the second quarter of 2021 compared to the second quarter of 2020 is due primarily to higher royalties from our Company’s licensees in entertainment and toy products market offset in part by lower revenues from our Company’s licensees in the security markets which continue to be negatively affected by the COVID-19 pandemic and the variants of COVID-19 that have recently been identified. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the ongoing COVID-19 pandemic that is continuing to negatively impact all worldwide economies.

Product and other sales decreased by $151,200, or approximately 29%, to $369,000 in the second quarter of 2021 from $520,200 in the second quarter of 2020. Sales of ink decreased in the second quarter of 2021 compared to the second quarter of 2020 due primarily to lower ink shipments to the third party authorized printer used by one of our Company’s major licensees in the entertainment and toy products market. In the second quarter of 2021, our Company derived revenues of approximately $461,100 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $575,200 in the second quarter of 2020.

For the first six months of 2021, revenues were $1,125,300, representing a decrease of $22,300, or approximately 2%, from revenues of $1,147,600 in the first six months of 2020. Licenses, royalties and fees increased by $58,700, or approximately 22%, to $330,400 in the first six months of 2021 from $271,700 in the first six months of 2020. The increase in licenses, royalties and fees is due primarily to higher royalties from our Company’s licensees in entertainment and toy products market offset in part by lower revenues from our Company’s licensees in the security markets which continues to be negatively affected by the COVID-19 pandemic and the variants of COVID-19 that have recently been identified. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic that is continuing to negatively impact all worldwide economies along with recently identified variants of the COVID-19 virus.

Product and other sales decreased by $81,000, or approximately 9%, to $794,900 in the first six months of 2021 from $875,900 in the first six months of 2020. Sales of ink decreased in the first six months of 2021 compared to the first six of 2020 due primarily to lower ink shipments to the third party authorized printer used by one of our Company’s major licensees in the entertainment and toy products market and lower ink shipments to our Company’s licensees in the retail receipt and document fraud market. Our Company derived revenues of approximately $1,022,700 from licensees and their authorized printers in the entertainment and toy products market in the first six months of 2021 compared to revenues of approximately $1,028,700 in the first six months of 2020.

Our Company’s gross profit decreased to $280,100 in the second quarter of 2021, or approximately 55% of revenues, from $321,500 in the second quarter of 2020, or approximately 51% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in the second quarter of 2021 compared to the second quarter of 2020 results primarily from lower revenues from product and other sales offset in part by higher revenues from licenses, royalties and fees in the second quarter of 2021 compared to the second quarter of 2020.

For the first six months of 2021, gross profit was $671,200, or approximately 60% of revenues, compared to $590,500, or approximately 51% of revenues, in the first six months of 2020. The higher gross profit in the first six months of 2021 compared to the first six months of 2020 results primarily from higher licenses, royalties and fees in the first six months of 2021 offset in part by lower revenues from product and other sales in the first six months of 2021 compared to the first six months of 2020.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees increased to approximately 66% in the second quarter of 2021 compared to approximately 45% in the second quarter of 2020 and to approximately 71% of revenues from licenses, royalties and fees in the first six months of 2021 from approximately 60% in the first six months of 2020.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 50% of revenues in the second quarter of 2021 compared to approximately 52% of revenues in the second quarter of 2020. For the first six months of 2021, the gross profit, expressed as a percentage of revenues, increased to approximately 55% of revenues from product and other sales compared to approximately 49% of revenues from product and other sales in the first six months of 2020. The decrease in gross profit in the second quarter of 2021 compared to the second quarter of 2020 is due primarily to lower ink shipments to the third party authorized printer used by one of our Company’s major licensees in the entertainment and toy products market as well as lower ink shipments to our Company’s licensees in the retail receipt and document fraud market. The increase in gross profit in the first six months of 2021 compared to the first six months of 2020 is due primarily to a) a decline in the cost of certain raw materials utilized by the Company in the manufacture of certain of its products as prices of these raw materials that had increased in the first six months of 2020 due to the impact of the ongoing COVID-19 pandemic on the availability and supply of these raw materials have been at least temporally eased in the first six months of 2021 compared to the first six months of 2020; b) a favorable mix of products sold whereby the purchases of the Company’s products by the licensed printers of its licensees in the entertainment and toy products market in the first six months of 2021 compared to the second quarter and first six months of 2020 were of higher margin products manufactured by the Company.

Research and development expenses of $45,800 and $90,300 in the second quarter and first six months of 2021, respectively, were comparable to $41,900 and $83,000 in the second quarter and first six months of 2020, respectively.

Sales and marketing expenses decreased to $74,200 in the second quarter of 2021 from $86,000 in the second quarter of 2020 and to $157,400 in the first six months of 2021 from $170,000 in the first six months of 2020. The decrease is due primarily to lower commission expense on the lower level of revenues in the second quarter of 2021 compared to the second quarter of 2020 and to lower business development expenses first six months of 2021 compared to the first six months of 2020.

General and administrative expenses decreased nominally in the second quarter of 2021 to $117,700 from $120,000 in the second quarter of 2020. In the first six months of 2021, general and administrative expenses increased nominally to $263,200 from $259,700 in the first six months of 2020.

Other income (expenses) in the second quarter and first six months of 2020 included interest on convertible debentures held by seven investors.

Income taxes in the second quarter and first six months of 2021 and 2020 result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania. In the first quarter of 2020, our Company reversed $47,400 of accrued Pennsylvania income taxes that are not payable.

The lower net income of $42,500 in the second quarter of 2021 compared to net income $70,800 in the second quarter of 2020 resulted primarily from a lower gross profit on a lower level of product and other sales offset in part by lower operating expenses in the second quarter of 2021 compared to the second quarter of 2020. The higher net income of $157,300 in the first six months of 2021 compared to net income of $123,400 in the first six months of 2020 resulted primarily from a higher gross profit on a higher level of licenses, royalties and fees and lower cost of revenues in the first six months of 2021 compared to the first six months of 2020 offset in part by higher income taxes in the first six months of 2021.

Plan of Operation, Liquidity and Capital Resources

During the first six months of 2021, our Company’s cash increased to $1,908,400 at June 30, 2021 from $1,362,800 at December 31, 2020. During the first six months of 2021, our Company generated $574,400 from its operating activities, received $2,800 upon the exercise of warrants and used $31,600 for capital expenditures.

During the first six months of 2021, our Company’s revenues decreased approximately 2% primarily as a result of lower sales of ink to one of the authorized printers of our Company’s licensees in the entertainment and toy products market offset in part by higher royalty revenues from a licensee in the entertainment and toy products market.

Additionally, our total overhead expenses decreased in the first six months of 2021 compared to the first six months of 2020 and our Company’s net interest income increased in the first six months of 2021 compared to the first six months of 2020. As a result of these factors, our Company generated net income of $157,300 in the first six months of 2021 compared to $123,400 in the first six months of 2020. Our Company had positive operating cash flow of $574,400 during the first six months of 2021. At June 30, 2021, our Company had positive working capital of $3,115,600 and stockholders’ equity of $3,613,200. For the full year of 2020, our Company had net income of $508,400 and had positive operating cash flow of $702,400. At December 31, 2020, our Company had working capital of $2,801,100 and stockholders’ equity of $3,453,100.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment throughout the balance of 2021 and beyond due to the COVID-19 virus and its effect on the global economy particularly in light of the COVID-19 variants that have recently been identified. As a result, our revenues, results of operations and liquidity may be negatively impacted.

Contractual Obligations

As of June 30, 2021, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2021, as amended on April 30, 2021, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of June 30, 2021, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2021, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security
June 2021	Common Stock – 141,365 shares of common stock at $0.02 per share pursuant to warrant exercises for total proceeds of approximately $2,800.

These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering. No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.

Item 6.  Exhibits

(a) Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2008
3.2	Amended and Restated Bylaws	Incorporated by reference to the Company’s Form 8-K filed on March 12, 2019
10.1	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.2	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, our Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: August 11, 2021	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: August 11, 2021	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2008
3.2	Amended and Restated Bylaws	Incorporated by reference to the Company’s Form 8-K filed on March 12, 2019
10.1	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.2	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

