Form 10-Q
period 2021-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2021-11-12
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,495,055 shares of common stock, par value $0.01, as of November 9, 2021.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Comprehensive Income*

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020

Revenues
Licenses, royalties and fees	$222,500	$153,300	$552,900	$425,000
Product and other sales	90,000	601,500	884,900	1,477,400
Total revenues	312,500	754,800	1,437,800	1,902,400

Cost of revenues
Licenses, royalties and fees	28,300	61,900	124,900	170,200
Product and other sales	75,000	267,400	432,500	716,200
Total cost of revenues	103,300	329,300	557,400	886,400
Gross profit	209,200	425,500	880,400	1,016,000

Operating expenses
Research and development	44,000	40,700	134,300	123,700
Sales and marketing	56,600	90,900	214,000	260,900
General and administrative	122,300	123,800	385,500	383,500
Total operating expenses	222,900	255,400	733,800	768,100
Net income (loss) from operations	(13,700)	170,100	146,600	247,900

Other income (expenses)
Interest income	5,100	4,200	15,200	12,300
Interest expense and bank charges	(500)	(1,300)	(1,700)	(5,900)
Total other income (expenses)	4,600	2,900	13,500	6,400
Net income (loss) before income taxes	(9,100)	173,000	160,100	254,300
Income taxes	(10,200)	9,900	1,700	(32,200)
Net income	$1,100	$163,100	$158,400	$286,500

Basic and diluted net income per common share	$.00	$.00	$.00	$.00

Weighted average common shares outstanding
Basic	67,495,055	66,768,023	67,416,519	62,952,473
Diluted	67,495,055	66,893,250	67,416,519	63,069,652

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets
Cash	$2,136,600	$1,362,800
Accounts receivable less $12,000 allowance for doubtful accounts	668,400	1,280,800
Inventory	480,400	324,800
Prepaid and other	130,700	97,800
Total current assets	3,416,100	3,066,200

Fixed assets
Leasehold improvements	58,400	27,800
Furniture, fixtures and equipment	164,100	163,700
Fixed assets, gross	222,500	191,500
Less: accumulated depreciation and amortization	125,300	104,300
Total fixed assets	97,200	87,200
Other assets
Long-term receivables	278,100	559,500
Operating lease right of use - building	127,200	160,300
Other assets	405,300	719,800
Total assets	$3,918,600	$3,873,200

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$14,200	$5,700
Accrued expenses	143,400	178,600
Income taxes	—	36,300
Operating lease liability, current	46,700	44,500
Total current liabilities	204,300	265,100

Other liabilities
Accrued expenses, non-current	19,500	39,200
Operating lease liability, non-current	80,500	115,800
Total other liabilities	100,000	155,000

Stockholders' equity
Common stock, $0.01 par value Authorized – 75,000,000 shares Issued and outstanding 2021 – 67,495,055; 2020 – 67,353,690 shares	675,000	673,500
Paid-in capital	12,577,100	12,575,800
Accumulated deficit	(9,637,800)	(9,796,200)
Total stockholders' equity	3,614,300	3,453,100
Total liabilities and stockholders' equity	$3,918,600	$3,873,200

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Nine Months ended September 30,
	2021	2020
Operating Activities
Net income	$158,400	$286,500
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,600	15,300
Deferred income taxes	—	(47,400)
Other assets	314,500	316,900
Other liabilities	(52,800)	(51,000)
Net income adjusted for non-cash operating activities	441,700	520,300
(Increase) decrease in assets
Accounts receivable	612,400	329,300
Inventory	(155,600)	(158,700)
Prepaid and other	(32,900)	113,800
Decrease in liabilities
Accounts payable and accrued expenses	(26,700)	(6,000)
Income taxes	(36,300)	(30,200)
Total increase in operating capital	360,900	248,200
Net cash provided by operating activities	802,600	768,500

Investing Activities
Additions to fixed assets	(31,600)	(38,600)
Net cash used in investing activities	(31,600)	(38,600)

Financing Activities
Exercise of warrants	2,800	11,000
Net cash provided by financing activities	2,800	11,000

Increase in cash	773,800	740,900
Cash at beginning of year	1,362,800	688,000
Cash at end of period	$2,136,600	$1,428,900

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accumulated depreciation and amortization	$600	$123,800
Furniture, fixtures and equipment	$(600)	$(123,800)
Convertible debentures	$—	$97,900
Accrued expenses	$—	$46,100
Common stock	$—	$(57,600)
Paid-in capital	$—	$(86,400)

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Periods December 31, 2020 through September 30, 2021 and December 31, 2019 through September 30, 2020

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2020	67,353,690	$673,500	$12,575,800	$(9,796,200)	$3,453,100

Net income		—	—	114,800	114,800
Balance – March 31, 2021	67,353,690	673,500	12,575,800	(9,681,400)	3,567,900

Exercise of warrants	141,365	1,500	1,300		2,800

Net income		—	—	42,500	42,500
Balance June 30, 2021	67,495,055	$675,000	$12,577,100	$(9,638,900)	$3,613,200

Net income		—	—	1,100	1,100
Balance September 30, 2021	67,495,055	$675,000	$12,577,100	$(9,637,800)	$3,614,300

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2019	61,044,698	$610,400	$12,483,900	$(10,304,600)	$2,789,700

Net income		—	—	52,600	52,600
Balance – March 31, 2020	61,044,698	610,400	12,483,900	(10,252,000)	2,842,300

Net income		—	—	70,800	70,800
Balance June 30, 2020	61,044,698	610,400	12,483,900	(10,181,200)	2,913,100

Conversion of debentures and interest	5,758,992	57,600	86,400		144,000

Exercise of warrants	550,000	5,500	5,500		11,000

Net income				163,100	163,100
Balance September 30, 2020	67,353,690	$673,500	$12,575,800	$(10,018,100)	$3,231,200

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 30, 2021, as amended on April 30, 2021 (the “2020 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2020 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended September 30, 2021 may not be necessarily indicative of the operating results expected for the full year.

A novel strain of coronavirus, COVID-19, that was first identified in Wuhan, China in December 2019 has surfaced in many countries around the world including the United States. Many countries continue to experience reoccurrences of COVID-19 to the current date. The World Health Organization has declared COVID-19 to constitute a global pandemic. Certain state and local governments reacted by placing significant restrictions on businesses including a closure in Pennsylvania of non-essential businesses that was announced on March 20, 2020. While many Pennsylvania businesses have been allowed to reopen, often at limited capacity and with certain restrictions, as of the current date, there can be no assurances that future closures will be avoided. A requirement to close our Company for a considerable period of time could result in a negative impact on our Company’s financial condition and results of operations. Additionally, as our Company imports certain raw materials from China, if an extended disruption of the supply of these raw materials were to occur, such as the vessel delays resulting from the congestion experienced in certain Chinese ports due to a COVID-19 outbreak in the second quarter and continuing into the fourth quarter of 2021, our ability to produce products for sale to our customers could be negatively impacted. Additionally, certain of the Company’s licensees in the entertainment and toy products market who utilize printers in China to produce their products have been affected by the COVID-19 related cargo surge during the third quarter of 2021 at major Chinese and United States ports as well as the world-wide container shortage resulting in significantly higher shipping costs, and have responded by deferring or scaling back production of their orders and, in some cases, rescheduling the shipping of completed orders. Such deferrals may affect the number and value of orders placed by the Company’s licensed printers in the entertainment and toy products market. Further, restrictions on our customers and licensees in areas affected by the COVID-19 could adversely affect our results of operations and financial condition. We cannot predict the scope or magnitude of the negative effect that may result from the impact of the COVID-19 pandemic on the Company’s financial condition and results of operations. Our Company’s results of operations were negatively affected in 2020 in part as a result of a significant increase in the cost of raw materials utilized by our Company in the manufacture of certain of its products as a result of price increases related to the impact of the ongoing COVID-19 pandemic on the availability and supply of these raw materials. While prices of these raw materials have declined at the present time, there can be no assurances that raw material prices will remain at current levels or decrease to pre-COVID-19 pandemic levels in future periods. As the COVID-19 pandemic continues to spread both in its original form and in the recently identified variants of COVID-19 along with the potential re-imposition of COVID-19 restrictions currently being considered by federal, state and local governments and presently implemented in certain states, any future financial impact cannot be reasonably estimated at this time.

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

Note 2. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At September 30, 2021, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at September 30, 2021.

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Stock Warrants

During the second quarter of 2021, holders of the remaining 141,365 warrants that had been outstanding exercised their options to purchase a total of 141,365 shares of our Company’s common stock at $0.02 per share. The warrants were granted in 2014 to two individuals who acquired convertible debentures from the Company in 2014. The warrants were exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable. At September 30, 2021, our Company had no warrants outstanding.

The following table summarizes our Company’s warrant position at September 30, 2021 and December 31, 2020:

			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding warrants -
December 31, 2020	141,365	$0.02	$0.02

Outstanding warrants -
September 30, 2021	0

Note 5. Other Income (Expenses)

Other income (expenses) for the three and nine months ended September 30, 2020 included interest on convertible debentures held by seven investors.

Note 6. Income Taxes

There is no provision for federal income taxes for the three and nine months ended September 30, 2021 and 2020 due to the availability of net operating loss carryforwards. Our Company has established a valuation allowance for the entire amount of benefits resulting from our Company’s net operating loss carryforwards because our Company has determined that the realization of the net deferred tax asset is not assured.

The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Current state taxes	$(10,200)	$9,900	$1,700	$15,200
Deferred state taxes	—	—	—	(47,400)
Income tax expense (benefit)	$(10,200)	$9,900	$1,700	$(32,200)

During the first quarter of 2020, our Company reversed $47,400 of accrued Pennsylvania income taxes that are not payable.

There was no change in unrecognized tax benefits during the period ended September 30, 2021 and there was no accrual for uncertain tax positions as of September 30, 2021.

Tax years from 2018 through 2020 remain subject to examination by U.S. federal and state jurisdictions.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Earnings per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by our Company with related proceeds. As all of the previously outstanding warrants were exercised during the three months ended June 30, 2021, basic and diluted earnings per share for the three and nine months ended September 30, 2021 are equal in each period since there are no incremental common shares in either period. For the three and nine months ended September 30, 2020, the number of incremental common shares resulting from the assumed conversion of warrants was 125,227 and 117,179, respectively.

Note 8. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended September 30		Nine Months ended September 30
	2021	2020	2021	2020
Customer A	24%	74%	47%	65%
Customer B	—	3%	11%	10%
Customer C	43%	10%	24%	12%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30	December 31
	2021	2020
Customer A	8%	25%
Customer C	83%	65%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended September 30		Nine Months ended September 30
	2021	2020	2021	2020
North America	$204,200	$155,700	$515,100	$446,100
South America	—	700	4,100	2,100
Asia	77,500	583,400	853,100	1,424,000
Australia	30,800	15,000	65,500	30,200
	$312,500	$754,800	$1,437,800	$1,902,400

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

Total lease expense under operating leases for the three and nine months ended September 30, 2021 was $13,300 and $40,000, respectively. Total lease expense under operating leases for the three and nine months ended September 30, 2020 was $13,300 and $40,000, respectively.

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31
2021	$13,400
2022	54,600
2023	56,200
2024	18,900
Total lease payments	143,100
Less imputed interest	(15,900)
Total	$127,200

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

The impact of COVID-19 on our Company had little effect on the financial results during the first six months of 2021 as the shortage of raw materials used in certain of our Company’s products experienced throughout 2020 as a consequence of the COVID-19 pandemic and the resultant price increases were at least temporarily eased, though still higher than pre-pandemic levels, so our Company’s gross margins on those products returned to similar levels as were experienced before the inception of the COVID-19 pandemic; however, in the third quarter of 2021, certain of the Company’s licensees in the entertainment and toy products market who utilize printers in China to produce their products have been adversely affected by the cargo surge related to congestion experienced in certain Chinese ports due to a COVID-19 outbreak that began in the second quarter of 2021. The cargo surge continues to the present time, now adversely affecting major United States ports. The world-wide cargo surge along with a container shortage resulted in significantly higher shipping costs during the third quarter of 2021. Certain of our Company’s licensees in the entertainment and toy products market have responded by deferring or scaling back production and size of future orders, and, in some cases, rescheduling the shipping of completed orders. Ink orders from our Company’s licensed printers in China fell significantly in the third quarter of 2021 compared to earlier periods. These supply chain disruptions are being experienced by many businesses including our Company’s licensees. A continuance of these supply chain disruptions may negatively impact the number and value of orders placed by our Company’s licensed printers in the entertainment and toy products market with a resultant negative impact on our Company’s results of operations and cash flow in future periods.

To date, we have not suffered a drop off in total earned royalties in the entertainment and toy products market as a result of COVID-19 as retail demand continues to be strong for the products marketed by our licensees in the entertainment and toy products market; however, during the third quarter of 2021, reflecting the significantly higher shipping costs caused by the COVID-19 related cargo surge at major China and United States ports and the world-wide container shortage, ink orders from the printers of our licensees in the entertainment and toy products market were significantly below historical levels. We continue to experience a negative impact on revenues in our smaller anti-counterfeiting and anti-diversion products market due to reduced production activity at certain printing facilities that utilize these technologies and anticipate that these conditions may continue for a period of time. We continue to retain licensing revenues at historical levels in the entertainment and toy products market through the current date despite the downturns in the overall economy. While the products of our licensees in the larger entertainment and toy products market are sold by both large and smaller retailers, some of whom remain open, and are also available for purchase online, we believe that revenues may not continue to be achieved at levels experienced to the current date due to the negative economic conditions that are expected to continue over the balance of the year and beyond as a result of COVID-19. A slowdown in overall consumer spending may affect the sales of products marketed by our licensees. Our major licensees in the entertainment and toy products market are large, well-known businesses in this market with whom we believe our long-term relationship will not be adversely affected by the current COVID-19 pandemic.

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

Revenues for the third quarter of 2021 were $312,500 compared to $754,800 in the third quarter of 2020, a decrease of $442,300, or approximately 59%. Licenses, royalties and fees increased by $69,200, or approximately 45%, to $222,500 in the third quarter of 2021 from $153,300 in the third quarter of 2020. The increase in licenses, royalties and fees in the third quarter of 2021 compared to the third quarter of 2020 is due primarily to higher royalties from our Company’s licensees in the entertainment and toy products market due to ongoing strong retail demand for these products offset in part by lower revenues from our licensees in the security markets. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic that is continuing to negatively impact all worldwide economies along with the massive international supply chain disruptions currently being experienced. The products marketed by the Company’s major licensees in the entertainment and toy products markets are produced in China. Trans-Pacific ocean shipping has been negatively affected by container shortages and port delays both in the United States and China.

Product and other sales decreased by $511,500, or approximately 85%, to $90,000 in the third quarter of 2021 from $601,500 in the third quarter of 2020. Sales of ink decreased in the third quarter of 2021 compared to the third quarter of 2020 due primarily to significantly lower ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market. In the third quarter of 2021, our Company derived revenues of approximately $257,000 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $699,100 in the third quarter of 2020.

For the first nine months of 2021, revenues were $1,437,800, representing a decrease of $464,600, or approximately 24%, from revenues of $1,902,400 in the first nine months of 2020. Licenses, royalties and fees increased by $127,900, or approximately 30%, to $552,900 in the first nine months of 2021 from $425,000 in the first nine months of 2020. The increase in licenses, royalties and fees is due primarily to higher royalties from our Company’s licensees in entertainment and toy products market offset in part by lower revenues from certain of our Company’s licensees in the security markets which continue to be negatively affected by the COVID-19 pandemic and the variants of COVID-19 that have recently been identified. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic that is continuing to negatively impact all worldwide economies along with recently identified variants of the COVID-19 virus.

Product and other sales decreased by $592,500, or approximately 40%, to $884,900 in the first nine months of 2021 from $1,477,400 in the first nine months of 2020. Sales of ink decreased in the first nine months of 2021 compared to the first nine months of 2020 due primarily to lower ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market along with lower ink shipments to our Company’s licensees in the retail receipt and document fraud market. Our Company derived revenues of approximately $1,279,700 from licensees and their authorized printers in the entertainment and toy products market in the first nine months of 2021 compared to revenues of approximately $1,727,800 in the first nine months of 2020.

Our Company’s gross profit decreased to $209,200 in the third quarter of 2021, or approximately 67% of revenues, from $425,500 in the third quarter of 2020 or approximately 56% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in the third quarter of 2021 compared to the third quarter of 2020 results primarily from lower gross revenues from product and other sales offset in part by higher licenses, royalties and fees in the third quarter of 2021 compared to the third quarter of 2020.

For the first nine months of 2021, gross profit was $880,400, or approximately 61% of revenues, compared to $1,016,000, or approximately 53% of revenues in 2020. The lower gross profit in the first nine months of 2021 compared to the first nine months of 2020 results primarily from lower revenues from product and other sales offset in part by higher revenues from licenses, royalties and fees in the first nine months of 2021 compared to the first nine months of 2020.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees increased to approximately 87% in the third quarter of 2021 compared to approximately 60% in the third quarter of 2020 and to approximately 77% of revenues from licenses, royalties and fees in the first nine months of 2021 from approximately 60% in the first nine months of 2020.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 17% of revenues in the third quarter of 2021 compared to approximately 56% of revenues in the third quarter of 2020. For the first nine months of 2021, the gross profit, expressed as a percentage of revenues, decreased to approximately 51% of revenues from product and other sales compared to approximately 52% of revenues from product and other sales in the first nine months of 2020. The decrease in gross profit in the third quarter of 2021 compared to the third quarter of 2020 is due primarily to significantly lower ink shipments to the third party authorized printer used by one of our Company’s major licensees in the entertainment and toy products market. The decrease in gross profit in the first nine months of 2021 compared to the first nine months of 2020 is due primarily to significantly lower ink shipments to the third party authorized printer used by one of our Company’s major licensees in the entertainment and toy products market offset in part by a) a decline in the cost of certain raw materials utilized by the Company in the manufacture of certain of its products as prices of these raw materials that had increased in the first nine months of 2020 due to the impact of the ongoing COVID-19 pandemic on the availability and supply of these raw materials have been at least temporally eased in the first nine months of 2021 compared to the first nine months of 2020 and b) a favorable mix of products sold whereby the purchases of the Company’s products by the licensed printers of its licensees in the entertainment and toy products market in the first nine months of 2021 compared to the first nine months of 2020 were of higher margin products manufactured by the Company.

Research and development expenses of $44,000 and $134,300 in the third quarter and first nine months of 2021, respectively, were comparable to $40,700 and $123,700 in the third quarter and first nine months of 2020, respectively.

Sales and marketing expenses decreased in the third quarter of 2021 to $56,600 from $90,900 in the third quarter of 2020. Sales and marketing expenses decreased in the first nine months of 2021 to $214,000 from $260,900 in the first nine months of 2020. The decrease is due primarily to lower commission expense on the lower level of sales in the third quarter and first nine months of 2021 compared to the third quarter and first nine months of 2020.

General and administrative expenses decreased nominally in the third quarter of 2021 to $122,300 from $123,800 in the third quarter of 2020. In the first nine months of 2021, general and administrative expenses increased nominally to $385,500 nine from $383,500 in the first nine months of 2020.

Other income (expenses) in the third quarter and first nine months of 2020 included interest on convertible debentures held by seven investors and interest earned on invested funds.

Income taxes in the third quarter and first nine months of 2021 and 2020 result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania. In the first quarter of 2020, our Company reversed $47,400 of accrued Pennsylvania income taxes that are not payable.

The net income of $1,100 in the third quarter of 2021 compared to net income of $163,100 in the third quarter of 2020 resulted primarily from a lower gross profit on a lower level of product and other sales offset in part by a higher level of licenses, royalties and fees, lower cost of revenues, lower operating expenses and lower income tax expense in the third quarter of 2021 compared to the third quarter of 2020. The lower net income of $158,400 in the first nine months of 2021 compared to net income of $286,500 in the first nine months of 2020 resulted primarily from a lower gross profit on a lower level of product and other sales offset in part by a higher level of licenses, royalties and fees, lower cost of revenues and lower operating expenses in the first nine months of 2021 compared to the first nine months of 2020 along with the reversal of income taxes in the first quarter of 2020.

Plan of Operation, Liquidity and Capital Resources

During the first nine months of 2021, our Company’s cash increased to $2,136,600 at September 30, 2021 from $1,362,800 at December 31, 2020. During the first nine months of 2021, our Company generated $802,600 from its operating activities, received $2,800 upon the exercise of warrants and used $31,600 for capital expenditures.

During the first nine months of 2021, our Company’s revenues decreased approximately 24% primarily as a result of lower sales of ink to the authorized printers of our Company’s licensees in the entertainment and toy products market offset in part by higher royalty revenues from two licensees in the entertainment and toy products market.

Our Company’s total overhead expenses decreased in the first nine months of 2021 compared to the first nine months of 2020 and our Company’s net interest income increased in the first nine months of 2021 compared to the first nine months of 2020. As a result of these factors, our Company generated net income of $158,400 in the first nine months of 2021 compared to $286,500 in the first nine months of 2020. Our Company had positive operating cash flow of $802,600 during the first nine months of 2021 and at September 30, 2021, had positive working capital of $3,211,800 and stockholders’ equity of $3,614,300. For the full year of 2020, our Company had net income of $508,400 and had positive operating cash flow of $702,400. At December 31, 2020, our Company had positive working capital of $2,801,100 and stockholders’ equity of $3,453,100.

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

Contractual Obligations

As of September 30, 2021, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2021, as amended on April 30, 2021, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of September 30, 2021, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2021, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5.  Other Information

(b)   Item 407(c)(3) of Regulation S-K Information

Articles Supplementary

On October 28, 2021, the Board of Directors (the “Board”) of our Company adopted resolutions providing that the Company be subject to Sections 3-803, 3-804(a), 3-804(b) and 3-804(c) of the Maryland General Corporation Law (“MGCL”) and authorized the Company to file Articles Supplementary with the State Department of Assessments and Taxation of the State of Maryland describing the resolutions adopted.  The Articles Supplementary were filed with the State Department of Assessments and Taxation of the State of Maryland on October 29, 2021. Descriptions of each provision within the Articles Supplementary are set forth below.

The Articles Supplementary provide that the Company shall be governed by Section 3-803 of the MGCL, which provides for the classification of the Board into three classes as nearly as equal as possible, with directors serving three year terms. Section 3-803 of the MGCL requires the Board, before the next annual meeting of stockholders, to designate by resolution, from among its members, directors to serve as Class I directors, Class II directors and Class III directors. Prior to filing the Articles Supplementary, membership of the Board existed without regard to class, and all directors were subject to renomination and reelection at each annual meeting of the stockholders. The Company intends to hold an annual meeting of stockholders in the spring of 2022.

Second, the Articles Supplementary  provide that the Company shall be governed by Section 3-804(a) of the MGCL, which  provides that the Company’s stockholders may only remove any member of the Board by the affirmative vote of at least two-thirds of all the votes entitled to be cast by the stockholders generally in the election of directors and, as a result of the classification of the Board, such removal is required by Section 2-406(b)(3) of the MGCL to be for cause. Prior to filing the Articles Supplementary, the removal of any member of the Board, with or without cause,  required the affirmative vote of a simple majority of all the votes entitled to be cast by the stockholders generally in the election of directors.

Third, the Articles Supplementary provide that the Company shall be governed by Section 3-804(b) of the MGCL, which provides that the number of directors of a corporation shall be fixed only by vote of the board of directors. Prior to filing the Articles Supplementary, the number of directors also could have been fixed by a change to the Company’s Articles of Incorporation or Bylaws.

Finally, the Articles Supplementary provide that the Company shall be governed by  Section 3-804(c) of the MGCL, which  provides that any vacancy on the board of directors of a corporation  be filled only by the affirmative vote of a majority of the remaining directors then in office even if remaining directors do not constitute a quorum. Prior to filing the Articles Supplementary,  vacancies on the Board resulting from the removal of a director in accordance with Section 3.4 of the Company’s Bylaws could have been filled by the affirmative vote of the majority of the Company’s stockholders at an annual or special meeting of stockholders, provided that, if the stockholders of any class or series are entitled to elect one or more directors, only the stockholders of that class or series could elect a successor to fill a vacancy on the Board which results from the removal of a director previously elected by that class or series;  vacancies on the Board resulting from any cause other than an increase in the number of directors could be filled by a majority of the remaining directors, whether or not sufficient to constitute a quorum, and vacancies on the Board resulting from an increase in the number of directors could be filled by a majority of the entire Board, provided that, if the stockholders of any class or series are entitled separately to elect one or more directors, a majority of the remaining directors elected by that class or series or the sole remaining director elected by that class or series could fill a vacancy for the directors elected by that class or series.

Item 6.  Exhibits

(a) Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2008
3.2	Amended and Restated Bylaws	Incorporated by reference to the Company’s Form 8-K filed on March 12, 2019
3.3	Articles Supplementary relating to Nocopi Technologies, Inc.’s election to be subject to Sections 3-803, 3-804(a), 3-804(b) and 3-804(c) of the Maryland General Corporation Law	Incorporated by reference to the Company’s Form 8-K filed on 10/29/2021
10.1	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.2	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, our Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: November 12, 2021	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: November 12, 2021	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2008
3.2	Amended and Restated Bylaws	Incorporated by reference to the Company’s Form 8-K filed on March 12, 2019
3.3	Articles Supplementary relating to Nocopi Technologies, Inc.’s election to be subject to Sections 3-803, 3-804(a), 3-804(b) and 3-804(c) of the Maryland General Corporation Law	Incorporated by reference to the Company’s Form 8-K filed on 10/29/2021
10.1	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.2	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

