Form 10-K
period 2021-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2022-03-30
CIK 888981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Common Stock, Par Value $0.01

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934) ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,681,000 as of June 30, 2021.

As of March 17, 2022, there were 67,495,055 shares outstanding of the registrant’s common stock, $0.01 par value.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2022 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

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

Examples of forward-looking statements include, but are not limited to:

•	The ongoing impact of the COVID-19 coronavirus pandemic on our business operations, revenues, employees, suppliers and customers
•	Expected operating results, such as revenue growth and earnings
•	Anticipated levels of capital expenditures for fiscal year 2022 and beyond
•	Current or future volatility in market conditions
•	Our belief that we have sufficient liquidity to fund our business operations during the next twelve months
•	Strategy for customer retention, growth, product development, market position, financial results and reserves
•	Strategy for risk management

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The extent to which the COVID-19 pandemic may impact our future financial and operational performance will be dependent on many factors that we may not be able to predict because they continue to change and evolve depending on both national and local circumstances, among them being government restrictions affecting our employees, customers and suppliers, changes in our revenues due to lower customer demand as a result of the pandemic and a potential inability to obtain raw materials due to lower availability. We continue to monitor the impact of COVID-19 on our business but we cannot accurately predict the extent to which it will adversely affect our future results of operations, financial condition or cash flows.
•	The extent to which we are successful in gaining new long-term relationships with customers or retaining significant existing customers and the level of service failures that could lead customers to use competitors' services.
•	Our ability to improve our current credit rating with our vendors and the impact on our raw materials and other costs and competitive position of doing so.
•	The impact of losing our intellectual property protections or the loss in value of our intellectual property.
•	Changes in customer demand.
•	The adequacy of our cash flow and earnings and other conditions which may affect our ability to timely service our debt obligations.
•	The occurrence of hostilities, political instability or catastrophic events.
•	Developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards.
•	Security breaches, cybersecurity attacks and other significant disruptions in our information technology systems.
•	The potential impact upon our business of the novel coronavirus COVID-19 pandemic that is affecting almost every country, including the United States.
•	Such other factors as discussed throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report.

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

The impact of COVID-19 on our Company had little effect on the financial results during the first six months of 2021 as the shortage of raw materials used in certain of our Company’s products experienced throughout 2020 as a consequence of the COVID-19 pandemic and the resultant price increases were at least temporarily eased, though still higher than pre-pandemic levels, so our Company’s gross margins on those products returned to similar levels as were experienced before the inception of the COVID-19 pandemic; however, during the last six months of 2021, certain of the Company’s licensees in the entertainment and toy products market who utilize printers in China to produce their products have been adversely affected by the cargo surge related to congestion experienced in certain Chinese ports due to a COVID-19 outbreak that began in the second quarter of 2021. The cargo surge continues to the present time, now adversely affecting major United States ports. The world-wide cargo surge along with a container shortage resulted in significantly higher shipping costs during the second half of 2021. These congestion shipping related delays are likely to continue well into 2022. Certain of our Company’s licensees in the entertainment and toy products market have responded by deferring or scaling back production and size of future orders and, in some cases, rescheduling the shipping of completed orders. Ink orders from our Company’s licensed printers in China fell significantly in the second half of 2021 compared to earlier periods. These supply chain disruptions are being experienced by many businesses including our Company’s licensees. A continuance of these supply chain disruptions may negatively impact the number and value of orders placed by our Company’s licensed printers in the entertainment and toy products market with a resultant negative impact on our Company’s results of operations and cash flow in future periods.

To date, we have not suffered a drop off in total earned royalties in the entertainment and toy products market as a result of COVID-19 as retail demand continues to be strong for the products marketed by our licensees in the entertainment and toy products market; however, during the second half of 2021, reflecting the significantly higher shipping costs caused by the COVID-19 related cargo surge at major China and United States ports and the world-wide container shortage, ink orders from the printers of our licensees in the entertainment and toy products market were significantly below historical levels. We continue to experience a negative impact on revenues in our smaller anti-counterfeiting and anti-diversion products market due to reduced production activity at certain printing facilities that utilize these technologies and anticipate that these conditions may continue for a period of time. We continue to retain licensing revenues at historical levels in the entertainment and toy products market through the current date despite the downturns in the overall economy. While the products of our licensees in the larger entertainment and toy products market are sold by both large and smaller retailers, some of whom remain open, and are also available for purchase online, we believe that revenues may not continue to be achieved at levels experienced to the current date due to the negative economic conditions that are expected to continue over the balance of 2022 and beyond as a result of COVID-19, its variants such as the Omicron variant identified in late 2021 and the newly identified BA.2 variant and other economic factors currently affecting the economy. A slowdown in overall consumer spending may affect the sales of products marketed by our licensees. Our major licensees in the entertainment and toy products market are large, well-known businesses in this market with whom we believe our long-term relationship will not be adversely affected by the current COVID-19 pandemic.

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

We license our Rub-it & Color technology through various license agreements, including:

A.	License agreement with a licensee who has a significant presence in the entertainment and toy products market. A license agreement, in effect from January 2012 through December 2017, permitted this licensee to exclusively market: (1) a specific line of products incorporating our technologies through a specific distribution channel but permitting us to license the covered technologies to others for applications and sale through channels of distribution not available to this licensee under the terms of the license, and (2) from January 2013 through December 2017, an additional technology on an exclusive basis in certain geographic areas of the world and on a non-exclusive basis in other geographic areas of the world. In early 2018, we entered into a new five-year license agreement with this licensee which permits the licensee to market products incorporating certain of our technologies, including the technologies permitted in the earlier license, on a non-exclusive basis throughout the world.

B.	License agreement containing guaranteed minimum royalties over the initial term of the license, which have been met, with Bendon, Inc. (“Bendon”), an international, well-known children’s coloring and activity book publishing company that permits Bendon to exclusively market products with other characteristics that incorporate our technologies through a distinctly different channel of distribution. This four-year license agreement was completed in June 2015, replacing a previous three-year license agreement. In 2018, amendments to the license agreement were negotiated that (1) extend the license for a period of four years beginning in July 2019 containing guaranteed minimum royalty payments payable over the four-year period and (2) allow Bendon to: (a) market specific new technologies not covered in the license agreement, (b) expand certain rights relative to product content and design that were specifically excluded in the license agreement and (c) market merchandise permitted by the license through all channels of distribution, some of which were previously prohibited in the license agreement.

C.	License agreement with a privately-held designer of creative educational products for children granting the licensee the non-exclusive right to utilize our Rub-it & Color ink technology in a newly-created vertical market in the United States. We receive a royalty based on units of product produced. The license originated in 2011 and was amended effective as of January 1, 2022 for a period of two years, now expiring in December 2023.

D.	License agreement with a privately-held children’s meal entertainment program provider that allows the licensee to use our Rub-it & Color ink technology in children’s menus, placemats, butcher paper and certain other products for restaurant use and for sale in certain children’s retail outlets. The license originated in November 2012 and was renegotiated in December 2021 for an initial period of up to three years, expiring in December 2024.

E.	License agreement with a privately-held international publisher of family products and publications based in Australia. The license originated in October 2015 and terminated in December 2018. The license agreement contained guaranteed minimum royalty payments and allowed the licensee to market certain products that incorporate specific technologies of our Company on an exclusive basis in certain countries and on a non-exclusive basis in other countries with the exclusion of the United States, Canada and Mexico. A new license containing guaranteed minimum royalty payments, allowing the licensee to market certain products that incorporate specific technologies of our Company on an exclusive basis in certain countries and on a non-exclusive basis in other countries with the exclusion of the United States, Canada and Mexico, was negotiated in November 2018. The new license, expanding the technologies that the licensee is authorized to incorporate into its products, became effective in January 2019 and terminates in October 2022. The licensee introduced products incorporating our technologies in 2016.

Certain of our license agreements with licensees contain renewal options and/or guaranteed minimum royalties, while others do not. We cannot assure you that any of our existing licenses will be renewed or will generate significant operating revenues for our Company in the future. In each of the years 2021 and 2020, we derived approximately 90% and 91%, respectively, of our total revenues from our licensees and their licensed printers in the entertainment and toy products market. We continue to pursue additional licensing opportunities for our Rub-it & Color ink technology in the large worldwide entertainment and toy products market through direct marketing efforts and attendance at trade shows. We also seek to renew existing license agreements with licensees.

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

Product Revenue

The following table illustrates the approximate percentage of our Company’s total revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31,
Product Type	2021	2020

Entertainment and Toy Technologies and Products	90%	91%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	10%	9%

Marketing

We have identified two major markets for our technologies and products, the entertainment and toy products market and the anti-counterfeiting/anti-diversion market. Our marketing approach focuses on the sufficient flexibility in our products and technologies and our ability to provide innovative, cost effective technologies for the entertainment and toy products market as well as solutions to a wide variety of counterfeiting, diversion and copier fraud problems. As a technology company, we generate revenues primarily by collecting license fees and royalties from market-specific businesses that incorporate our technologies into their products and, in certain cases, sales of our inks to these licensees and their designated manufacturers. We also license our technologies directly to end-users. Our current marketing efforts are focused on our developed technologies that can be utilized in geographic or market areas not contractually committed to an existing licensee on an exclusive basis. We presently market our technologies through our own employees, sales travel and attendance at trade shows.

Major Customers

During 2021, we made sales or obtained revenues equal to 10% or more of our Company’s 2021 total revenues from two non-affiliated customers who individually accounted for approximately 48% and 27%, respectively, of 2021 revenues of our Company. During 2020, we made sales or obtained revenues equal to 10% or more of our Company’s 2020 total revenues from two non-affiliated customers who individually accounted for approximately 62% and 16%, respectively, of 2020 revenues of our Company.

Additional information concerning our major customers is contained in Note 10 to our Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

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

Research and Development

We have been involved in the research and development of our technologies since our inception. Although several years ago our adverse financial condition forced us to limit funding for research and development, we are presently actively conducting research and development activities in the following three areas, to the extent feasible: (1) refining our present family of products, (2) developing specific customer applications, and (3) expanding our technology into new areas of implementation. During the years ended December 31, 2021 and December 31, 2020, we expended approximately $181,500 and $173,500, respectively, on research and development. We cannot assure you that we will continue to have funds available to maintain our research and development activities at current or increased levels.

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

Employees

We currently have five full-time employees and one part-time employee. We believe that we have good relations with our employees.

Financial Information about Foreign and Domestic Operations

We conduct our business operations solely within the United States; however, we have licensees and customers in Europe, South America, Asia and Australia. These licensees and customers accounted for approximately 58% of our gross revenues in 2021 and approximately 74% of our gross revenues in 2020. Additional information concerning our foreign and domestic operations is contained in Note 10 to our Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

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

The COVID-19 pandemic will continue to negatively impact our results of operations, cash flow and financial position. The negative impact of COVID-19 on our Company’s financial results during 2020 resulted primarily from a significant increase in the price of raw materials used in certain of our Company’s products caused by shortages of these ingredients as a result of the COVID-19 pandemic along with a mix of our Company’s products purchased by our licensees’ third party printers toward certain products with formulations that require ingredients whose prices have increased as a result of COVID-19. During 2021, the shortage of raw materials used in certain of our Company’s products experienced throughout 2020 as a consequence of the COVID-19 pandemic and the resultant price increases were at least temporarily eased, though still higher than pre-pandemic levels, so our Company’s gross margins on those products returned to similar levels as were experienced before the inception of the COVID-19 pandemic; however, in the third quarter of 2021, certain of the Company’s licensees in the entertainment and toy products market who utilize printers in China to produce their products have been adversely affected by the cargo surge related to congestion experienced in certain Chinese ports due to a COVID-19 outbreak that began in the second quarter of 2021. The cargo surge continues to the present time, now adversely affecting major United States ports. The world-wide cargo surge along with a container shortage resulted in significantly higher shipping costs during the second half of 2021. Certain of our Company’s licensees in the entertainment and toy products market have responded by deferring or scaling back production and size of future orders and, in some cases, rescheduling the shipping of completed orders. Ink orders from our Company’s licensed printers in China fell significantly in the second half of 2021 compared to earlier periods. These supply chain disruptions are being experienced by many businesses including our Company’s licensees. A continuance of these supply chain disruptions may negatively impact the number and value of orders placed by our Company’s licensed printers in the entertainment and toy products market with a resultant negative impact on our Company’s results of operations and cash flow in future periods.

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

Dependence on Major Customers. We are dependent on our licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of our licensees to maintain at least current levels of sales of products utilizing our technologies could adversely affect our operating results and cash flow. To the extent that our licensees are adversely affected by negative economic conditions such as those that may result from the present COVID-19 pandemic, our revenues may also be negatively impacted. We derive a significant percentage of our revenues through licensing relationships with two major customers. Revenues obtained directly from these customers and indirectly, through the customers’ third party licensed printers, equaled approximately 85% of our Company’s revenues in 2021. Receivables from these two licensees and their third party authorized printers were approximately 96% of our Company’s net accounts receivable at December 31, 2021. One of the license agreements expires in 2023 and contains guaranteed minimum royalties, which historically are met. The other license agreement expires in 2022. Both license agreements contain renewal options; but there can be no assurances that one or both of the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for our Company in the future.

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

Volatility of Stock Price. The market price for our common stock has historically experienced significant fluctuations and may continue to do so. With the exception of 2007, 2013, 2014 and 2016 through 2021 from its inception, our Company has operated at a loss and it has not produced revenue levels traditionally associated with publicly-traded companies. Our common stock is not listed on a national or regional securities exchange and, consequently, our Company receives limited publicity regarding its business achievements and prospects. Additionally, securities analysts and traders do not extensively follow our stock and it is thinly traded. The market price for our common stock may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of our Company’s common stock.

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

Economic Conditions. Our Company’s revenue is susceptible to changes in general economic conditions. Our sales, liquidity and overall results of operations may be negatively affected by decreasing consumer confidence, slowdowns in consumer spending or other downturns in the U.S. economy as a whole or in any geographic markets from which we derive revenue. In addition, these factors may result in decreased customer and licensee demand for our products and may negatively impact our ability to develop new customers and licensees. Due to uncertainties surrounding the worldwide economy, particularly in light of the COVID-19 pandemic, the Russia-Ukraine war and the supply chain disruptions related to both, we are unable to predict the effect of such conditions on our customers and licensees. Consequently, we cannot predict the scope or magnitude of the negative effect resulting from ongoing global financial uncertainties or economic slowdowns.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, research and ink production facilities are located at 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406. These premises consist of approximately 6,100 square feet of leased space. Our lease commenced in January 2014 and expires in April 2024. Current monthly rent under this lease is $4,467; this amount escalates an amount of approximately three percent each year. In addition to rent, we are also responsible for our pro-rata share of the operating costs of the building.

We incurred leasehold improvement expenditures of approximately $58,400 through March 17, 2022, and we believe that additional leasehold improvement expenditures will not be significant. We consider this space adequate for our current needs and additional space is available as needed.

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

Shareholders

As of March 17, 2022, there were approximately 520 holders of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

Our Company does not pay any cash dividends on its common stock. Our Business Loan Agreement with Santander Bank, N.A. restricts our ability to pay cash dividends on our common stock and it will continue to do so for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Date	Security/Value
May 2021	Common Stock – 141,365 shares of common stock at $0.02 per share pursuant to warrant exercises for total proceeds of approximately $2,800.

No underwriters were utilized, and no commissions or fees were paid with respect to the above transactions. We relied on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

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

Both the absolute amount of our Company’s revenues and the mix among the various sources of revenue are subject to substantial fluctuation. We have a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on our Company’s total revenue, revenue mix and overall financial performance. Such changes may result from a substantial customer’s product development delays, engineering changes, changes in product marketing strategies, production requirements and the like. We cannot predict whether COVID-19 will materially affect our licensing fees or the demand for our products in 2022 and beyond. In addition, certain customers have, from time to time, sought to renegotiate certain provisions of their license agreements and, when our Company agrees to revise such terms, revenues from the customer may be affected.

Comparison of the Years ended December 31, 2021 and 2020

Revenues for 2021 were $1,951,900, a decrease of approximately 27%, or $706,800, from $2,658,700 in 2020.

Licenses, royalties and fees increased in 2021 by approximately 9%, or $65,900, to $809,900 from $744,000 in 2020. The increase in licenses, royalties and fees in 2021 compared to 2020 is due primarily to higher royalties from our Company’s licensees in the entertainment and toy products market due to ongoing strong retail demand for these products offset in part by lower revenues from our licensees in the security markets. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic that is continuing to negatively impact all worldwide economies along with the massive international supply chain disruptions currently being experienced. The products marketed by the Company’s major licensees in the entertainment and toy products markets are produced in China. Trans-Pacific ocean shipping has been negatively affected by container shortages and port delays both in the United States and China.

Product and other sales decreased by $772,700, or approximately 40%, to $1,142,000 in 2021 from $1,914,700 in 2020. The lower level of ink sales in 2021 compared to 2020 is due primarily to lower ink requirements of the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market. Sales of ink to the licensed printers of its licensees in the entertainment and toy products market were approximately $751,500 lower in 2021 compared to 2020. Sales of security ink to our Company’s licensees in the retail receipt and document fraud market decreased by approximately $12,900 in 2021 compared to 2020 due primarily to reduced demand related to COVID-19 closures of retail outlets commencing in 2020 and continuing during 2021.

Our Company derived $1,758,200, or approximately 90% of total revenues, from licensees and their licensed printers in the entertainment and toy products market in 2021 compared to $2,419,000, or approximately 91% of total revenues, in 2020. The decrease in revenues from our licensees and their authorized printers in the entertainment and toy products market in 2021 compared to 2020 is due primarily to lower ink sales to the authorized printers of our Company’s licensees in the entertainment and toy products market in 2021 compared to 2020 offset in part by higher licensing revenue in 2021 compared to 2020 from one licensee in the entertainment and toy products market. Our Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by marketplace reaction to the new and improved products, economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. We cannot assure you that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions currently being experienced worldwide as a result of COVID-19 and its variants including the Omicron variant identified in 2021 and the newly identified BA.2 variant.

Our Company’s gross profit decreased to $1,213,800, or approximately 62% of revenues, in 2021 from $1,535,000, or approximately 58% of revenues, in 2020. The lower gross profit in 2021 compared to 2020 results primarily from lower gross revenues from product and other sales offset in part by higher licenses, royalties and fees in 2021 compared 2020.

Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in 2021 compared to 2020 reflects lower gross revenues from product and other sales offset in part by higher gross revenues from licenses, royalties and fees in 2021 compared to 2020.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Due primarily to the higher revenues from licenses, royalties and fees in 2021 compared to 2020, the gross profit from licenses, royalties and fees increased to approximately 79% of revenues from licenses, royalties and fees in 2021 from approximately 70% in 2020.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 50% of revenues in 2021 compared to approximately 53% of revenues 2020. The decrease in gross profit in 2021 compared to 2020 is due primarily to significantly lower ink shipments to the third party authorized printer used by one of our Company’s major licensees in the entertainment and toy products market offset in part by (a) a decline in the cost of certain raw materials utilized by the Company in the manufacture of certain of its products as prices of these raw materials that had increased in 2020 due to the impact of the ongoing COVID-19 pandemic on the availability and supply of these raw materials have been at least temporarily eased in 2021, and (b) a favorable mix of products sold whereby the purchases of the Company’s products by the licensed printers of its licensees in the entertainment and toy products market in 2021 compared to 2020 were of higher margin products manufactured by the Company.

Research and development expenses were $181,500 in 2021 compared to $173,500 in 2020. The increase in 2021 compared to 2020 resulted primarily from product development expense in 2021 compared to 2020.

Sales and marketing expenses were $287,700 in 2021 compared to $356,400 in 2020. The decrease in 2021 compared to 2020 is due primarily to lower commission expense on the lower level of revenues in 2021 compared to 2020.

General and administrative expenses increased to $719,400 in 2021 from $526,100 in 2020. The increase in 2021 compared to 2020 is due primarily to significantly higher legal expenses in 2021 compared to 2020 offset in part by lower corporate relations expenses in 2021 compared to 2020.

Other income (expenses) in 2020 included interest on convertible debentures that were held by seven investors and interest income on invested funds.

Income taxes in 2021 and 2020 resulted from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

Our lower net income of $49,400 in 2021 compared to net income of $508,000 in 2020 resulted primarily from a lower gross profit on a lower level of product and other sales and higher operating expenses in 2021 compared to 2020.

Our management does not believe that inflation and changing prices, with the exception of increases in the prices of certain raw materials that were most affected by shortages created by the COVID-19 pandemic in 2020, have had a significant effect on our revenues and results of operations during the years ended December 31, 2021 and December 31, 2020.

Plan of Operation, Liquidity and Capital Resources

Our Company’s cash increased to $1,846,700 at December 31, 2021 from $1,362,800 at December 31, 2020. During 2021, our Company generated $512,700 from its operating activities, received $2,800 upon the exercise of warrants and used $31,600 for capital expenditures.

Our Company’s revenues decreased approximately 27% to $1,951,900 in 2021 from $2,658,700 in 2020 primarily as a result of lower sales of ink to the authorized printers of our Company’s licensees in the entertainment and toy products market and lower revenues from licensees in the anti-counterfeiting and anti-diversion technologies and products market reflecting the impact of the ongoing COVID-19 pandemic on this market offset in part by higher royalty revenues from a licensee in the entertainment and toy products market. Our Company’s gross profit decreased approximately 21% to $1,213,800 in 2021 from $1,535,000 in 2020 primarily as a result of lower sales of ink to the licensed printers of our licensees in the entertainment and toy products market and to licensees in the anti-counterfeiting and anti-diversion technologies and products market.

Our Company’s total overhead expenses increased in 2021 compared to 2020, our Company’s net interest income increased in 2021 compared to 2020 and our Company’s income tax expense increased in 2021 compared to 2020. As a result of these factors, our Company generated net income of $49,400 in 2021 compared to $508,400 in 2020. Our Company had positive operating cash flow of $512,700 in 2021. At December 31, 2021, our Company had working capital of $3,197,500 and stockholders’ equity of $3,505,300. For the full year of 2020, our Company had net income of $508,400 and had positive operating cash flow of $702,400. At December 31, 2020, our Company had working capital of $2,801,100 and stockholders’ equity of $3,453,100.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment in 2022 and beyond due to the COVID-19 virus and its effect on the global economy being experienced worldwide as a result of COVID-19 and its variants including the Omicron variant identified in late 2021 and the newly identified BA.2 variant. As a result, our revenues, results of operations and liquidity may be negatively impacted.

Contractual Obligations

We conduct our operations in leased facilities under a non-cancelable operating lease expiring in 2024. Future minimum lease payments under this operating lease at December 31, 2021 are: $54,600 – 2022; $56,200 – 2023 and $18,900 – 2024. Total rental expense under operating leases was $53,300 in each of the years ended December 31, 2021 and December 31, 2020.

Recently Adopted Accounting Pronouncements

As of December 31, 2021, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this Update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The Board simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this Update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Board decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders.

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

NOCOPI TECHNOLOGIES, INC.

Date: March 30, 2022	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2022
Michael A. Feinstein, M.D.

/s/ Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 30, 2022
Rudolph A. Lutterschmidt

/s/ Marc Rash	Director	March 30, 2022
Marc Rash

/s/ Joseph Raymond	Director	March 30, 2022
Joseph Raymond

/s/ Philip B. White	Director	March 30, 2022
Philip B. White

/s/ Matthew C. Winger	Director	March 30, 2022
Matthew C. Winger

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nocopi Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nocopi Technologies, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Morison Cogen LLP (PCAOB-536)

We have served as the Company’s auditor since 2001.

Blue Bell, Pennsylvania

March 30, 2022

Nocopi Technologies, Inc.

Balance Sheets*

	December 31
	2021	2020
Assets
Current assets
Cash	$1,846,700	$1,362,800
Accounts receivable less $12,000 allowance for doubtful accounts	970,800	1,280,800
Inventory	422,700	324,800
Prepaid and other	160,000	97,800
Total current assets	3,400,200	3,066,200
Fixed assets
Leasehold improvements	58,400	27,800
Furniture, fixtures and equipment	164,100	163,700
Fixed assets, gross	222,500	191,500
Less: accumulated depreciation and amortization	134,200	104,300
Total fixed assets	88,300	87,200
Other assets
Long-term receivables	185,000	559,500
Operating lease right of use – building	115,800	160,300
Other assets	300,800	719,800
Total assets	$3,789,300	$3,873,200

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,700	$5,700
Accrued expenses	151,500	178,600
Income taxes	—	36,300
Operating lease liability – current	47,500	44,500
Total current liabilities	202,700	265,100

Other liabilities
Accrued expenses, non-current	13,000	39,200
Operating lease liability – non-current	68,300	115,800
Total other liabilities	81,300	155,000

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, $1.00 par value, authorized – 300,000 shares, issued and outstanding – none	—	—
Common stock, $0.01 par value, authorized – 75,000,000 shares, issued and outstanding – 2021 - 67,495,055 shares; 2020 - 67,353,690 shares	675,000	673,500
Paid-in capital	12,577,100	12,575,800
Accumulated deficit	(9,746,800)	(9,796,200)
Total stockholders' equity	3,505,300	3,453,100
Total liabilities and stockholders’ equity	$3,789,300	$3,873,200

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Comprehensive Income*

.	Years ended December 31
	2021	2020
Revenues
Licenses, royalties and fees	$809,900	$744,000
Product and other sales	1,142,000	1,914,700
Total revenues	1,951,900	2,658,700

Cost of revenues
Licenses, royalties and fees	168,000	223,800
Product and other sales	570,100	899,900
Total cost of revenues	738,100	1,123,700
Gross profit	1,213,800	1,535,000

Operating expenses
Research and development	181,500	173,500
Sales and marketing	287,700	356,400
General and administrative	719,400	526,100
Total operating expenses	1,188,600	1,056,000
Net income from operations	25,200	479,000

Other income (expenses)
Interest income	20,700	18,200
Interest expense and bank charges	(2,200)	(6,900)
Total other income (expenses)	18,500	11,300
Net income before income taxes	43,700	490,300
Income taxes	(5,700)	(18,100)
Net income	$49,400	$508,400

Net income per common share
Basic	$.00	$.01
Diluted	$.00	$.01

Weighted average common shares outstanding
Basic	67,436,153	64,052,777
Diluted	67,436,153	64,172,276

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statement of Stockholders’ Equity*

For the Period January 1, 2020 through December 31, 2021

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2020	61,044,698	$610,400	$12,483,900	$(10,304,600)	$2,789,700

Conversion of debentures and accrued interest to common stock	5,758,992	57,600	86,400		144,000

Exercise of warrants	550,000	5,500	5,500		11,000

Net income				508,400	508,400
Balance – December 31, 2020	67,353,690	673,500	12,575,800	(9,796,200)	3,453,100

Exercise of warrants	141,365	1,500	1,300		2,800

Net income				49,400	49,400
Balance – December 31, 2021	67,495,055	$675,000	$12,577,100	$(9,746,800)	$3,505,300

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

	Years ended December 31
	2021	2020
Operating Activities
Net income	$49,400	$508,400
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,500	21,500
Bad debt expense	—	7,000
Deferred income taxes	—	(47,400)
Other assets	419,000	439,200
Other liabilities	(70,700)	(69,500)
Net income adjusted for non-cash operating activities	428,200	859,200
(Increase) decrease in assets
Accounts receivable	310,000	64,500
Inventory	(97,900)	(196,900)
Prepaid and other	(62,200)	37,200
Decrease in liabilities
Accounts payable and accrued expenses	(29,100)	(45,500)
Income taxes	(36,300)	(16,100)
Total increase (decrease) in operating capital	84,500	(156,800)
Net cash provided by operating activities	512,700	702,400

Investing Activities
Additions to fixed assets	(31,600)	(38,600)
Net cash used in investing activities	(31,600)	(38,600)

Financing Activities
Exercise of warrants	2,800	11,000
Net cash provided by financing activities	2,800	11,000
Increase in cash	483,900	674,800

Cash
Beginning of year	1,362,800	688,000
End of year	$1,846,700	$1,362,800

Cash paid for taxes	$38,000	$45,500

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accumulated depreciation and amortization	$600	$123,800
Furniture, fixtures and equipment	$(600)	$(123,800)
Convertible debentures	$—	$97,900
Accrued expenses	$—	$46,100
Common stock	$—	$(57,600)
Paid-in capital	$—	$(86,400)

*The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2021 and 2020

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

Accounts receivable and credit policies – Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days old are considered delinquent.

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

Revenues – Our Company follows Accounting Standards Update (“ASU”) 214-09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method. We recognize revenue from fixed fee licensees at a point in time when the term begins if the contract provides for patented ink technology only as it exists at the time that it is granted. However, for license agreements that provide for rights to future ink technology, revenue is recognized over the term of the license agreement. Revenue for per-unit license agreement is recognized in the period that the Company receives the related royalty report. Revenue for product sales is recognized upon shipment to the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. The Company does not offer any warranties, however, damaged products can be returned for credit or refund. For disaggregation of revenue by customers and geographic region, see Note 10.

Income taxes – Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2021 and 2020

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

The table below presents the computation of basic and diluted weighted average common shares outstanding:

	2021	2020
Basic shares outstanding	67,436,153	64,052,777
Incremental shares from assumed conversion of warrants	—	119,499
Diluted shares outstanding	67,436,153	64,172,276

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

Recently Adopted Accounting Pronouncements

As of December 31, 2021, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2021 and 2020

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this Update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The Board simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this Update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Board decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition.

3. Concentration of Credit Risk

Certain financial instruments potentially subject our Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivables. At December 31, 2021, our Company’s deposits with a financial institution were $1,596,700 in excess of the FDIC deposit insurance coverage of $250,000. There is a concentration of credit risk with respect to accounts receivable due to the number of major customers.

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

5. Convertible Debentures

During the third quarter of 2020, the holders of all previously outstanding convertible debentures totaling approximately $97,900 that were due during the third quarter of 2020 elected to convert those debentures plus approximately $46,100 of accrued interest into 5,758,992 shares of restricted stock of our Company. At December 31, 2021 and December 31, 2020, our Company had no convertible debentures outstanding. The convertible debentures bore interest at 7%.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2021 and 2020

Our Company also granted warrants in earlier periods to purchase 691,365 shares of our Company’s common stock at $0.02 per share to the holders of the debentures. The warrants were exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances has been accreted through interest expense over the term of the notes payable. During the third quarter of 2020, holders of 550,000 warrants exercised their warrants to purchase a total of 550,000 shares of our Company’s common stock. During the second quarter of 2021, holders of the remaining 141,365 warrants that had been outstanding exercised their warrants to purchase a total of 141,365 shares of our Company’s common stock.

6. Other Income (Expenses)

Other income (expenses) in the year ended December 31, 2020 includes interest on convertible debentures that were held by seven investors.

7. Income Taxes

There is no provision for federal income taxes for the years ended December 31, 2021 and December 31, 2020 due to the availability of net operating loss (NOL’s) carryforwards. At December 31, 2021 and December 31, 2020, our Company had federal NOL’s approximating $1,174,300 and $1,166,100, respectively and state NOL’s approximating $2,638,800 and $2,647,000, respectively. The net operating losses at December 31, 2021 are available to offset future taxable income; however, if not utilized, they expire in varying amounts through the year 2032. The utilization of these NOL’s to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no material temporary differences for the years ended December 31, 2021 and December 31, 2020. Our Company has established a 100% valuation allowance of $457,700 and $456,700 at December 31, 2021 and December 31, 2020, respectively, for the deferred tax assets due to the uncertainty of their realization. The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Year ended December 31
	2021	2020
Current state taxes	$(5,700)	$29,300
Deferred state taxes	—	(47,400)
Income tax expense	$(5,700)	$(18,100)

The reconciliation of the statutory federal rate to our Company’s effective tax rate follows:

	2021		2020
	Amount	%	Amount	%

Income tax at U.S. federal income tax rate	$9,700	21	$106,700	21

State tax net of federal tax effect	(2,600)	(5)	(18,100)	(4)

Other	(13,800)	(30)	15,800	3

Increase in (utilization of ) operating losses	1,000	2	(122,500)	(24)
	$(5,700)	(12)	$(18,100)	(4)

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2021 and 2020

The components of deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	2021	2020

Deferred tax asset for NOL carryforwards	$457,700	$456,700

Deferred tax liability - other
Valuation allowance	(457,700)	(456,700)
Deferred tax liability	$—	$—

Our Company follows FASB ASC 740.10, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information.

Our Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of comprehensive income. As of January 1, 2021, our Company had no unrecognized tax benefits and no charge during 2021, and accordingly, our Company did not recognize any interest or penalties during 2021 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2021.

Tax years from 2019 through 2021 remain subject to examination by U.S. federal and state tax jurisdictions.

8. Commitments and Contingencies

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

Total lease expense under operating leases was $53,300 in each of the years ended December 31, 2021 and December 31, 2020.

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31
2022	$54,600
2023	56,200
2024	18,900
Total lease payments	129,700
Less imputed interest	(13,900)
Total	$115,800

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2021 and 2020

Our Company has an employment agreement, expiring in May 2023, with Michael A. Feinstein, M.D., its Chairman of the Board and Chief Executive Officer. The employment agreement contains one-year renewal provisions that became effective after the original term. Dr. Feinstein receives base compensation of $120,000 per year effective January 1, 2020 plus a performance bonus determined by our Company’s Board of Directors. Our Company has an employment agreement, expiring in March 2023, with Terry W. Stovold, its Chief Operating Officer, whereby Mr. Stovold receives a salary set by our Company’s Board of Directors, currently set at $75,000, along with a commission of seven percent on sales generated by his efforts. The employment agreement contains one-year renewal provisions that became effective after the original term. Future minimum compensation payments under these employment agreements are: $195,000 to be paid in 2022 and $68,800 to be paid in 2023.

From time to time, our Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.

9. Stock Options, Warrants and 401(k) Savings Plan

Our Company follows FASB ASC 718, Share Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized in the Company’s financial statements. FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of comprehensive income based on their fair values.

At December 31, 2021, our Company did not have an active stock option plan. Our Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There was no compensation expense recognized during the years ended December 31, 2021 and December 31, 2020 and there was no unrecognized portion of expense at December 31, 2021.

At December 31, 2021, our Company had no outstanding warrants to purchase common stock of our Company. A summary of outstanding warrants follows:

			Weighted
		Exercise	Average
	Number of	Price Range	Exercise
	Shares	Per Share	Price
Outstanding at December 31, 2019	691,365	$0.02	$0.02
Warrants exercised	550,000	0.02	0.02
Outstanding at December 31, 2020	141,365	0.02	0.02
Warrants exercised	141,365	0.02	0.02
Outstanding at December 31, 2021	—	0.00	0.00

Our Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of our Company. There were no contributions charged to expense during 2021 or 2020.

10. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of our Company’s total revenues were:

	Year ended December 31
	2021	2020
Customer A	48%	62%
Customer B	27%	16%

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2021 and 2020

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2021	2020
Customer A	21%	25%
Customer B	74%	65%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition. Our Company’s revenues by geographic region are as follows:

	Year ended December 31
	2021	2020
North America	$812,800	$701,600
South America	4,100	2,200
Asia	1,041,300	1,845,500
Australia	93,700	109,400
	$1,951,900	$2,658,700

11. COVID-19

A novel strain of coronavirus (“COVID-19”) continues to spread in many countries around the world including the United States. In March 2020, the Governor of Pennsylvania declared a health emergency and issued an order to close all nonessential businesses until further notice. Our Company’s operations were deemed to be essential and thus remained open. Our Company’s results of operations were negatively affected in 2020 in part as a result of a significant increase in the cost of raw materials utilized by our Company in the manufacture of certain of its products as a result of price increases related to the impact of the ongoing COVID-19 pandemic on the availability and supply of these raw materials. During 2021, our Company’s results of operations were further affected by the cargo surge related to congestion experienced in certain Chinese ports due to a COVID-19 outbreak that began in the second quarter of 2021. The cargo surge continues to the present time, adversely affecting major United States ports. The world-wide cargo surge along with a container shortage resulted in significantly higher shipping costs during the second half of 2021 causing certain of our Company’s licensees in the entertainment and toy products market to defer or scale back production and size of future orders and, in some cases, to reschedule the shipping of completed orders. As the COVID-19 pandemic continues to spread with the Omicron variant and the newly identified BA.2 variant, any future financial impact cannot be reasonably estimated at this time.

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2008
3.2	Second Amended and Restated Bylaws, Dated January 28, 2022	Incorporated by reference to the Company’s Form 8-K filed on February 2, 2022
3.3	Articles Supplementary relating to Nocopi Technologies, Inc.’s election to be subject to Sections 3-803, 3-804(a), 3-804(b) and 3-804(c) of the Maryland General Corporation Law	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2021
4.1	Form of Certificate of Common Stock	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 7, 2006
4.2	Securities registered under Section 12 of the Exchange Act	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2020
10.1†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 15, 1999
10.2	Director Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.3	Officer Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.4†	Employment Agreement with Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008
10.5†	Employment Agreement Amendment - Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Form 8-K filed on December 17, 2019
10.6†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2010
10.7†	Employment Agreement with Terry W. Stovold	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012
10.8	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.9	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
10.10	Lease Agreement dated December 12, 2013 relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.11	Lease Extension Agreement dated September 28, 2018	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.12	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated November 28, 2018 between the Company and Santander Bank	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019

10.13	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

———————

† Compensation plans and arrangements for executives and others.