Form 10-Q
period 2022-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2022-05-06
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,495,055 shares of common stock, par value $0.01, as of May 3,2022.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Comprehensive Income*

(unaudited)

	Three Months ended March 31
	2022	2021
Revenues
Licenses, royalties and fees	$137,300	$185,500
Product and other sales	202,100	425,900
	339,400	611,400

Cost of revenues
Licenses, royalties and fees	39,500	47,100
Product and other sales	126,700	173,200
	166,200	220,300
Gross profit	173,200	391,100

Operating expenses
Research and development	39,500	44,500
Sales and marketing	64,800	83,200
General and administrative	277,700	145,500
	382,000	273,200
Net income (loss) from operations	(208,800)	117,900

Other income (expenses)
Interest income	5,800	4,800
Interest expense and bank charges	(400)	(600)
	5,400	4,200
Net income (loss) before income taxes	(203,400)	122,100
Income taxes	—	7,300
Net income (loss)	$(203,400)	$114,800

Basic net income (loss) per common share	$(.00)	$.00
Diluted net income (loss) per common share	$(.00)	$.00

Weighted average common shares outstanding
Basic	67,495,055	67,353,690
Diluted	67,495,055	67,477,603

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

(unaudited)

	March 31	December 31
	2022	2021

Assets
Current assets
Cash	$2,016,900	$1,846,700
Accounts receivable less $12,000 allowance for doubtful accounts	799,100	970,800
Inventory	511,100	422,700
Prepaid and other	80,900	160,000
Total current assets	3,408,000	3,400,200

Fixed assets
Leasehold improvements	58,400	58,400
Furniture, fixtures and equipment	164,100	164,100
	222,500	222,500
Less: accumulated depreciation and amortization	142,700	134,200
	79,800	88,300
Other assets
Long-term receivables	92,300	185,000
Operating lease right of use – building	104,200	115,800
	196,500	300,800
Total assets	$3,684,300	$3,789,300

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$99,300	$3,700
Accrued expenses	172,400	151,500
Operating lease liability – current	48,300	47,500
Total current liabilities	320,000	202,700

Other liabilities
Accrued expenses, non-current	6,500	13,000
Operating lease liability – non-current	55,900	68,300
	62,400	81,300

Stockholders' equity
Common stock, $0.01 par value Authorized – 75,000,000 shares Issued and outstanding – 67,495,055 shares	675,000	675,000
Paid-in capital	12,577,100	12,577,100
Accumulated deficit	(9,950,200)	(9,746,800)
Total stockholders' equity	3,301,900	3,505,300
Total liabilities and stockholders' equity	$3,684,300	$3,789,300

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Three Months ended March 31
	2022	2021
Operating Activities
Net income (loss)	$(203,400)	$114,800
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,500	6,100
Other assets	104,300	105,100
Other liabilities	(18,100)	(17,500)
	(108,700)	208,500

(Increase) decrease in assets
Accounts receivable	171,700	113,200
Inventory	(88,400)	(59,900)
Prepaid and other	79,100	34,200
Increase in liabilities
Accounts payable and accrued expenses	116,500	62,100
Income taxes	—	7,300
	278,900	156,900
Net cash provided by operating activities	170,200	365,400

Increase in cash	170,200	365,400
Cash at beginning of year	1,846,700	1,362,800
Cash at end of period	$2,016,900	$1,728,200

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Periods December 31, 2021 through March 31, 2022

and December 31, 2020 through March 31, 2021

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	67,495,055	$675,000	$12,577,100	$(9,746,800)	$3,505,300

Net loss				(203,400)	(203,400)
Balance at March 31, 2022	67,495,055	$675,000	$12,577,100	$(9,950,200)	$3,301,900

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	67,353,690	$673,500	$12,575,800	$(9,796,200)	$3,453,100

Net income				114,800	114,800
Balance at March 31, 2021	67,353,690	$673,500	$12,575,800	$(9,681,400)	$3,567,900

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 30, 2022, as amended on April 29, 2022 (the “2021 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2021 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2022 may not be necessarily indicative of the operating results expected for the full year.

A novel strain of coronavirus, COVID-19, that was first identified in Wuhan, China in December 2019 has surfaced in many countries around the world including the United States. Many countries continue to experience reoccurrences of COVID-19 to the current date. The World Health Organization has declared COVID-19 to constitute a global pandemic. Certain state and local governments reacted by placing significant restrictions on businesses including a closure in Pennsylvania of non-essential businesses that was announced on March 20, 2020. While most Pennsylvania businesses have been allowed to reopen, often at limited capacity and with certain restrictions, as of the current date, there can be no assurances that future closures will be avoided. A requirement to close our Company for a considerable period of time could result in a negative impact on our Company’s financial condition and results of operations. Additionally, as our Company imports certain raw materials from China, if an extended disruption of the supply of these raw materials were to occur, such as the vessel delays resulting from the congestion experienced in certain Chinese ports due to a COVID-19 outbreak in the second quarter of 2021 and continuing to the present time, our ability to produce products for sale to our customers could be negatively impacted. Additionally, certain of the Company’s licensees in the entertainment and toy products market who utilize printers in China to produce their products have been affected by the COVID-19 related cargo surge beginning in the third quarter of 2021 and continuing to the present time at major Chinese and United States ports as well as the world-wide container shortage resulting in significantly higher shipping costs, and have responded by deferring or scaling back production of their orders and, in some cases, rescheduling the shipping of completed orders. Such deferrals may affect the number and value of orders placed by the Company’s licensed printers in the entertainment and toy products market. Further, restrictions on our customers and licensees in areas affected by the COVID-19 could adversely affect our results of operations and financial condition. Our Company’s operating results for the first quarter of 2022 are reflective of the effects of the ongoing cargo surge as well as lockdowns in certain Chinese cities, including Shanghai, during the first quarter of 2022 that affected businesses and production in those areas. As the COVID-19 pandemic continues to spread with the Omicron variant, the BA.2 variant and other newly identified variants and sub-variants, any future financial impact cannot be reasonably estimated at this time. We cannot predict the scope or magnitude of the negative effect that may result from the impact of the COVID-19 pandemic on the Company’s financial condition and results of operations. Our Company’s results of operations were negatively affected in earlier periods in part as a result of a significant increase in the cost of raw materials utilized by our Company in the manufacture of certain of its products as a result of price increases related to the impact of the ongoing COVID-19 pandemic on the availability and supply of these raw materials. While prices of these raw materials have declined at the present time, there can be no assurances that raw material prices will remain at current levels or decrease to pre-COVID-19 pandemic levels in future periods. As the COVID-19 pandemic continues to spread both in its original form and in the recently identified variants of COVID-19 along with the potential re-imposition of certain COVID-19 restrictions currently being considered by federal, state and local governments, any future financial impact cannot be reasonably estimated at this time.

Our Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income (loss).  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  Since our Company has no items of other comprehensive income (loss), comprehensive income (loss) is equal to net income (loss).

Note 2. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At March 31, 2022, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at March 31, 2022.

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Stock Warrants

At March 31, 2021, our Company had warrants outstanding to purchase 141,365 of our Company’s common stock at $0.02 per share. The warrants were granted in 2014 to two individuals who acquired convertible debentures from the Company in 2014. The warrants were exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances was accreted through interest expense over the term of the notes payable. During the second quarter of 2021, holders of these 141,365 warrants that had been outstanding exercised their options to purchase a total of 141,365 shares of our Company’s common stock at $0.02 per share.

Note 5. Income Taxes

There is no income tax benefit for the losses for the three months ended March 31, 2022 because our Company has determined that the realization of the net deferred tax asset is not assured. Our Company has created a valuation allowance for the entire amount of such benefits. There is no provision for federal income taxes for the three months ended March 31, 2021 due to the availability of net operating loss carryforwards.

The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Three Months ended March 31,
	2022	2021
Current state taxes	$—	$7,300
Deferred state taxes	—	—
Income tax expense (benefit)	$—	$7,300

There was no change in unrecognized tax benefits during the period ended March 31, 2022 and there was no accrual for uncertain tax positions as of March 31, 2022.

Tax years from 2018 through 2021 remain subject to examination by U.S. federal and state jurisdictions.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Earnings per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share involves the assumption that outstanding common shares are increased by shares issuable upon exercise of those warrants for which the market price exceeds the exercise price. The number of shares issuable upon the exercise of such warrants is decreased by shares that could have been purchased by our Company with related proceeds. For the three months ended March 31, 2021, the number of incremental common shares resulting from the assumed conversion of warrants was 123,913. Since our Company did not have any outstanding warrants or other common stock equivalents as of March 31, 2022, basic and diluted loss per share were the same.

Note 7. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Nine Months ended September 30
	2021	2020
Customer A	43%	67%
Customer B	26%	19%
Customer C	15%	—%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31	December 31
	2022	2021
Customer A	16%	30%
Customer B	73%	65%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2021	2020
North America	$123,900	$169,700
South America	1,600	1,500
Asia	197,900	413,500
Australia	16,000	26,700
	$339,400	$611,400

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Leases

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

Total lease expense under operating leases for each of the three month periods ended March 31, 2022 and March 31, 2021 was $13,300.

Maturities of lease liabilities were as follows:

Operating Leases
Year ending December 31
2022	$41,200
2023	56,200
2024	18,900
Total lease payments	116,300
Less imputed interest	(12,100)
Total	$104,200

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The extent to which the COVID-19 pandemic may impact our future financial and operational performance will be dependent on many factors that we may not be able to predict because they continue to change and evolve depending on both national and local circumstances. These factors include, among others, the following: government restrictions affecting our employees, customers and suppliers, changes in our revenues due to lower customer demand as a result of the pandemic, and a potential inability to obtain raw materials due to lower availability. We continue to monitor the impact of COVID-19 on our business but we cannot accurately predict the extent to which it will adversely affect our future results of operations, financial condition or cash flows.
•	The extent to which we are successful in gaining new long-term relationships with customers or retaining significant existing customers and the level of service failures that could lead customers to use competitors' services.
•	Our ability to improve our current credit rating with our vendors and the impact on our raw materials and other costs and competitive position of doing so.
•	The impact of losing our intellectual property protections or the loss in value of our intellectual property.
•	Changes in customer demand.
•	The adequacy of our cash flow and earnings and other conditions which may affect our ability to timely service our debt obligations.
•	The occurrence of hostilities, political instability or catastrophic events.
•	Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, and throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with our condensed financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022, as amended on April 29, 2022.

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

The impact of COVID-19 on our Company had little effect on the financial results through the first six months of 2021; however, beginning in the third quarter of 2021, certain of the Company’s licensees in the entertainment and toy products market who utilize printers in China to produce their products have been adversely affected by the cargo surge related to congestion experienced in certain Chinese ports due to a COVID-19 outbreak that began in the second quarter of 2021. The cargo surge continues to the present time, now adversely affecting major United States ports. The world-wide cargo surge along with a container shortage resulted in significantly higher shipping costs since the third quarter of 2021. Certain of our Company’s licensees in the entertainment and toy products market have responded by deferring or scaling back production and size of future orders and, in some cases, rescheduling the shipping of completed orders. Ink orders from our Company’s licensed printers in China have fallen significantly beginning in the third quarter of 2021 compared to earlier periods. These supply chain disruptions are being experienced by many businesses including our Company’s licensees. A continuance of these supply chain disruptions may negatively impact the number and value of orders placed by our Company’s licensed printers in the entertainment and toy products market with a resultant negative impact on our Company’s results of operations and cash flow in future periods.

We did not suffer a drop off in total earned royalties in the entertainment and toy products market as a result of COVID-19 through the third quarter of 2021 as retail demand continued to be strong for the products marketed by our licensees in the entertainment and toy products market. Beginning in the fourth quarter of 2021 and continuing through the first quarter of 2022, reflecting the significantly higher shipping costs caused by the COVID-19 related cargo surge at major China and United States ports and the world-wide container shortage, ink orders from the printers of our licensees in the entertainment and toy products market were significantly below historical levels. We continue to experience a negative impact on revenues in our smaller anti-counterfeiting and anti-diversion products market due to reduced production activity at certain printing facilities that utilize these technologies and anticipate that these conditions may continue for a period of time. However, unlike earlier periods, licensing revenues in the entertainment and toy products market declined in both the fourth quarter of 2021 and the first quarter of 2022. While the products of our licensees in the larger entertainment and toy products market are sold by both large and smaller retailers, most of whom are now open, and are also available for purchase online, we believe that revenues may not continue to be achieved at levels experienced in earlier periods due to the negative economic conditions that are expected to continue over the balance of the year and beyond as a result of COVID-19, increasing inflation and other factors affecting consumer spending. A slowdown and/or a reallocation in overall consumer spending may affect the sales of products marketed by our licensees. Our major licensees in the entertainment and toy products market are large, well-known businesses in this market with whom we believe our long-term relationship will not be adversely affected by the COVID-19 pandemic, supply chain disruptions and the current inflationary conditions.

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

Revenues for the first quarter of 2022 were $339,400 compared to $611,400 in the first quarter of 2021, a decrease of $272,000, or approximately 44%. Licenses, royalties and fees decreased by $48,200, or approximately 26%, in the first quarter of 2022 to $137,300 from $185,500 in the first quarter of 2021. The decrease in licenses, royalties and fees in the first quarter of 2022 compared to the first quarter of 2021 is due primarily to lower royalties from our Company’s licensees in the entertainment and toy products market and the security markets, both of which continue to be negatively affected by the COVID-19 pandemic. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic that is continuing to negatively impact all worldwide economies.

Product and other sales decreased by $223,800, or approximately 53%, to $202,100 in the first quarter of 2022 from $425,900 in the first quarter of 2021. Sales of ink decreased in the first quarter of 2022 compared to the first quarter of 2021 due primarily to lower ink shipments to the third party authorized printer used by two of our Company’s major licensees in the entertainment and toy products market primarily due to the negative effects of COVID-19 on this market and lower ink shipments to our Company’s licensees in the retail receipt and document fraud market. In the first quarter of 2022, our Company derived revenues of approximately $306,500 from our Company’s licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $561,600 in the first quarter of 2021.

Our Company’s gross profit decreased to $173,200, or approximately 51% of gross revenues, in the first quarter of 2022 from $391,100, or approximately 64% of gross revenues, in the first quarter of 2021. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as our Company’s overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 71% in the first quarter of 2022 from approximately 75% in the first quarter of 2021.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. Primarily due to lower sales of inks and other products in the first quarter of 2022 compared to the first quarter of 2021, there was a lower gross profit from product and other sales of approximately 37% of revenues in the first quarter of 2022 compared to a gross profit of approximately 59% of revenues in the first quarter of 2021.

Research and development expenses decreased in the first quarter of 2022 to $39,500 compared to $44,500 in the first quarter of 2021 due primarily to lower employee related expenses in the first quarter of 2022 compared to the first quarter of 2021.

Sales and marketing expenses decreased to $64,800 in the first quarter of 2022 from $83,200 in the first quarter of 2021 due primarily to lower commission expense on the lower level of revenues in the first quarter of 2022 compared to the first quarter of 2021.

General and administrative expenses increased in the first quarter of 2022 to $277,700 compared to $145,500 in the first quarter of 2021 due primarily to significantly higher professional fees in the first quarter of 2022 compared to the first quarter of 2021.

Income taxes in the first quarter of 2021 result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net loss of $203,400 in the first quarter of 2022 compared to net income of $114,800 in the first quarter of 2021 resulted primarily from a lower gross profit on a lower level of licenses, royalties and fees and lower product sales and higher operating expenses in the first quarter of 2022 compared to the first quarter of 2021.

Plan of Operation, Liquidity and Capital Resources

During the first quarter of 2022, our Company’s cash increased to $2,016,900 at March 31, 2022 from $1,846,700 at December 31, 2021. During the first quarter of 2022, our Company generated $170,200 from its operating activities.

During the first quarter of 2022, our Company’s revenues decreased approximately 44% primarily as a result of lower royalty revenues from our Company’s licensees in the entertainment and toy products market and lower sales of ink to the authorized printers of our Company’s licensees in the entertainment and toy products market. Our total overhead expenses increased in the first quarter of 2022 to $382,000 compared to $273,200 in the first quarter of 2021 and our Company’s income tax expense decreased in the first quarter of 2022 compared to the first quarter of 2021. As a result of these factors, our Company sustained a net loss of $203,400 in the first quarter of 2022 compared to net income of $114,800 in the first quarter of 2021. Our Company had positive operating cash flow of $170,200 during the first quarter of 2022. At March 31, 2022, our Company had working capital of $3,088,000 and stockholders’ equity of $3,301,900. For the full year of 2021, our Company had net income of $49,400 and had positive operating cash flow of $512,700. At December 31, 2021, our Company had working capital of $3,197,500 and stockholders’ equity of $3,505,300.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment throughout the balance of 2022 and beyond due to the ongoing COVID-19 pandemic and its effect on the global economy, geopolitical instability including the Russia-Ukraine war and the supply chain disruptions related to both as well as the record inflation currently being experienced in the United States. As a result, our revenues, results of operations and liquidity may be further negatively impacted.

Contractual Obligations

As of March 31, 2022, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, as amended on April 29, 2022, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of March 31, 2022, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2022, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5.  Other Information

(b) Changes to Director Nomination Procedures

On January 28, 2022, our Board of Directors amended and restated our Company’s bylaws in their entirety. Our bylaws contain procedures by which security holders may recommend nominees to our Board of Directors. These new procedures are contained in Article II, Section 11 of our bylaws. The foregoing discussion does not purport to be complete and is qualified in its entirety by reference to the attached bylaws.

Item 6.  Exhibits

The following exhibits are included herein:

Exhibit Number	Description of Exhibit	Location
3.2	Second Amended and Restated Bylaws, Dated January 28, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 02/02/2022
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
99.1	Nomination and Standstill Agreement, Dated March 29, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 03/29/2022
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, our Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: May 6, 2022	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: May 6, 2022	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Location
3.2	Second Amended and Restated Bylaws, Dated January 28, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 02/02/2022
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
99.1	Nomination and Standstill Agreement, Dated March 29, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 03/29/2022
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

