Form 10-Q
period 2022-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2022-08-12
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,495,055 shares of common stock, par value $0.01, as of August 8,2022.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Nocopi Technologies, Inc.

Statements of Comprehensive Income*

(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2022	2021	2022	2021

Revenues
Licenses, royalties and fees	$169,800	$144,900	$307,100	$330,400
Product and other sales	344,500	369,000	546,600	794,900
Total revenues	514,300	513,900	853,700	1,125,300

Cost of revenues
Licenses, royalties and fees	46,400	49,500	85,900	96,600
Product and other sales	154,800	184,300	281,500	357,500
Total cost of revenues	201,200	233,800	367,400	454,100
Gross profit	313,100	280,100	486,300	671,200

Operating expenses
Research and development	32,500	45,800	72,000	90,300
Sales and marketing	76,700	74,200	141,500	157,400
General and administrative	506,700	117,700	784,400	263,200
Total operating expenses	615,900	237,700	997,900	510,900
Net income (loss) from operations	(302,800)	42,400	(511,600)	160,300

Other income (expenses)
Interest income	6,100	5,300	11,900	10,100
Interest expense and bank charges	(300)	(600)	(700)	(1,200)
Total other income (expenses)	5,800	4,700	11,200	8,900
Net income (loss) before income taxes	(297,000)	47,100	(500,400)	169,200
Income taxes	—	4,600	—	11,900
Net income (loss)	$(297,000)	$42,500	$(500,400)	$157,300

Basic net income (loss) per common share	$(.00)	$.00	$(.01)	$.00
Diluted net income (loss) per common share	$(.00)	$.00	$(.01)	$.00

Basic weighted average common shares outstanding	67,495,055	67,400,812	67,495,055	67,377,251
Diluted weighted average common shares outstanding	67,495,055	67,400,812	67,495,055	67,377,251

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

(unaudited)

	June 30	December 31
	2022	2021
Assets
Current assets
Cash	$1,593,400	$1,846,700
Accounts receivable less $12,000 allowance for doubtful accounts	1,079,000	970,800
Inventory	454,600	422,700
Prepaid and other	59,500	160,000
Total current assets	3,186,500	3,400,200

Fixed assets
Leasehold improvements	58,400	58,400
Furniture, fixtures and equipment	164,100	164,100
Fixed assets, gross	222,500	222,500
Less: accumulated depreciation and amortization	151,200	134,200
Total fixed assets	71,300	88,300
Other assets
Long-term receivable	—	185,000
Operating lease right of use – building	92,400	115,800
Other assets	92,400	300,800
Total assets	$3,350,200	$3,789,300

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$54,400	$3,700
Accrued expenses	198,500	151,500
Operating lease liability – current	49,000	47,500
Total current liabilities	301,900	202,700

Other liabilities
Accrued expenses – non-current	—	13,000
Operating lease liability – non-current	43,400	68,300
Total other liabilities	43,400	81,300
Stockholders' equity
Common stock, $0.01 par value Authorized – 75,000,000 shares Issued and outstanding – 67,495,055 shares	675,000	675,000
Paid-in capital	12,577,100	12,577,100
Accumulated deficit	(10,247,200)	(9,746,800)
Total stockholders' equity	3,004,900	3,505,300
Total liabilities and stockholders' equity	$3,350,200	$3,789,300

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Six Months ended June 30
	2022	2021
Operating Activities
Net income (loss)	$(500,400)	$157,300
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	17,000	12,700
Other assets	208,400	209,900
Other liabilities	(36,400)	(35,100)
Net income adjusted for non-cash operating activities	(311,400)	344,800

(Increase) decrease in assets
Accounts receivable	(108,200)	311,700
Inventory	(31,900)	(161,700)
Prepaid and other	100,500	68,400
Increase (decrease) in liabilities
Accounts payable and accrued expenses	97,700	37,300
Taxes on income	—	(26,100)
Total increase in operating capital	58,100	229,600
Net cash provided by (used in) operating activities	(253,300)	574,400

Investing Activities
Additions to fixed assets	—	(31,600)
Net cash used in investing activities	—	(31,600)

Financing Activities
Exercise of warrants	—	2,800
Net cash provided by financing activities	—	2,800

Increase (decrease) in cash	(253,300)	545,600
Cash at beginning of year	1,846,700	1,362,800
Cash at end of period	$1,593,400	$1,908,400

Supplemental Disclosure of Non Cash Investing Activities
Disposal of furniture, fixtures and equipment
Accumulated depreciation and amortization	$—	$600
Furniture, fixtures and equipment	$—	$(600)

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Periods December 31, 2021 through June 30, 2022 and December 31, 2020 through June 30, 2021

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	67,495,055	$675,000	$12,577,100	$(9,746,800)	$3,505,300

Net loss		—	—	(203,400)	(203,400)
Balance at March 31, 2022	67,495,055	675,000	12,577,100	(9,950,200)	3,301,900

Net loss	—	—	—	(297,000)	(297,000)
Balance – June 30, 2022	67,495,055	$675,000	$12,577,100	$(10,247,200)	$3,004,900

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2020	67,353,690	$673,500	$12,575,800	$(9,796,200)	$3,453,100

Net income	—	—	—	114,800	114,800
Balance – March 31, 2021	67,353,690	673,500	12,575,800	(9,681,400)	3,567,900

Exercise of warrants	141,365	1,500	1,300		2,800

Net income	—	—	—	42,500	42,500
Balance June 30, 2021	67,495,055	$675,000	$12,577,100	$(9,638,900)	$3,613,200

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 30, 2022, as amended on April 29, 2022 (the “2021 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2021 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2022 may not be necessarily indicative of the operating results expected for the full year.

A novel strain of coronavirus, COVID-19, that was first identified in Wuhan, China in December 2019 has surfaced in many countries around the world including the United States. Many countries continue to experience reoccurrences of COVID-19 to the current date. The World Health Organization has declared COVID-19 to constitute a global pandemic. Certain state and local governments reacted by placing significant restrictions on businesses including a closure in Pennsylvania of non-essential businesses that was announced on March 20, 2020. While most Pennsylvania businesses have been allowed to reopen, often at limited capacity and with certain restrictions, as of the current date, there can be no assurances that future closures will be avoided. A requirement to close our Company for a considerable period of time could result in a negative impact on our Company’s financial condition and results of operations. Additionally, as our Company imports certain raw materials from China, if an extended disruption of the supply of these raw materials were to occur, such as the vessel delays resulting from the congestion experienced in certain Chinese ports due to a COVID-19 outbreak in the second quarter of 2021 and continuing to the present time, our ability to produce products for sale to our customers could be negatively impacted. Additionally, certain of the Company’s licensees in the entertainment and toy products market who utilize printers in China to produce their products have been affected by the COVID-19 related cargo surge beginning in the third quarter of 2021 and continuing to the present time at major Chinese and United States ports as well as the world-wide container shortage resulting in significantly higher shipping costs, and have responded by deferring or scaling back production of their orders and, in some cases, rescheduling the shipping of completed orders. Such deferrals may affect the number and value of orders placed by the Company’s licensed printers in the entertainment and toy products market. Further, restrictions on our customers and licensees in areas affected by the COVID-19 could adversely affect our results of operations and financial condition. Our Company’s operating results for the first half of 2022 are reflective of the effects of the ongoing cargo surge as well as lockdowns in certain Chinese cities, including the two month lockdown in Shanghai, during the first half of 2022 that affected businesses and production in those areas. As the COVID-19 pandemic continues to spread with the Omicron variant, the latest variants, BA.4 and BA.5, as well as other recently identified variants and sub-variants, any future financial impact cannot be reasonably estimated at this time. We cannot predict the scope or magnitude of the negative effect that may result from the impact of the COVID-19 pandemic on the Company’s financial condition and results of operations. Our Company’s results of operations were negatively affected in earlier periods in part as a result of a significant increase in the cost of raw materials utilized by our Company in the manufacture of certain of its products as a result of price increases related to the impact of the ongoing COVID-19 pandemic on the availability and supply of these raw materials. While prices of these raw materials have declined at the present time, there can be no assurances that raw material prices will remain at current levels or decrease to pre-COVID-19 pandemic levels in future periods. As the COVID-19 pandemic continues to spread both in its original form and in the recently identified variants of COVID-19 along with the potential re-imposition of COVID-19 restrictions that may be considered by federal, state and local governments, any future financial impact cannot be reasonably estimated at this time.

Our Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income.  Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Since our Company has no items of other comprehensive income (loss), comprehensive income (loss) is equal to net income (loss).

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At June 30, 2022, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at June 30, 2022.

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

Note 4. Stock Warrants

During the second quarter of 2021, holders of the remaining 141,365 warrants that had been outstanding exercised their options to purchase a total of 141,365 shares of our Company’s common stock at $0.02 per share. The warrants were granted in 2014 to two individuals who acquired convertible debentures from the Company in 2014. The warrants were exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances was accreted through interest expense over the term of the notes payable. At June 30, 2022, our Company had no warrants outstanding.

Note 5. Income Taxes

There is no income tax benefit for the losses for the three and six months ended June 30, 2022 because our Company has determined that the realization of the net deferred tax asset is not assured. Our Company has created a valuation allowance for the entire amount of such benefits. There is no provision for federal income taxes for the three and six months ended June 30, 2021 due to the availability of net operating loss carryforwards.

The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Three Months ended June 30		Six Months ended June 30
	2022	2021	2022	2021
Current state taxes	$—	$4,600	$—	$11,900
Deferred state taxes	—	—	—	—
Income tax expense (benefit)	$—	$4,600	$—	$11,900

There was no change in unrecognized tax benefits during the period ended June 30, 2022 and there was no accrual for uncertain tax positions as of June 30, 2022. Tax years from 2018 through 2021 remain subject to examination by U.S. federal and state jurisdictions.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Since our Company did not have any common stock equivalents outstanding as of June 30, 2022 and June 30, 2021, basic and diluted earnings (loss) per share were the same.

Note 7. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended June 30		Six Months ended June 30
	2022	2021	2022	2021
Customer A	63%	38%	55%	54%
Customer B	22%	17%	24%	18%
Customer C	—	32%	6%	14%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30	December 31
	2022	2021
Customer A	37%	30%
Customer B	54%	65%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended June 30		Six Months ended June 30
	2022	2021	2022	2021
North America	$160,900	$141,200	$284,800	$310,900
South America	—	2,600	1,600	4,100
Asia	330,000	362,100	527,900	775,600
Australia	23,400	8,000	39,400	34,700
	$514,300	$513,900	$853,700	$1,125,300

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

Total lease expense under operating leases for the three and six months ended June 30, 2022 was $13,400 and $26,700, respectively. Total lease expense under operating leases for the three and six months ended June 30, 2021 was $13,400 and $26,700, respectively.

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31
2022	$27,500
2023	56,200
2024	18,900
Total lease payments	102,600
Less imputed interest	(10,200)
Total	$92,400

Note 9. Subsequent Events

On August 1, 2022 our Company entered into a stock purchase agreement in connection with a private placement for total gross proceeds of $3.5 million. The purchase agreement provides for the issuance of an aggregate of 2,500,000 shares of our Company’s common stock, par value $0.01 per share, to two investors at a purchase price of $1.40 per share, as adjusted for our Company’s contemplated one-for-ten (1:10) reverse stock split of our common stock. To enable the private placement transaction, our Board of Directors (“Board”) approved a 1-for-10 (1:10) reverse stock split of our common stock. The effective date of the reverse stock split is Friday, August 26, 2022. The closing of the purchase agreement is expected to occur as soon as possible following the consummation of the reverse stock split. If the closing has not occurred by September 15, 2022, any purchaser named in the stock purchase agreement may, at its sole discretion, terminate the purchase agreement by providing written notice to our Company. The closing is subject to the occurrence of the reverse stock split and our Company’s satisfaction of certain additional conditions. There is no guarantee that the closing of the purchase agreement will occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The extent to which the COVID-19 pandemic may impact our future financial and operational performance will be dependent on many factors that we may not be able to predict because they continue to change and evolve depending on both national and local circumstances. These factors include, among others, the following: government restrictions affecting our employees, customers and suppliers, changes in our revenues due to lower customer demand as a result of the pandemic and a potential inability to obtain raw materials due to lower availability. We continue to monitor the impact of COVID-19 and the recently identified variants of COVID-19 on our business but we cannot accurately predict the extent to which it will adversely affect our future results of operations, financial condition or cash flows.
•	The extent to which we are successful in gaining new long-term relationships with customers or retaining significant existing customers and the level of service failures that could lead customers to use competitors' services.
•	Our ability to improve our current credit rating with our vendors and the impact on our raw materials and other costs and competitive position of doing so.
•	The impact of losing our intellectual property protections or the loss in value of our intellectual property.
•	Changes in customer demand.
•	The likelihood of an economic recession in the United States and globally.
•	Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, and throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The impact of COVID-19 on our Company had little effect on the financial results through the first six months of 2021; however, beginning in the third quarter of 2021, certain of the Company’s licensees in the entertainment and toy products market who utilize printers in China to produce their products have been adversely affected by the cargo surge related to congestion experienced in certain Chinese ports due to a COVID-19 outbreak that began in the second quarter of 2021. The cargo surge continues to the present time, now adversely affecting major United States ports. The world-wide cargo surge along with a container shortage resulted in significantly higher shipping costs since the third quarter of 2021. Certain of our Company’s licensees in the entertainment and toy products market have responded by deferring or scaling back production and size of future orders and, in some cases, rescheduling the shipping of completed orders. Ink orders from our Company’s licensed printers in China have fallen significantly beginning in the third quarter of 2021 compared to earlier periods. These supply chain disruptions are being experienced by many businesses including our Company’s licensees. A continuance of these supply chain disruptions that are forecast to persist into mid-2023 may negatively impact the number and value of orders placed by our Company’s licensed printers in the entertainment and toy products market with a resultant negative impact on our Company’s results of operations and cash flow in future periods.

We did not suffer a drop off in total earned royalties in the entertainment and toy products market as a result of COVID-19 through the third quarter of 2021 as retail demand continued to be strong for the products marketed by our licensees in the entertainment and toy products market. Beginning in the fourth quarter of 2021 and continuing through the second quarter of 2022, reflecting the significantly higher shipping costs caused by the COVID-19 related cargo surge at major China and United States ports and the world-wide container shortage, ink orders from the printers of our licensees in the entertainment and toy products market were significantly below historical levels. We continue to experience a negative impact on revenues in our smaller anti-counterfeiting and anti-diversion products market due to reduced production activity at certain printing facilities that utilize these technologies and anticipate that these conditions may continue for a period of time. Licensing revenues in the entertainment and toy products market declined in both the fourth quarter of 2021 and the first quarter of 2022; however, in the second quarter of 2022, licensing revenues in the entertainment and toy products market increased by approximately 38% compared to the second quarter of 2021. While the products of our licensees in the larger entertainment and toy products market are sold by both large and smaller retailers, most of whom are now open, and are also available for purchase online, we believe that revenues may not continue to be achieved at levels experienced in earlier periods due to the negative economic conditions that are expected to continue over the balance of the year and beyond as a result of COVID-19, increasing inflation, interest rate increases, the probability of an economic recession in the United States and globally along with and other factors affecting consumer spending. A slowdown and/or a reallocation in overall consumer spending resulting from the record inflationary conditions being experienced world-wide may affect the sales of products marketed by our licensees. Our major licensees in the entertainment and toy products market are large, well-known businesses in this market with whom we believe our long-term relationship will not be adversely affected by the COVID-19 pandemic, supply chain disruptions, effects of the ongoing Russia-Ukraine war and the record inflation currently being experienced in the major markets for our products.

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

Revenues for the second quarter of 2022 were $514,300 compared to $513,900 in the second quarter of 2021, an increase of $400. Licenses, royalties and fees increased by $24,900, or approximately 17%, to $169,800 in the second quarter of 2022 from $144,900 in the second quarter of 2021. The increase in licenses, royalties and fees in the second quarter of 2022 compared to the second quarter of 2021 is due primarily to higher royalties from our Company’s licensees in entertainment and toy products market offset in part by lower revenues from our Company’s licensees in the security markets which continue to be negatively affected by the COVID-19 pandemic and the variants of COVID-19 that have recently been identified. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the ongoing COVID-19 pandemic that is continuing to negatively impact all worldwide economies.

Product and other sales decreased by $24,500, or approximately 7%, to $344,500 in the second quarter of 2022 from $369,000 in the second quarter of 2021. Sales of ink decreased in the second quarter of 2022 compared to the second quarter of 2021 due primarily to lower ink shipments to the third party authorized printers used by our Company’s major licensees in the entertainment and toy products market. In the second quarter of 2022, our Company derived revenues of approximately $471,300 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $461,100 in the second quarter of 2021.

For the first six months of 2022, revenues were $853,700, representing a decrease of $271,600, or approximately 24%, from revenues of $1,125,300 in the first six months of 2021. Licenses, royalties and fees decreased by $23,300, or approximately 7%, to $307,100 in the first six months of 2022 from $330,400 in the first six months of 2021. The decrease in licenses, royalties and fees is due primarily to higher royalties from our Company’s licensees in the entertainment and toy products market offset by lower revenues from our Company’s licensees in the security markets which continue to be negatively affected by the COVID-19 pandemic and the variants of COVID-19 that have recently been identified. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic that is continuing to negatively impact all worldwide economies along with recently identified variants of the COVID-19 virus.

Product and other sales decreased by $248,300, or approximately 31%, to $546,600 in the first six months of 2022 from $794,900 in the first six months of 2021. Sales of ink decreased in the first six months of 2022 compared to the first six of 2021 due primarily to lower ink shipments to the third party authorized printers used by our Company’s major licensees in the entertainment and toy products market and lower ink shipments to our Company’s licensees in the retail receipt and document fraud market. Our Company derived revenues of approximately $777,800 from licensees and their authorized printers in the entertainment and toy products market in the first six months of 2022 compared to revenues of approximately $1,022,700 in the first six months of 2021.

Our Company’s gross profit increased to $313,100 in the second quarter of 2022, or approximately 61% of revenues, from $280,100 in the second quarter of 2021, or approximately 55% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in the second quarter of 2022 compared to the second quarter of 2021 results primarily from higher revenues from licenses, royalties and fees and a favorable mix of product and other sales in the second quarter of 2022 compared to the second quarter of 2021.

For the first six months of 2022, gross profit was $486,300, or approximately 57% of revenues, compared to $671,200, or approximately 60% of revenues, in the first six months of 2021. The lower gross profit in the first six months of 2022 compared to the first six months of 2021 results primarily from lower licenses, royalties and fees in the first six months of 2022 and lower revenues from product and other sales in the first six months of 2022 compared to the first six months of 2021.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees increased to approximately 73% in the second quarter of 2022 compared to approximately 66% in the second quarter of 2021 and to approximately 72% of revenues from licenses, royalties and fees in the first six months of 2022 from approximately 71% in the first six months of 2021.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 55% of revenues in the second quarter of 2022 compared to approximately 50% of revenues in the second quarter of 2021. For the first six months of 2022, the gross profit, expressed as a percentage of revenues, decreased to approximately 48% of revenues from product and other sales compared to approximately 55% of revenues from product and other sales in the first six months of 2021. The increase in gross profit from product and other sales in the second quarter of 2022 compared to the second quarter of 2021 is due primarily to a favorable mix of products in the second quarter of 2022 compared to the second quarter of 2021. The decrease in gross profit from product and other sales in the first six months of 2022 compared to the first six months of 2021 is due primarily to lower ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market.

Research and development expenses decreased in the second quarter of 2022 to $32,500 from $45,800 in the second quarter of 2021 and to $72,000 in the first six months of 2022 from $90,300 in the first six months of 2021 due primarily to lower employee related expenses in the second quarter and first six months of 2022 compared to the second quarter and first six months of 2022.

Sales and marketing expenses increased to $76,700 in the second quarter of 2022 from $74,200 in the second quarter of 2021 and decreased to $141,500 in the first six months of 2022 from $157,400 in the first six months of 2021. The increase in the second quarter of 2022 compared to the second quarter of 2021 is due primarily to higher commission and employee related expenses in the second quarter of 2022 compared to the second quarter of 2021. The decrease in the first six months of 2022 compared to the first six months of 2021 is due primarily to lower commission expense on the lower level of revenues in the first six months of 2022 compared to the first six months of 2021.

General and administrative expenses increased in the second quarter and first six months of 2022 to $506,700 and $784,400, respectively, from $117,700 and $263,200, respectively, in the second quarter and first six months of 2021 due primarily to significantly higher professional fees in the second quarter and first six months of 2022 compared to the second quarter and first six months of 2021.

Income taxes in the second quarter and first six months of 2021 result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net loss of $297,000 in the second quarter of 2022 compared to net income $42,500 in the second quarter of 2021 resulted primarily from higher operating expenses in the second quarter of 2022 compared to the second quarter of 2021. The net loss of $500,400 in the first six months of 2022 compared to net income of $157,300 in the first six months of 2021 resulted primarily from a lower gross profit on a lower level of licenses, royalties and fees and product and other sales in the first six months of 2022 compared to the first six months of 2021 and higher operating expenses in the first six months of 2022 compared to the first six months of 2021.

Plan of Operation, Liquidity and Capital Resources

During the first six months of 2022, our Company’s cash decreased to $1,593,400 at June 30, 2022 from $1,846,700 at December 31, 2021. During the first six months of 2022, our Company used $253,300 to fund its operating activities.

During the first six months of 2022, our Company’s revenues decreased approximately 24% primarily as a result of lower sales of ink to the authorized printers of our Company’s licensees in the entertainment and toy products market.

Additionally, our Company’s total overhead expenses increased in the six months of 2022 to $997,900 compared to $510,900 in the first six months of 2021 and our Company’s income tax expense decreased in the first six months of 2022 compared to the first six months of 2021. As a result of these factors, our Company sustained a net loss of $500,400 in the first six months of 2022 compared to net income of $157,300 in the first six months of 2021. Our Company had negative operating cash flow of $253,300 during the first six months of 2022. At June 30, 2022, our Company had positive working capital of $2,884,600 and stockholders’ equity of $3,004,900. For the full year of 2021, our Company had net income of $49,400 and had positive operating cash flow of $512,700. At December 31, 2021, our Company had working capital of $3,197,500 and stockholders’ equity of $3,505,300.

On August 1, 2022 our Company entered into a stock purchase agreement in connection with a private placement for total gross proceeds of $3.5 million. The purchase agreement provides for the issuance of an aggregate of 2,500,000 shares of our Company’s common stock, par value $0.01 per share, to two investors at a purchase price of $1.40 per share, as adjusted for our Company’s contemplated one-for-ten (1:10) reverse stock split of our common stock. To enable the private placement transaction, our Board approved a 1-for-10 (1:10) reverse stock split of our common stock. The effective date of the reverse stock split is Friday, August 26, 2022. The closing of the purchase agreement is expected to occur as soon as possible following the consummation of the reverse stock split. If the closing has not occurred by September 15, 2022, any purchaser named in the stock purchase agreement may, at its sole discretion, terminate the purchase agreement by providing written notice to our Company. The closing is subject to the occurrence of the reverse stock split and our Company’s satisfaction of certain additional conditions. There is no guarantee that the closing of the purchase agreement will occur or, if completed, that the proceeds derived from the purchase agreement will enable our Company to generate additional revenues and positive cash flow.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment throughout the balance of 2022 and beyond due to the ongoing COVID-19 pandemic and its effect on the global economy, geopolitical instability including the Russia-Ukraine war and the supply chain disruptions related to both as well as the record inflation and significantly higher interest rates currently being experienced in the United States along with the probability of an economic recession both in the United States and globally. As a result, our revenues, results of operations and liquidity may be further negatively impacted.

Contractual Obligations

As of June 30, 2022, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, as amended on April 29, 2022, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of June 30, 2022, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this Update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. FASB simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this Update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. FASB decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2022, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included herein:

Exhibit Number	Description of Exhibit	Location
3.1	Articles of Amendment - Filed August 2, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 08/05/22
4.1	Registration Rights Agreement – Dated August 1, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 08/05/22
10.1	Stock Purchase Agreement - Dated August 1, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 08/05/22
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
99.1	First Amendment to Nomination and Standstill Agreement dated May 23, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 05/24/22
99.2	Nomination and Standstill Agreement, Dated March 29, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 03/29/22
99.3	Standstill Agreement dated May 23, 2022, between the Company and Howard Timothy Eriksen, Cedar Creek Partners, LLC and Eriksen Capital Management LLC.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 05/24/22
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: August 12, 2022	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: August 12, 2022	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Location
3.1	Articles of Amendment - Filed August 2, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 08/05/22
4.1	Registration Rights Agreement – Dated August 1, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 08/05/22
10.1	Stock Purchase Agreement - Dated August 1, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 08/05/22
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
99.1	First Amendment to Nomination and Standstill Agreement dated May 23, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 05/24/22
99.2	Nomination and Standstill Agreement, Dated March 29, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 03/29/22
99.3	Standstill Agreement dated May 23, 2022, between the Company and Howard Timothy Eriksen, Cedar Creek Partners, LLC and Eriksen Capital Management LLC.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 05/24/22
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

