Form 10-Q
period 2022-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2022-11-14
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,251,178 shares of common stock, par value $0.01, as of November 1, 2022.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Nocopi Technologies, Inc.

Statements of Comprehensive Income*

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021

Revenues
Licenses, royalties and fees	$448,600	$222,500	$755,700	$552,900
Product and other sales	237,300	90,000	783,900	884,900
Total revenues	685,900	312,500	1,539,600	1,437,800

Cost of revenues
Licenses, royalties and fees	44,500	28,300	130,400	124,900
Product and other sales	147,900	75,000	429,400	432,500
Total cost of revenues	192,400	103,300	559,800	557,400
Gross profit	493,500	209,200	979,800	880,400

Operating expenses
Research and development	23,900	44,000	95,900	134,300
Sales and marketing	88,900	56,600	230,400	214,000
General and administrative	180,200	122,300	964,600	385,500
Total operating expenses	293,000	222,900	1,290,900	733,800
Net income (loss) from operations	200,500	(13,700)	(311,100)	146,600

Other income (expenses)
Interest income	6,500	5,100	18,400	15,200
Interest expense and bank charges	(500)	(500)	(1,200)	(1,700)
Total other income (expenses)	6,000	4,600	17,200	13,500
Net income (loss) before income taxes	206,500	(9,100)	(293,900)	160,100
Income taxes	—	(10,200)	—	1,700
Net income (loss)	$206,500	$1,100	$(293,900)	$158,400

Net income (loss) per common share**
Basic	$.03	$.00	$(.04)	$.02
Diluted	$.03	$.00	$(.04)	$.02

Weighted average common shares outstanding**
Basic	7,584,512	6,751,178	7,028,956	6,743,324
Diluted	7,584,512	6,751,178	7,028,956	6,743,324

**	Reflects the 1-for-10 reverse stock split that became effective on September 2, 2022. See Note 5.

*See accompanying notes to these financial statements.

1

Nocopi Technologies, Inc.

Balance Sheets*

(unaudited)

	September 30,	December 31,
	2022	2021

Assets
Current assets
Cash	$5,355,700	$1,846,700
Accounts receivable less $12,000 allowance for doubtful accounts	780,000	970,800
Inventory	454,300	422,700
Prepaid and other	95,400	160,000
Total current assets	6,685,400	3,400,200

Fixed assets
Leasehold improvements	58,400	58,400
Furniture, fixtures and equipment	164,900	164,100
Fixed assets, gross	223,300	222,500
Less: accumulated depreciation and amortization	159,700	134,200
Total fixed assets	63,600	88,300
Other assets
Long-term receivables	191,200	185,000
Operating lease right of use - building	80,400	115,800
Other assets	271,600	300,800
Total assets	$7,020,600	$3,789,300

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$38,800	$3,700
Accrued expenses	176,800	151,500
Operating lease liability, current	49,800	47,500
Total current liabilities	265,400	202,700

Other liabilities
Accrued expenses, non-current	13,200	13,000
Operating lease liability, non-current	30,600	68,300
Total other liabilities	43,800	81,300

Stockholders' equity
Common stock, $0.01 par value Authorized – 75,000,000 shares Issued and outstanding** 2022 – 9,251,178; 2021 – 6,751,178 shares	92,500	67,500
Paid-in capital	16,659,600	13,184,600
Accumulated deficit	(10,040,700)	(9,746,800)
Total stockholders' equity	6,711,400	3,505,300
Total liabilities and stockholders' equity	$7,020,600	$3,789,300

**	Reflects the 1-for-10 reverse stock split that became effective on September 2, 2022. See Note 5.

*See accompanying notes to these financial statements.

2

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Nine Months ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$(293,900)	$158,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	25,500	21,600
Other assets	29,200	314,500
Other liabilities	(35,200)	(52,800)
Net income adjusted for non-cash operating activities	(274,400)	441,700
(Increase) decrease in assets
Accounts receivable	190,800	612,400
Inventory	(31,600)	(155,600)
Prepaid and other	64,600	(32,900)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	60,400	(26,700)
Income taxes	—	(36,300)
Total increase in operating capital	284,200	360,900
Net cash provided by operating activities	9,800	802,600

Investing Activities
Additions to fixed assets	(800)	(31,600)
Net cash used in investing activities	(800)	(31,600)

Financing Activities
Issuance of common stock	3,500,000	2,800
Net cash provided by financing activities	3,500,000	2,800

Increase in cash	3,509,000	773,800
Cash at beginning of year	1,846,700	1,362,800
Cash at end of period	$5,355,700	$2,136,600

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accumulated depreciation and amortization	$—	$600
Furniture, fixtures and equipment	$—	$(600)

*See accompanying notes to these financial statements.

3

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Periods December 31, 2021 through September 30, 2022 and December 31, 2020 through September 30, 2021

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares **	Amount **	Capital **	Deficit	Total
Balance as of December 31, 2021	6,751,178	$67,500	$13,184,600	$(9,746,800)	$3,505,300

Net loss	—	—	—	(203,400)	(203,400)
Balance as of March 31, 2022	6,751,178	67,500	13,184,600	(9,950,200)	3,301,900

Net loss	—	—	—	(297,000)	(297,500)
Balance as of June 30, 2022	6,751,178	$67,500	$13,184,600	$(10,247,200)	$3,004,900

Sales of common stock	2,500,000	25,000	3,475,000	—	3,500,000

Net income	—	—	—	206,500	206,500
Balance as of September 30, 2022	9,251,178	$92,500	$16,659,600	$(10,040,700)	$6,711,400

	Common stock		Paid-in	Accumulated
	Shares **	Amount **	Capital **	Deficit	Total
Balance as of December 31, 2020	6,737,041	$67,400	$13,181,900	$(9,796,200)	$3,453,100

Net income	—	—	—	114,800	114,800
Balance as of March 31, 2021	6,737,041	67,400	13,181,900	(9,681,400)	3,567,900

Exercise of warrants	14,137	100	2,700	—	2,800

Net income	—	—	—	42,500	42,500
Balance as of June 30, 2021	6,751,178	$67,500	$13,184,600	$(9,638,900)	$3,613,200

Net income	—	—	—	1,100	1,100
Balance as of September 30, 2021	6,751,178	$67,500	$13,184,600	$(9,637,800)	$3,614,300

**	Reflects the 1-for-10 reverse stock split that became effective on September 2, 2022. See Note 5.

* See accompanying notes to these financial statements.

4

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 30, 2022, as amended on April 29, 2022 (the “2021 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2021 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended September 30, 2022 may not be necessarily indicative of the operating results expected for the full year.

A novel strain of coronavirus, COVID-19, that was first identified in Wuhan, China in December 2019 has surfaced in many countries around the world including the United States. Many countries continue to experience reoccurrences of COVID-19 to the current date. The World Health Organization has declared COVID-19 to constitute a global pandemic. Certain state and local governments reacted by placing significant restrictions on businesses including a closure in Pennsylvania of non-essential businesses that was announced on March 20, 2020. While most Pennsylvania businesses have been allowed to reopen, often at limited capacity and with certain restrictions, as of the current date, there can be no assurances that future closures will be avoided. A requirement to close our Company for a considerable period of time could result in a negative impact on our Company’s financial condition and results of operations. Additionally, as our Company imports certain raw materials from China, if an extended disruption of the supply of these raw materials were to occur, such as the vessel delays resulting from the congestion experienced in certain Chinese ports due to a COVID-19 outbreak in the second quarter of 2021 and continuing to the present time, our ability to produce products for sale to our customers could be negatively impacted. Additionally, certain of the Company’s licensees in the entertainment and toy products market who utilize printers in China to produce their products have been affected by the COVID-19 related cargo surge beginning in the third quarter of 2021 and continuing to the present time at major Chinese and United States ports as well as the world-wide container shortage resulting in significantly higher shipping costs, and have responded by deferring or scaling back production of their orders and, in some cases, rescheduling the shipping of completed orders. Such deferrals may affect the number and value of orders placed by the Company’s licensed printers in the entertainment and toy products market. Further, restrictions on our customers and licensees in areas affected by the COVID-19 could adversely affect our results of operations and financial condition. Our Company’s operating results for the first nine months of 2022 are reflective of the effects of the ongoing cargo surge as well as lockdowns in certain Chinese cities that are continuing to the present time, including the two month lockdown in Shanghai during the first half of 2022 that continues to affect businesses and production in those areas. As the COVID-19 pandemic continues to spread with the Omicron variants including BA.5, currently the most dominant variant, as well as other recently identified variants and sub-variants including BA4.6, BQ.1 and BQ.1.1, any future financial impact cannot be reasonably estimated at this time. We cannot predict the scope or magnitude of the negative effect that may result from the impact of the COVID-19 pandemic on the Company’s financial condition and results of operations. Our Company’s results of operations were negatively affected in earlier periods in part as a result of a significant increase in the cost of raw materials utilized by our Company in the manufacture of certain of its products as a result of price increases related to the impact of the ongoing COVID-19 pandemic on the availability and supply of these raw materials. While prices of these raw materials have declined at the present time, there can be no assurances that raw material prices will remain at current levels or decrease to pre-COVID-19 pandemic levels in future periods. As the COVID-19 pandemic continues to spread both in its original form and in the recently identified variants of COVID-19 along with the potential re-imposition of COVID-19 restrictions that may be considered by federal, state and local governments, any future financial impact cannot be reasonably estimated at this time.

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

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Revenues

Our Company follows ASU 214-09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method. The adoption of the guidance affected our recognition of revenue from licenses and royalties. Since its adoption in 2018, we recognize revenue from licensees and royalties at a point in time when the term begins. During the third quarter of 2022, we negotiated an amendment to a license agreement with a licensee that provides for a five year extension to the license agreement that contains guaranteed royalties payable in installments over the term of the amendment to the license agreement. Since the performance obligation is to grant the license for the use of certain patented ink technology as it exists at the time that it is granted, the promise to grant the license is a performance obligation satisfied at a point in time in accordance with Topic 606. In accordance with Topic 606, we recorded $241,000 net of imputed interest of licenses, royalties and fees and $16,900 of selling expenses in the third quarter and first nine months of 2022 related to the amendment to the license agreement. The related receivable and payable are recorded as other assets and other liabilities on the balance sheet.

Note 3. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At September 30, 2022, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at September 30, 2022.

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

Note 5. Stockholders’ Equity

On August 25, 2022 our Company filed Articles of Amendment to its Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland to effect a one-for-ten (1:10) reverse stock split of our Company’s common stock, par value $0.01 per share (the “Reverse Stock Split”). The August 25, 2022 Articles of Amendment become effective as of 12:01 a.m. Eastern Standard Time on September 2, 2022 (the “Effective Time”). At the Effective Time, every ten shares of common stock of our Company that were issued and outstanding immediately prior to the Effective Time were changed into one issued and outstanding share of common stock of our Company. The Reverse Stock Split did not affect any stockholder’s ownership percentage of our Company’s shares, except to the limited extent that the Reverse Stock Split resulted in any stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Each stockholder who would otherwise have been entitled to receive a fraction of a share of our Company’s common stock instead received one whole share of common stock. There was no change to the number of authorized shares or the par value per share. Unless we indicate otherwise, all information in this Quarterly Report on Form 10-Q gives pro forma effect to the Reverse Stock Split and the corresponding adjustment of all common stock price per share and common stock warrant price data.

On August 1, 2022 our Company entered into a stock purchase agreement in connection with a private placement for total gross proceeds of $3.5 million. The stock purchase agreement provided for the issuance of an aggregate of 2,500,000 shares of our Company’s common stock to two investors at a purchase price of $1.40 per share. To enable the private placement transaction, our Company’s Board of Directors approved the Reverse Stock Split. On September 13, 2022, the sale pursuant to the stock purchase agreement closed. No placement fees or commissions were paid in connection with this transaction.

During the second quarter of 2021, holders of the remaining 14,137 warrants that had been outstanding exercised their options to purchase a total of 14,137 shares of our Company’s common stock at $0.20 per share. The warrants were granted in 2014 to two individuals who acquired convertible debentures from the Company in 2014. The warrants were exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances was accreted through interest expense over the term of the notes payable. At September 30, 2022, our Company had no warrants outstanding.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Income Taxes

There is no provision for federal income taxes for the three months ended September 30, 2022 due to the availability of net operating loss carryforwards. There is no income tax benefit for the losses for the nine months ended September 30, 2022 because our Company has determined that the realization of the next deferred tax asset is not assured. There is no provision for federal income taxes for the three and nine months ended September 30, 2021 due to the availability of net operating loss carryforwards. Our Company has established a valuation allowance for the entire amount of benefits resulting from our Company’s net operating loss carryforwards because our Company has determined that the realization of the net deferred tax asset is not assured.

The components for state income tax expense resulting from the limitation on the use of net operating losses are:

	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021
Current state taxes	$—	$(10,200)	$—	$1,700
Deferred state taxes	—	—	—	—
	$—	$(10,200)	$—	$1,700

There was no change in unrecognized tax benefits during the period ended September 30, 2022 and there was no accrual for uncertain tax positions as of September 30, 2022.

Tax years from 2019 through 2021 remain subject to examination by U.S. federal and state jurisdictions.

Note 7. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Since our Company did not have any common stock equivalents outstanding as of September 30, 2022 and 2021, basic and diluted earnings (loss) per share were the same.

Note 8. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of our Company’s total revenues were:

	Three Months ended September 30		Nine Months ended September 30
	2022	2021	2022	2021
Customer A	32%	24%	45%	47%
Customer B	20%	43%	22%	24%
Customer C	—	—	—	11%
Customer D	40%	—	20%	—

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30	December 31
	2022	2021
Customer A	25%	30%
Customer B	43%	65%
Customer D	28%	2%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Our Company’s revenues by geographic region are as follows:

	Three Months ended September 30		Nine Months ended September 30
	2022	2021	2022	2021
North America	$184,200	$204,200	$469,000	$515,100
South America	—	—	1,600	4,100
Europe	200	—	200	—
Asia	229,300	77,500	757,200	853,100
Australia	272,200	30,800	311,600	65,500
	$685,900	$312,500	$1,539,600	$1,437,800

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

Total lease expense under operating leases for the three and nine months ended September 30, 2022 was $13,300 and $40,000, respectively. Total lease expense under operating leases for the three and nine months ended September 30, 2021 was $13,300 and $40,000, respectively.

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31
2022	$13,700
2023	56,200
2024	18,900
Total lease payments	88,800
Less imputed interest	(8,400)
Total	$80,400

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

Revenues for the third quarter of 2022 were $685,900 compared to $312,500 in the third quarter of 2021, an increase of $373,400, or approximately 119%. Revenues in the third quarter of 2022 included, in accordance with ASU 214-09, Revenue from Contracts with Customers (“Topic 606”), revenue of $241,000 representing the present value of guaranteed royalty payments that will be payable over a five-year period beginning in the fourth quarter of 2022 as a result of an amendment to a license agreement with a licensee that provides for a five year extension to the license agreement beginning in October 2022. Since the performance obligation is to grant the license for the use of certain patented ink technology as it exists at the time that it is granted, the promise to grant the license is a performance obligation satisfied at a point in time in accordance with Topic 606. Prior to 2018, we recognized revenue from licenses and royalties on a straight-line basis over the term of the related license agreement. Licenses, royalties and fees increased by $226,100, or approximately 102%, to $448,600 in the third quarter of 2022 from $222,500 in the third quarter of 2021. The increase in licenses, royalties and fees in the third quarter of 2022 compared to the third quarter of 2021 is due primarily to higher royalties from our Company’s licensees in the entertainment and toy products market due to ongoing strong retail demand for these products offset in part by lower revenues from our licensees in the security markets. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic that is continuing to negatively impact all worldwide economies along with the massive international supply chain disruptions currently being experienced. The products marketed by the Company’s major licensees in the entertainment and toy products markets are produced in China. Trans-Pacific ocean shipping has been negatively affected by container shortages and port delays both in the United States and China.

Product and other sales increased by $147,300, or approximately 164%, to $237,300 in the third quarter of 2022 from $90,000 in the third quarter of 2021. Sales of ink increased in the third quarter of 2022 compared to the third quarter of 2021 due primarily to higher ink shipments to the third party authorized printer used by one of our Company’s major licensees in the entertainment and toy products market. In the third quarter of 2022, our Company derived revenues of approximately $648,300 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $257,000 in the third quarter of 2021.

For the first nine months of 2022, revenues were $1,539,600, representing an increase of $101,800, or approximately 7%, from revenues of $1,437,800 in the first nine months of 2021. Licenses, royalties and fees increased by $202,800, or approximately 37%, to $755,700 in the first nine months of 2022 from $552,900 in the first nine months of 2021. The increase in licenses, royalties and fees is due primarily to higher royalties from our Company’s licensees in entertainment and toy products market including $241,000 representing the present value of guaranteed royalty payments that will be payable over a five-year period beginning in the fourth quarter of 2022 as a result of an amendment to a license agreement with a licensee that provides for a five year extension to the license agreement beginning in October 2022 described above offset in part by lower revenues from certain of our Company’s licensees in the security markets which continue to be negatively affected by the COVID-19 pandemic and the variants of COVID-19 that have recently been identified. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic that is continuing to negatively impact all worldwide economies along with recently identified variants of the COVID-19 virus.

Product and other sales decreased by $101,000, or approximately 11%, to $783,900 in the first nine months of 2022 from $884,900 in the first nine months of 2021. Sales of ink decreased in the first nine months of 2022 compared to the first nine months of 2021 due primarily to lower ink shipments to the third party authorized printer used by one of our Company’s major licensees in the entertainment and toy products market along with lower ink shipments to our Company’s licensees in the retail receipt and document fraud market. Our Company derived revenues of approximately $1,426,100 from licensees and their authorized printers in the entertainment and toy products market in the first nine months of 2022 compared to revenues of approximately $1,279,700 in the first nine months of 2021.

Our Company’s gross profit increased to $493,500 in the third quarter of 2022, or approximately 72% of revenues, from $209,200 in the third quarter of 2021 or approximately 67% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales. Such other sales generally consist of supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in the third quarter of 2022 compared to the third quarter of 2021 results primarily from higher gross revenues from licenses, royalties and fees and product and other sales.

For the first nine months of 2022, gross profit was $979,800, or approximately 64% of revenues, compared to $880,400, or approximately 61% of revenues in 2021. The lower gross profit in the first nine months of 2022 compared to the first nine months of 2021 results primarily from lower revenues from product and other sales offset in part by higher revenues from licenses, royalties and fees in the first nine months of 2022 compared to the first nine months of 2021.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees increased to approximately 90% in the third quarter of 2022 compared to approximately 87% in the third quarter of 2021 and to approximately 83% of revenues from licenses, royalties and fees in the first nine months of 2022 from approximately 77% in the first nine months of 2021.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 38% of revenues in the third quarter of 2022 compared to approximately 17% of revenues in the third quarter of 2021. For the first nine months of 2022, the gross profit, expressed as a percentage of revenues, decreased to approximately 45% of revenues from product and other sales compared to approximately 51% of revenues from product and other sales in the first nine months of 2021. The increase in gross profit from product and other sales in the third quarter of 2022 compared to the third quarter of 2021 is due primarily to higher ink shipments to the third party authorized printer used by two of our Company’s major licensees in the entertainment and toy products market. The decrease in gross profit from product and other sales in the first nine months of 2022 compared to the first nine months of 2021 is due primarily to lower ink shipments to a third party authorized printers used by one of our Company’s major licensees in the entertainment and toy products market.

Research and development expenses decreased in the third quarter of 2022 to $23,900 from $44,000 in the third quarter of 2021 and to $95,900 in the first nine months of 2022 from $134,300 in the first nine months of 2021 due primarily to lower employee related expenses in the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021.

Sales and marketing expenses increased in the third quarter of 2022 to $88,900 from $56,900 in the third quarter of 2021. Sales and marketing expenses increased in the first nine months of 2022 to $230,400 from $214,000 in the first nine months of 2021. The increase is due primarily to higher commission expense on the higher level of sales in the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021.

General and administrative expenses increased in the third quarter and first nine months of 2022 to $180,200 and $964,600, respectively, from $122,300 and $385,500, respectively, in the third quarter and first nine months of 2021 due primarily to significantly higher professional fees and public company expense in the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021.

Income taxes in the third quarter and first nine months of 2021 resulted from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net income of $206,500 in the third quarter of 2022 compared to net income of $1,100 in the third quarter of 2021 resulted primarily from a higher gross profit on a higher level of licenses, royalties and fees offset in part by higher cost of revenues and higher operating expenses in the third quarter of 2022 compared to the third quarter of 2021. The net loss of $293,900 in the first nine months of 2022 compared to net income of $158,400 in the first nine months of 2021 resulted primarily higher operating expenses in the first nine months of 2022 offset in part by a higher gross profit on a higher level of licenses, royalties and fees in the first nine months of 2022 compared to the first nine months of 2021.

Plan of Operation, Liquidity and Capital Resources

During the first nine months of 2022, our Company’s cash increased to $5,355,700 at September 30, 2022 from $1,846,700 at December 31, 2021. During the first nine months of 2022, our Company generated $9,800 from its operating activities, received $3,500,000 upon the sale of 2.5 million shares of its common stock and used $800 for capital expenditures.

During the first nine months of 2022, our Company’s revenues increased approximately 7% primarily as a result of higher license and royalty revenues due primarily to the five year license extension with one of our Company’s licensees in the entertainment and toy products market.

Additionally, our Company’s total overhead expenses increased in the nine months of 2022 to $1,290,900 compared to $733,800 in the first nine months of 2021. As a result of these factors, our Company sustained a net loss of $293,900 in the first nine months of 2022 compared to net income of $158,400 in the first nine months of 2021. Our Company’s total overhead expenses increased in the first nine months of 2022 compared to the first nine months of 2021 and our Company’s net interest income increased in the first nine months of 2022 compared to the first nine months of 2021. Our Company had positive operating cash flow of $9,800 during the first nine months of 2022 and at September 30, 2022, had positive working capital of $6,420,000 and stockholders’ equity of $6,711,400. For the full year of 2021, our Company had net income of $49,400 and had positive operating cash flow of $512,700. At December 31, 2021, our Company had working capital of $3,197,500 and stockholders’ equity of $3,505,300.

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

Our plan of operation for the twelve months beginning with the date of this quarterly report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships our Company has developed in the entertainment and toy products market. This includes two licensees that have been marketing products incorporating our Company’s technologies since 2012. These two licensees maintain a significant presence in the entertainment and toy products market and are well known and highly regarded participants in this market. We anticipate that these two licensees will expand their current offerings that incorporate our technologies and will introduce and market new products that will incorporate our technologies available to them under their license agreements with our Company. We will continue to develop various applications for these licensees. In October 2022, the Company completed an Amended and Restated License Agreement commencing in July 2023 with one of these two licensees that provides for a new five-year license term requiring minimum guaranteed royalty payments of no less than $520,000 each year of the term. We also plan to expand our licensee base in the entertainment and toy market. We currently have additional licensees marketing or developing products incorporating our technologies in certain geographic and niche markets of the overall entertainment and toy products market.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment throughout the balance of 2022 and beyond due to the ongoing COVID-19 pandemic and its effect on the global economy, geopolitical instability including the Russia-Ukraine war and the supply chain disruptions related to both as well as the record inflation and significantly higher interest rates currently being experienced in the United States, along with the probability of an economic recession both in the United States and globally. As a result, our revenues, results of operations and liquidity may be further negatively impacted.

Contractual Obligations

As of September 30, 2022, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, as amended on April 29, 2022, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of September 30, 2022, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2022, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitation on Effectiveness of Controls. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance that their respective objectives will be met, we do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Security
September 2022	Common Stock – 2,500,000 shares of common stock issued at the price of $1.40 per share for total proceeds of $3,500,000.

The shares of common stock were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and by Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a) Exhibits

The following exhibits are included herein:

Exhibit Number	Description	Location
3.1	Second Amended and Restated Bylaws, Dated January 28, 2022	Incorporated by reference to the Company’s Form 8-K filed on February 2, 2022
3.2	Articles Supplementary relating to Nocopi Technologies, Inc.’s election to be subject to Sections 3-803, 3-804(a), 3-804(b) and 3-804(c) of the Maryland General Corporation Law	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2021
3.3	Articles of Amendment - Filed August 2, 2022	Incorporated by reference to the Company’s Report on Form 8-K filed on 08/05/22
3.4	Abandonment to Articles of Amendment – Filed August 25, 2022	Incorporated by reference to the Company’s Report on Form 8-K filed on 08/25/22
3.5	Articles of Amendment - Filed August 25, 2022	Incorporated by reference to the Company’s Report on Form 8-K filed on 08/25/22
4.1	Registration Rights Agreement – Dated August 1, 2022	Incorporated by reference to the Company’s Form 8-K filed on 08/05/22
10.1	Stock Purchase Agreement - Dated August 1, 2022	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on 08/05/22

10.2	Employee Agreement dated September 29, 2022 - Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 09/30/22
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
99.1	Second Amendment to Nomination and Standstill Agreement dated September 30, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 09/30/22
99.2	First Amendment to Nomination and Standstill Agreement dated May 23, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 05/24/22
99.3	Nomination and Standstill Agreement dated March 29, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 03/29/22
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: November 14, 2022	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: November 14, 2022	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

18

EXHIBIT INDEX

Exhibit Number	Description	Location
3.1	Second Amended and Restated Bylaws, Dated January 28, 2022	Incorporated by reference to the Company’s Form 8-K filed on February 2, 2022
3.2	Articles Supplementary relating to Nocopi Technologies, Inc.’s election to be subject to Sections 3-803, 3-804(a), 3-804(b) and 3-804(c) of the Maryland General Corporation Law	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2021
3.3	Articles of Amendment - Filed August 2, 2022	Incorporated by reference to the Company’s Report on Form 8-K filed on 08/05/22
3.4	Abandonment to Articles of Amendment – Filed August 25, 2022	Incorporated by reference to the Company’s Report on Form 8-K filed on 08/25/22
3.5	Articles of Amendment - Filed August 25, 2022	Incorporated by reference to the Company’s Report on Form 8-K filed on 08/25/22
4.1	Registration Rights Agreement – Dated August 1, 2022	Incorporated by reference to the Company’s Form 8-K filed on 08/05/22
10.1	Stock Purchase Agreement - Dated August 1, 2022	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on 08/05/22

10.2	Employee Agreement dated September 29, 2022 - Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 09/30/22
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
99.1	Second Amendment to Nomination and Standstill Agreement dated September 30, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 09/30/22
99.2	First Amendment to Nomination and Standstill Agreement dated May 23, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 05/24/22
99.3	Nomination and Standstill Agreement dated March 29, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 03/29/22
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith