Form 10-K
period 2022-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2023-03-31
CIK 888981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934) ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9,574,000 as of June 30, 2022.

As of March 13, 2023, there were 9,251,178 shares outstanding of the registrant’s common stock, $0.01 par value.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2023 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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

Examples of forward-looking statements include, but are not limited to:

•	Expected operating results, such as revenue, expenses, and capital expenditures
•	Current or future volatility in market conditions
•	Our belief that we have sufficient liquidity to fund our business operations during the next twelve months
•	Strategy for customer retention, product development, market position, and risk management

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The extent to which the COVID-19 pandemic may impact our future financial and operational performance will be dependent on many factors that we may not be able to predict because they continue to change and evolve depending on both national and local circumstances, among them being government restrictions affecting our employees, customers and suppliers, changes in our revenues due to lower customer demand as a result of the pandemic and a potential inability to obtain raw materials due to lower availability. We continue to monitor the impact of COVID-19 on our business but we cannot accurately predict the extent to which it will adversely affect our future results of operations, financial condition or cash flows.
•	The extent to which we are successful in gaining new long-term relationships with customers or retaining significant existing customers and the level of service failures that could lead customers to use competitors' services.
•	Strategic actions, including business acquisitions and our success in integrating acquired businesses.
•	Our ability to improve our current credit rating with our vendors and the impact on our raw materials and other costs and competitive position of doing so.
•	The impact of losing our intellectual property protections or the loss in value of our intellectual property.
•	Changes in customer demand.
•	The adequacy of our cash flow and earnings and other conditions which may affect our ability to timely service our debt obligations.
•	The occurrence of hostilities, political instability or catastrophic events.
•	Developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards.
•	Security breaches, cybersecurity attacks and other significant disruptions in our information technology systems.
•	Such other factors as discussed throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ii

PART I

Item 1. Business

Background

Nocopi Technologies, Inc. develops and markets specialty reactive inks for multiple applications across various industries. Our specialty inks are used by our customers for a range of purposes from bringing entertainment products to life with a variety of color activations to providing document and brand authentication for security purposes aimed at reducing losses caused by fraudulent document reproduction or by product counterfeiting and/or diversion. Our primary markets are the large educational and toy products industry and the document and product authentication industry. We derive our revenues primarily from licensing our technologies on an exclusive or non-exclusive basis to licensees who incorporate our technologies into their product offering and from selling products incorporating our technologies to the licensees or to their licensed printers.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Nocopi Technologies, Inc., a Maryland corporation. Our website address is www.nocopi.com. Also, this report on Form 10-K includes the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties' names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

Industry Overview and Market Trends

The key ingredients to an ink are pigments, dyes, resins, surfactants, dryers, oils, solvents, water, waxes, and various other additives. There are many different types of both printing processes and print applications, so the mixing or preparation of formulations for these quantities widely vary. Pigments and dyes are the key ingredient that comprise the ink’s color and are formulated from substances with certain characteristics that make them suitable for use on printed products.

The printing inks market is seeing a shift as companies transition from manufacturing petroleum-based printing inks to manufacturing environmentally friendly, more sustainable printing inks. “Green” printing inks are based on sustainable materials such as soy and other plant-based sources and do not contain the heavy metals or other dangerous and toxic substances that petroleum-based printing inks do; thus they do not cause excessive pollution in the landfill. Examples of more environmentally friendly printing inks include water-based and oil-based printing inks. The use of “green” printing inks also reduces emissions of volatile organic compounds (VOC) associated with the printing process.

In 2022, the global printing ink industry consumed 3 billion tons of printing ink according to Smithers industry report “The Future of Water-based vs Solvent Printing to 2027”. Sales of water-based inks in 2022 topped $5 billion and sales of solvent inks totaled $7.7 billion. The water-based printing inks market consists of sales of water-based printing inks and related services used for printing on fabric and paper. Water-based printing inks are referred to as aqueous inks and are dye and pigment inks and can be segmented by type into acrylic water-based inks, maleic water-based inks, and shellac water-based inks.

Our Company does not produce commodity base pigments. Rather, we source various pigments, dyes and other raw materials for ink, and then employ additional chemistry in formulating those materials into a highly engineered, specialty ink for a specific use. We are a specialty ink formulator within the ink industry that custom formulates, tests, and produces specialty inks that best meet our customer’s product needs and color demands. Our customers’ demands appear to be shifting with the trend towards utilizing more “green” printing inks. In 2022, approximately 38% of our ink sales were “green” printing inks, compared to 34% in 2021. As the “green” printing ink market continues to grow, we expect to continue to transition towards manufacturing environmentally friendly, more sustainable printing inks and away from manufacturing petroleum-based printing inks. We do not expect the “green” printing ink trend to adversely affect any aspects of our operations.

Products and Technology

We are a niche formulator of specialty inks and our specialty ink portfolio is backed by years of research and development efforts, trade secrets, and several patents we have been granted in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. We currently have patent protection on substantially all our of security inks including our Rub & Reveal system and our Rub-It & Color technology.

Our goal is to provide our customers with specialized ink formulations with rapid design, test and production capabilities. We aim to serve our customers demand for unique product needs and security needs from our specialty inks through applying our industry knowledge, our technical expertise, our raw material procurement leverage, our product breadth, and our manufacturing operations capabilities to deliver ink formulations both domestically and internationally. We believe that our role in our customer’s value chain remains an essential component of their product offering as our customers continually rely upon supplier partners, such as our Company, that provide advanced solutions to improve their products' appeal, marketability, differentiation, performance, and overall competitive advantage.

We currently serve end markets that include children entertainment and toy products and anti-counterfeiting, anti-diversion segments that include industrial marking, security packaging for cosmetics and consumer products, and point of sales protection. We derive our revenues primarily from product sales of our inks as well as from licensing and royalty fees of our technologies on an exclusive or non-exclusive basis to licensees who incorporate our technologies into their product offering and from selling products incorporating our technologies to the licensees or to their licensed printers. We are currently seeking to expand into other markets.

Entertainment and Toy Technologies and Products

Across the Entertainment and Toy Products category, we market our Rub-it & Color technology which consists of specialty inks that are produced in a variety of colors and can be revealed by rubbing with a fingernail or other firm object such as a plastic pen cap. Rub-it & Color ink technology can be used for coloring books, activity kits, play sheets, single use place mats, greeting cards, board games, promotional products, or any other paper-based application that’s needs some “fun” factor added. Two key features of our Rub-it & Color ink technology is that Safe and non-toxic, conforms to ASTM D4236 and F-963 and other toxicology tests.

Our customers in the Entertainment and Toy Technologies and Products category capitalize on our mess free and non-toxic features of our ink products. Our patented, revolutionary, and award-winning Rub-it & Color technology can be utilized across a variety of products and applications needing some “fun” factor while still providing safe and non-toxic conditions that conform to ASTM D4236 and F-963 and other toxicology tests.

We license our Rub-it & Color technology through various license agreements that can be for an exclusive and non-exclusive uses. These agreements cover both domestic and international geographies and can include specific distribution channels and specific lines of products and applications. Historically our license agreements have ranged anywhere from two to four years, but can also vary depending on the customer, use, and geography of the agreement. Certain of our license agreements with licensees contain renewal options and/or guaranteed minimum royalties, while others do not. We cannot assure you that any of our existing licenses will be renewed or will generate significant operating revenues for our Company in the future. In each of the years 2022 and 2021, we derived approximately 96% and 90%, respectively, of our total revenues from our licensees and their licensed printers in the entertainment and toy products market. We continue to pursue additional licensing opportunities for our Rub-it & Color ink technology in the large worldwide entertainment and toy products market and we also seek to renew our existing license agreements that are near expiration for extension terms.

Anti-Counterfeiting and Anti-Diversion Technologies and Products

Continuing developments in copying and printing technologies makes it easier than ever before to counterfeit a wide variety of documents. Counterfeit products are increasingly problematic for consumers, governments, and corporations. According to The Organization for Economic Cooperation and Development (OECD) data on counterfeiting and international trade, the total value of counterfeit and pirated goods was expected to increase to approximately $3 trillion in 2022. Product labels and packaging, retail receipts, event and transportation tickets and the like are all susceptible to counterfeiting, causing economic losses to manufacturers of brand name products. With improvements in the copying and printing technologies making it easier to counterfeit labeling and packaging and increasing the losses to businesses from such counterfeiting activities.

Our Copimark and Rub & Reveal technologies provide proprietary document authentication systems that are useful to businesses and brand owners desiring to authenticate a wide variety of printed materials and products. Our Copimark system enables businesses to print invisibly on certain areas of a document or packaging. When authentication of certain document or packaging is required, the invisible printing can be activated or revealed by use of a special highlighter pen. Other variations of our Copimark technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. Our Rub & Reveal system permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area.

Our technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as merchandise receipts, checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, our systems allow detection of counterfeit products, the labels and packaging of which would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product.

Our marketing efforts for these technologies are focused on specific industries we believe may be affected by product counterfeiting. These technologies also combat product diversion (i.e. sale of legitimate products through unauthorized distribution channels or in unauthorized markets). Another of our related technologies, our invisible inkjet technology, permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software. The “track and trace” capability provided by this technology is an attractive capability to brand owners. Our ink technology is also utilized in retail receipt and document fraud markets through licensing arrangements with four printers and distributors in the United States and Canada who provide loss prevention products to retailers and other outlets. We market these technologies through the use of licensed printers and distributors.

Contrast Technologies, formerly known as Euro-Nocopi, S.A., is a former affiliate of our Company that, since June 2003, has held a perpetual royalty-free license to utilize certain of our anti-counterfeiting and anti-diversion technologies in Europe.

Product Revenue

The following table illustrates the approximate percentage of our Company’s total revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31,
Product Type	2022	2021

Entertainment and Toy Technologies and Products	96%	90%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	4%	10%

Marketing

Our current marketing efforts are focused on commercializing our developed technologies across current and new geographic and market areas. We sell products through both multiyear license agreements with our existing customers as well as direct sales to a range of end customers through the Company’s sales staff. We primarily use truck carriers and freight service providers to transport our products to customers from our manufacturing facility. Our marketing approach utilizes our dynamic production capabilities of our products and technologies.

Acquisition Strategy

Our growth strategy includes expanding our business through acquisitions of other companies with competing or complementary services, technologies or businesses in order to expand our product and service offerings to grow our free cash flow. We are currently actively engaged in the process to identify acquisition candidates and negotiate transactions. As of the date of this report on Form 10-K, we have no agreements to make any acquisition. We expect to fund our business expansion through the issuance of debt or equity securities, the payment of cash, the exchange of services, or any combination thereof.

Major Customers

During 2022, we made sales or obtained revenues equal to 10% or more of our Company’s 2022 total revenues from two non-affiliated customers who individually accounted for approximately 66% and 19%, respectively, of 2022 revenues of our Company. During 2021, we made sales or obtained revenues equal to 10% or more of our Company’s 2021 total revenues from two non-affiliated customers who individually accounted for approximately 27% and 48%, respectively, of 2021 revenues of our Company.

Additional information concerning our major customers is contained in Note 10 to our Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

Manufacturing

Our Company operates a manufacturing facility located at our corporate headquarters at 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406. At this location, we also have product development, sales, and administrative operations located adjacent to our production floor area. Our formulation and production methodologies aim to consistently achieve the highest technical standards while simultaneously reaching fast lead times of production and delivery for our customers.

We have established a quality control program that currently entails laboratory analysis of developed technologies; and when warranted, our specially trained technicians travel to third party production facilities to train client staff and monitor the manufacturing process. We also strive to improve our production efficiencies and data controls to target less material waste as well as attempt more sustainable sourcing of raw materials.

Patents

Our Company has been granted various patents in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. Patents may exist for 20 years from filing date and we actively monitor the marketplace to employ management processes designed to rigorously enforce our legal ownership of intellectual property. We currently have patent protection on substantially all of our security inks including the RUB & REVEAL system, and on our Rub-it & Color technology. Our latest patent protects our newly developed technology that may have applications in the entertainment and toy products market.

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

Research and Development

Our research and development activities are primarily focused on advancing our portfolio of ink technologies. We aim to successfully develop new chemistry formulations, new market-changing technologies and new customer driven solutions. Our research and development efforts support our commercial development activities while also attempting to improve our manufacturing operations.

We are presently conducting research and development activities in the following three areas: (1) refining our present product portfolio, (2) developing specific customer applications, and (3) expanding our technology into new areas of implementation. During the years ended December 31, 2022 and December 31, 2021, we expended approximately $140,400 and $181,500, respectively, on research and development. We continue to focus our research and development activities to develop and market additional new products and applications.

Competition

Nocopi Technologies competes in the fragmented specialty ink industry which is highly competitive. Competition is based on several key criteria which include quality, price, service, performance, product innovation, product recognition, speed, and delivery. Our competitors range from large, publicly owned international companies with broad product offerings to local, privately held independent specialty producers offering a specific market niche or product. Overall, many participants tend to offer a varied and broad array of product lines designed to meet specific customer requirements.

The ink industry has become increasingly global as participants have focused on establishing and maintaining leadership positions outside of their home markets. Many of these participant’s product lines face increasing competition due to industry consolidation, pricing pressures and competing technologies. Nonetheless, we believe our patented and proprietary technologies provide a unique and cost-effective solution for our customers. To improve our competitive position, Nocopi Technologies is building and leveraging our corporate brand as a differentiator to create value and better communicate our specialty production capabilities which we believe make it easier to introduce new product lines and applications to provide scale to our operations and ultimately enable us to successfully compete in the market.

Employees and Human Capital

We currently have eight full-time employees and believe that we have good relations with our employees.

We are committed to providing a healthy environment and safe workplace by operating in accordance with established health and safety protocols within our facility and maintaining a strong health and safety compliance program. We prioritize, manage, and carefully track safety performance at our facility and integrate sound safety practices in every aspect of our operations.

Regulation of our Business

We are subject to common business, tax and regulations pertaining to the operation of our business. We believe that we are in compliance with all applicable governmental regulations.

Financial Information about Foreign and Domestic Operations

We conduct our business operations solely within the United States; however, we have licensees and customers in Europe, South America, Asia and Australia. These licensees and customers accounted for approximately 28% of our gross revenues in 2022 and approximately 58% of our gross revenues in 2021. Additional information concerning our foreign and domestic operations is contained in Note 10 to our Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

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

The novel strain of coronavirus (“COVID-19”) could have an adverse effect on our business operations.

A novel strain of coronavirus, COVID-19, that was first identified in Wuhan, China in December 2019 has surfaced in many countries around the world including the United States. The World Health Organization has declared COVID-19 to constitute a global pandemic. Certain state and local governments reacted by placing significant restrictions on businesses including a closure in Pennsylvania of non-essential businesses that was announced on March 20, 2020. While many Pennsylvania businesses have been allowed to reopen, often at limited capacity and with certain restrictions, as of the current date, there can be no assurances that future closures will be avoided. A requirement to close our Company for a considerable period of time could result in a negative impact on our Company’s financial condition and results of operations. Additionally, as our Company imports certain raw materials from China, if an extended disruption of the supply of these raw materials were to occur, our ability to produce products for sale to our customers could be negatively impacted. Further, restrictions on our customers and licensees in areas affected by the COVID 19 could adversely affect our results of operations and financial condition. We cannot predict the scope or magnitude of the negative effect that may result from the impact of the COVID-19 pandemic on the Company’s financial condition and results of operations. The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The extent to which COVID-19 will negatively impact our results of operations, cash flow and financial position is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on U.S. and global economies and the timing and rate of economic recovery; (iv) potential adverse effects on the financial markets and access to capital; (v) potential goodwill or other impairment charges; and (vi) the ability of our licensees and other customers to sell products that utilize or incorporate our technology.

We are dependent upon major customers.

We are dependent on our licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of our licensees to maintain at least current levels of sales of products utilizing our technologies could adversely affect our operating results and cash flow. To the extent that our licensees are adversely affected by negative economic conditions such as those that may result from the present COVID 19 pandemic, our revenues may also be negatively impacted. We derive a significant percentage of our revenues through licensing relationships with two major customers. Revenues obtained directly from these customers and indirectly, through the customers’ third party licensed printers, equaled approximately 87% of our Company’s revenues in 2022. Receivables from these two licensees and their third party authorized printers were approximately 90% of our Company’s net accounts receivable at December 31, 2022. One of the license agreements expires in 2028 and contains guaranteed minimum royalties, which historically are met. The other license agreement expires in 2027. Both license agreements contain renewal options; but there can be no assurances that one or both of the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for our Company in the future.

We may be unable to develop new business.

Our management believes that any significant improvement in our Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources, potentially including acquired businesses. Our Company’s ability to develop new revenues may depend on the extent of its marketing activities, acquisition activities and its research and development activities, all of which are limited. We cannot assure you that the resources that our Company can devote to marketing, finding suitable acquisitions and to research and development will be sufficient to increase its revenues to levels that will enable it to maintain positive operating cash flow in the future.

Our inability to successfully acquire and integrate other businesses, assets, products or technologies could harm our operating results.

We are actively evaluating business acquisitions that we believe could complement or expand our existing product and service offerings. From time to time, we may enter into letters of intent with companies with which we are negotiating potential acquisitions or as to which we are conducting due diligence. Although we are currently not a party to any binding definitive agreement with respect to potential business acquisitions, we may enter into these types of arrangements in the future, which could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We have limited experience in successfully acquiring and integrating businesses, products and technologies. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues. We may encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures.

Additionally, in connection with any business acquisitions we complete, we may not achieve the synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions using existing cash, the reduction of our available cash could cause us to face liquidity issues or cause other unanticipated problems in the future. If we finance acquisitions by issuing equity securities, the ownership interest of our existing stockholders may be diluted, which could adversely affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business could divert management and employee time and resources from other matters.

We may be unable to obtain raw materials and products for resale.

We use a large volume or raw materials. From time to time, the Company is required to pay cash in advance of shipment to certain of its suppliers. The inability to obtain materials on a timely basis and the possibility that certain vendors may permanently discontinue supplying our Company with needed products and services may result in delayed shipments to customers and further impact our Company’s ability to service its customers, thereby adversely affecting our Company’s relationships with its customers and licensees. We cannot assure you that our Company will be able to maintain its vendor relationships in an acceptable manner.

We may experience uneven patterns of quarterly and annual operating results.

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

Other important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

●	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;
●	general economic conditions;
●	changes in our pricing policies;
●	our ability to expand our business;
●	our ability to successfully integrate our acquired businesses;
●	new product and service introductions;
●	technical difficulties or interruptions in our services;
●	costs associated with future acquisitions of businesses; and
●	extraordinary expenses such as litigation or other dispute-related settlement payments.

Some of these factors are not within our control, and the occurrence of one or more of them may cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and should not be relied upon as an indication of future performance.

Our intellectual property rights may not be fully protected.

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

Our Company’s revenue is susceptible to changes in general economic conditions.

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

We are subject to regulatory compliance related to our operations.

We are subject to various U.S. governmental regulations related to occupational safety and health, labor and business practices. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alterations of our production processes, cessation of operations, or other actions, which could harm our business.

Certain financial instruments potentially subject our Company to concentrations of credit risk.

Certain financial instruments potentially subject our Company to concentrations of credit risk. These financial instruments consist primarily of cash, cash equivalents and accounts receivable. At December 31, 2022, our Company’s deposits and short-term investments with a financial institution were $4,838,000 in excess of the FDIC deposit insurance coverage of $250,000. There is a concentration of credit risk with respect to accounts receivable due to the number of major customers.

We may incur liability arising from the use of hazardous materials.

Our business and our facilities are subject to a number of federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that we use or generate in our operations. Many of these environmental laws and regulations subject current or previous owners or occupiers of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or occupier knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were taken in compliance with the law. In our business, we use hazardous materials that are stored on site. We use various chemicals in our manufacturing process that may be toxic and covered by various environmental controls. An unaffiliated waste hauler transports the waste created by use of these materials off-site. Many environmental laws and regulations require generators of waste to take remedial actions at an off-site disposal location even if the disposal was conducted lawfully. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental laws and regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could severely harm our business.

We may be unable to protect our information systems from cybersecurity attacks or incidents, or if our information systems are otherwise disrupted.

We depend on information technology, including public websites and cloud-based services, for many activities important to our business. If we do not allocate and effectively manage the resources necessary to build and sustain our information technology infrastructure, if we fail to timely identify or appropriately respond to cybersecurity incidents, or if our information systems are damaged, destroyed or shut down (whether as a result of natural disasters, fires (either directly or through smoke damage), power outages, acts of terrorism or other catastrophic events, network outages, software, equipment or telecommunications failures, user errors, or from deliberate cyberattacks such as malicious or disruptive software, denial of service attacks, malicious social engineering, hackers or otherwise), our business could be disrupted and we could be subject to: transaction errors; processing inefficiencies; the loss of, or failure to attract, new customers; the loss of revenues from unauthorized use, acquisition or disclosure of or access to confidential information; the loss of or damage to intellectual property or trade secrets, including the loss or unauthorized disclosure of sensitive data, confidential information or other assets; damage to our reputation; litigation; regulatory enforcement actions; violation of data privacy, security or other laws and regulations; and remediation costs.

We conduct significantly all of our business and manufacturing activities at our King of Prussia, PA facility, and circumstances beyond our control may result in considerable business interruptions.

We conduct all of our operations activities at our King of Prussia, PA facility. Our operations are vulnerable to interruption by fire, earthquake, floods or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses, and other events beyond our control. We do not have a detailed disaster recovery plan.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

We are a small public company and the requirements of being a public company are a strain on our systems and resources, are a diversion to management’s attention, and are costly.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act) the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place strain on our personnel, systems and resources.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We are and will continue to be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management's attention may be diverted from other business concerns, which could adversely affect our business.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

We expect these laws, rules and regulations to make it more difficult and more expensive for us to continue to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain appropriate levels of coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

As a result of being a public company, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the time and resources of our management and adversely affect our business and operating results.

As a smaller reporting company that is not an accelerated filer, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

As a smaller reporting company that is not an accelerated filer we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act) the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). We expect that compliance with these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, (Section 404), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of our Company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results.

We may have undetected material weakness in internal controls.

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

Our common stock is subject to volatility.

We cannot assure you that the market price for our common stock will remain at its current level, and a decrease in the market price could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors:

•	announcements or press releases relating to our industry or to our own business or prospects;
•	regulatory, legislative, or other developments affecting us or our industry generally;
•	sales by holders of restricted securities pursuant to effective registration statements or exemptions from registration; and
•	market conditions specific to our Company, our industry and the stock market generally.

Future sales of our shares could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Any disposition by any of our large shareholders of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices of our common stock.

We do not intend to pay any cash dividends on our securities, so you will not be able to receive a return on your investment unless you sell your shares.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our securities. Unless we pay dividends, our security holders will not be able to receive a return on their securities unless they sell them.

There is a limited market for our common stock, which may make it more difficult for you to sell your stock.

Our Company’s common stock is quoted on the OTC Market (OTC Pink) under the symbol "NNUP." The trading market for our common stock is limited, accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, your ability to sell our common stock, or the prices at which you may be able to sell our common stock.

Our common stock may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  While our common stock is not presently exempt from being considered a “penny stock” because our net tangible assets exceed $2 million and we have been in continuous operations for at least (3) years, if we are unable to continue to qualify for this exemption, or any other available exemption from the definition of “penny stock,” our common stock will become a “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

•	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

•	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock or our warrants and may affect your ability to resell our common stock and our warrants.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock or will not be classified as a “penny stock” in the future.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”), has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares, as well as overall liquidity, of our common stock.

Provisions in the Company's charter and bylaws may delay or prevent an acquisition of the Company by a third party.

The Company's charter, bylaws and Maryland law contain provisions that could make it more difficult for a third party to acquire the Company without the consent of our Board. Additionally, these provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

•	authorize our board of directors to create and issue, without stockholder approval, preferred stock, thereby increasing the number of outstanding shares, which can deter or prevent a takeover attempt;
•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•	provide that any vacancy on the board of directors of the Company be filled only by the affirmative vote of a majority of the remaining directors then in office even if remaining directors do not constitute a quorum;
•	provide that our board of directors be divided into three classes, with approximately one-third of the directors to be elected each year;
•	provide that our board of directors is expressly authorized to adopt, amend or repeal our bylaws;
•	provide that our directors will be elected by a plurality of the votes cast in the election of directors;
•	provide that the Company’s stockholders may only remove any member of the Board by the affirmative vote of at least two-thirds of all the votes entitled to be cast by the stockholders generally in the election of directors and, such removal is required to be for cause; and
•	provide that the number of directors of the Company shall be fixed only by vote of the board of directors;

Also, under Maryland law, business combinations, including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between the Company and any interested stockholder, generally defined as any person who beneficially owns, directly or indirectly, 10% or more of the Company's common stock, or any affiliate of an interested stockholder are prohibited for a five-year period, beginning on the most recent date such person became an interested stockholder. After this period, a combination of this type must be approved by two super-majority stockholder votes, unless common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions, including derivative actions, which could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, other employees, or the Company's stockholders and may discourage lawsuits with respect to such claims.

Unless the Company consents in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland (the “Maryland Circuit Court”) (or, if the Maryland Circuit Court does not have jurisdiction, the federal district court for the District of Maryland) (the “Exclusive Forum”) shall be the sole and exclusive forum for (a)(i) any action asserting an Internal Corporate Claim, as such term is defined in the MGCL (other than any action arising under federal securities laws), including, without limitation, (ii) any action asserting a claim of breach of the applicable standard of conduct or any duty owed by any director or officer or other employee of the Company to the Company or to the stockholders of the Company or (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL, the Charter or these Bylaws, or (b) any other action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine. Further, notwithstanding anything to the contrary in the foregoing, unless the Company consents in writing to the selection of an alternative forum, the federal district court for the District of Maryland (the “Securities Act Exclusive Forum”) shall be the sole and exclusive forum for resolution of any complaint asserting a cause of action arising under the Securities Act of 1933.

Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Maryland law for the specified types of actions and proceedings, these provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, or other employees and may discourage lawsuits with respect to such claims.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, research and ink production facilities are located at 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406. These premises consist of approximately 6,100 square feet of leased space. Our lease commenced in January 2014 and expires in April 2024. Current monthly rent under this lease is $4,595; this amount escalates an amount of approximately three percent each year. In addition to rent, we are also responsible for our pro-rata share of the operating costs of the building.

We incurred leasehold improvement expenditures of approximately $58,400 through March 13, 2023, and we believe that additional leasehold improvement expenditures will not be significant. We consider this space adequate for our current needs and additional space is available as needed.

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

Shareholders

As of March 13, 2023, we have a total of 9,251,178 shares of common stock issued and outstanding, held of record by approximately 485 holders of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

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

Background Overview

Nocopi Technologies, Inc. develops and markets specialty reactive inks for multiple applications across various industries. Our specialty inks are used by our customers for a range of purposes from bringing entertainment products to life with a variety of color activations to providing document and brand authentication for security purposes aimed at reducing losses caused by fraudulent document reproduction or by product counterfeiting and/or diversion. Our primary markets are the large educational and toy products industry and the document and product authentication industry. We derive our revenues primarily from licensing our technologies on an exclusive or non-exclusive basis to licensees who incorporate our technologies into their product offering and from selling products incorporating our technologies to the licensees or to their licensed printers.

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

Both the absolute amount of our Company’s revenues and the mix among the various sources of revenue are subject to substantial fluctuation. We have a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on our Company’s total revenue, revenue mix and overall financial performance. Such changes may result from a substantial customer’s product development delays, engineering changes, changes in product marketing strategies, production requirements and the like. We cannot predict whether inflation, interest rate increases, geopolitical instability and COVID-19, will materially affect our licensing fees or the demand for our products in 2023 and beyond. In addition, certain customers have, from time to time, sought to renegotiate certain provisions of their license agreements and, when our Company agrees to revise such terms, revenues from the customer may be affected.

Comparison of the Years ended December 31, 2022 and 2021

Revenues for 2022 were $4,627,200, an increase of approximately 137%, or $2,675,300, from $1,951,900 in 2021. Revenues in 2022 included, in accordance with ASU 214-09, Revenue from Contracts with Customers (“Topic 606”), revenue of $2,810,600 from three licensees representing the present value of guaranteed royalty payments that will be payable over varying periods of two through five years that began in the second half of 2022 and terminate in the second quarter of 2028. The guaranteed royalty payments result from amendments to license agreements with two existing licensees and a license agreement with a new licensee. Since the performance obligation is to grant the licenses for the use of certain patented ink technology as it exists at the time that it is granted, the promise to grant the licenses are performance obligations satisfied at a point in time in accordance with Topic 606.

Licenses, royalties and fees increased in 2022 by approximately 346%, or $2,803,100, to $3,613,000 from $809,900 in 2021. The increase in licenses, royalties and fees in 2022 compared to 2021 is due primarily to higher royalties from our Company’s licensees in entertainment and toy products market including $2,810,600 representing the present value of guaranteed royalty payments that will be payable over varying periods of two to five years that began in the third quarter of 2022 as a result of amendments to license agreements with two licensees in the entertainment and toy products market that provide for five year extensions to the license agreements beginning in October 2022 described above. Additionally, our Company negotiated a license with a new licensee in the entertainment and toy products market commencing in October 2022 and terminating in the fourth quarter of 2024. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company beyond those achieved in 2022, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions being experienced worldwide as a result of the COVID-19 pandemic has negatively impacted all worldwide economies beginning in early 2020. The products marketed by the Company’s major licensees in the entertainment and toy products markets are produced in China. Trans-Pacific ocean shipping was negatively affected by container shortages and port delays both in the United States and China during 2022.

Product and other sales decreased by $127,800, or approximately 11%, to $1,014,200 in 2022 from $1,142,000 in 2021. The lower level of ink sales in 2022 compared to 2021 is due primarily to lower ink requirements of the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market. Sales of ink to the licensed printers of its licensees in the entertainment and toy products market were approximately $137,700 lower in 2022 compared to 2021. Sales of security ink in 2022 to our Company’s licensees in the retail receipt and document fraud market approximated 2021.

Our Company derived $4,463,800, or approximately 96% of total revenues, from licensees and their licensed printers in the entertainment and toy products market in 2022 compared to $1,758,200, or approximately 90% of total revenues, in 2021. The increase in revenues from our licensees and their authorized printers in the entertainment and toy products market in 2022 compared to 2021 is due primarily to the higher guaranteed royalties in accordance with Topic 606 resulting from a new license along with license extensions with two licensees in 2022. Our Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by marketplace reaction to the new and improved products, economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. We cannot assure you that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions that continue to be experienced worldwide as a result of COVID-19 and its variants including the now dominant XBB1.5 variant.

Our Company’s gross profit increased to $3,899,500, or approximately 84% of revenues, in 2022 from $1,213,800, or approximately 62%, in 2021. The higher gross profit in 2022 compared to 2021 results primarily from higher gross revenues from licenses, royalties and fees offset in part by lower product and other sales in 2022 compared 2021.

Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The higher gross profit in 2022 compared to 2021 reflects higher gross revenues from licenses, royalties and fees offset in part by lower gross revenues from product and other sales in 2022 compared to 2021.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Due primarily to the higher revenues from licenses, royalties and fees in 2022 compared to 2021, the gross profit from licenses, royalties and fees increased to approximately 95% of revenues from licenses, royalties and fees in 2022 from approximately 79% in 2021.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 45% of revenues in 2022 compared to approximately 50% of revenues 2021. The decrease in gross profit in 2022 compared to 2021 is due primarily to lower ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market.

Research and development expenses were $140,400 in 2022 compared to $181,500 in 2021. The decrease in 2022 compared to 2021 resulted primarily from lower employee related expenses in 2022 compared to 2021.

Sales and marketing expenses were $494,500 in 2022 compared to $287,700 in 2021. The increase in 2022 compared to 2021 is due primarily to higher commission expense on the high level of revenues in 2022 compared to 2021.

General and administrative expenses increased to $1,219,200 in 2022 from $719,400 in 2021. The increase in 2022 compared to 2021 is due primarily to significantly higher legal, corporate relations and employee expenses in 2022 compared to 2021.

Income taxes in 2022 resulted from Federal income taxes on our Company’s taxable income offset in part by the utilization of the remaining Federal net operating loss carryforwards that existed prior to 2022 along with limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

Our net income of $1,813,100 in 2022 compared to net income of $49,400 in 2021 resulted primarily from a higher gross profit on a higher level of licenses, royalties and fees offset in part by higher overhead expenses and income tax liabilities in 2022 compared to 2021.

Our management does not believe that inflation and changing prices have had a significant effect on our revenues and results of operations during the years ended December 31, 2022 and December 31, 2021.

Plan of Operation, Liquidity and Capital Resources

Our Company’s cash increased to $5,337,800 at December 31, 2022 from $1,846,700 at December 31, 2021. During 2022, our Company received $3,500,000 upon the sale of 2.5 million shares of its common stock pursuant to a private placement, used $8,100 in its operating activities and $800 for capital expenditures.

Our Company’s revenues increased approximately 137% to $4,627,200 in 2022 from $1,951,900 in 2021 primarily as a result of higher licensing revenue from the Company’s licensees in the entertainment and toy products market. Our Company’s gross profit increased approximately 221% to $3,899,500 in 2022 from $1,213,800 in 2021 primarily as a result of higher license fees from our licensees in the entertainment and toy products market.

Our Company’s total overhead expenses increased in 2022 compared to 2021, our Company’s net interest income increased in 2022 compared to 2021 and our Company’s income tax expense increased in 2022 compared to 2021. As a result of these factors, our Company generated net income of $1,813,100 in 2022 compared to $49,400 in 2021. Our Company had negative operating cash flow of $8,100 in 2022. At December 31, 2022, our Company had working capital of $6,421,800 and stockholders’ equity of $8,818,400. For the full year of 2021, our Company had net income of $49,400 and had positive operating cash flow of $512,700. At December 31, 2021, our Company had working capital of $3,197,500 and stockholders’ equity of $3,505,300.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment in 2023 and beyond due to the ongoing COVID-19 pandemic and its effect on the global economy, geopolitical instability including the Russia-Ukraine war and the supply chain disruptions related to both as well as the record inflation, lower demand and significantly higher interest rates currently being experienced in the United States along with the probability of an economic recession both in the United States and globally. As a result, our revenues, results of operations and liquidity may be negatively impacted in future periods.

Contractual Obligations

We conduct our operations in leased facilities under a non-cancelable operating lease expiring in 2024. Future minimum lease payments under this operating lease at December 31, 2022 are: $56,200 – 2023 and $18,900 – 2024. Total rental expense under operating leases was $53,300 in each of the years ended December 31, 2022 and December 31, 2021.

Recently Adopted Accounting Pronouncements

As of December 31, 2022, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

NOCOPI TECHNOLOGIES, INC.

Date: March 31, 2023	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2023
Michael A. Feinstein, M.D.

/s/ Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2023
Rudolph A. Lutterschmidt

/s/ Jacqueline J. Goldman	Director	March 31, 2023
Jacqueline J. Goldman

/s/ Michael S. Liebowitz	Director	March 31, 2023
Michael S. Liebowitz

/s/ Marc Rash	Director	March 31, 2023
Marc Rash

/s/ Joseph Raymond	Director	March 31, 2023
Joseph Raymond

/s/ Matthew C. Winger	Director	March 31, 2023
Matthew C. Winger

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nocopi Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nocopi Technologies, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania

March 31, 2023

Nocopi Technologies, Inc.

Balance Sheets*

	December 31
	2022	2021
Assets
Current assets
Cash and cash equivalents	$5,337,800	$1,846,700
Accounts receivable less $12,000 allowance for doubtful accounts	1,103,500	970,800
Inventory	486,400	422,700
Prepaid and other	103,300	160,000
Total current assets	7,031,000	3,400,200
Fixed assets
Leasehold improvements	58,400	58,400
Furniture, fixtures and equipment	164,400	164,100
Fixed assets, gross	222,800	222,500
Less: accumulated depreciation and amortization	167,800	134,200
Total fixed assets	55,000	88,300
Other assets
Long-term receivables	2,463,100	185,000
Operating lease right of use – building	68,300	115,800
Other assets	2,531,400	300,800
Total assets	$9,617,400	$3,789,300

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$97,700	$3,700
Accrued expenses	173,700	151,500
Income taxes	287,100	—
Operating lease liability – current	50,700	47,500
Total current liabilities	609,200	202,700

Other liabilities
Accrued expenses, non-current	172,200	13,000
Operating lease liability – non-current	17,600	68,300
Total other liabilities	189,800	81,300

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, $1.00 par value, authorized – 300,000 shares, Issued and outstanding – none	—	—
Common stock, $0.01 par value, authorized – 75,000,000 shares, Issued and outstanding – 2022 - 9,251,178 shares; 2021 - 6,751,178 shares	92,500	67,500
Paid-in capital	16,659,600	13,184,600
Accumulated deficit	(7,933,700)	(9,746,800)
Total stockholders' equity	8,818,400	3,505,300
Total liabilities and stockholders’ equity	$9,617,400	$3,789,300

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Comprehensive Income*

.	Years ended December 31
	2022	2021
Revenues
Licenses, royalties and fees	$3,613,000	$809,900
Product and other sales	1,014,200	1,142,000
Total revenues	4,627,200	1,951,900

Cost of revenues
Licenses, royalties and fees	174,200	168,000
Product and other sales	553,500	570,100
Total cost of revenues	727,700	738,100
Gross profit	3,899,500	1,213,800

Operating expenses
Research and development	140,400	181,500
Sales and marketing	494,500	287,700
General and administrative	1,219,200	719,400
Total operating expenses	1,854,100	1,188,600
Net income from operations	2,045,400	25,200

Other income (expenses)
Interest income	64,200	20,700
Interest expense and bank charges	(2,000)	(2,200)
Total other income (expenses)	62,200	18,500
Net income before income taxes	2,107,600	43,700
Income taxes	294,500	(5,700)
Net income	$1,813,100	$49,400

Net income per common share
Basic	$.24	$.01
Diluted	$.24	$.01

Weighted average common shares outstanding
Basic	7,584,511	6,743,615
Diluted	7,584,511	6,743,615

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statement of Stockholders’ Equity*

For the Period January 1, 2021 through December 31, 2022

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2021	6,737,041	$67,400	$13,181,900	$(9,796,200)	$3,453,100

Exercise of warrants	14,137	100	2,700		2,800

Net income				49,400	49,400
Balance – December 31, 2021	6,751,178	67,500	13,184,600	(9,746,800)	3,505,300

Sales of common stock	2,500,000	25,000	3,475,000		3,500,000

Net income				1,813,100	1,813,100
Balance – December 31, 2022	9,251,178	$92,500	$16,659,600	$(7,933,700)	$8,818,400

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

	Years ended December 31
	2022	2021
Operating Activities
Net income	$1,813,100	$49,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	34,100	30,500
Net income adjusted for non-cash operating activities	1,847,200	79,900
(Increase) decrease in assets
Accounts receivable	(132,700)	310,000
Inventory	(63,700)	(97,900)
Prepaid and other	56,700	(62,200)
Long-term receivables	(2,230,600)	419,000
Increase (decrease) in liabilities
Accounts payable and accrued expenses	227,900	(99,800)
Income taxes	287,100	(36,300)
Total increase in operating capital	263,600	84,500)
Net cash provided by (used in) operating activities	(8,100)	512,700

Investing Activities
Additions to fixed assets	(800)	(31,600)
Net cash used in investing activities	(800)	(31,600)

Financing Activities
Issuance of common stock	3,500,000	—
Exercise of warrants	—	2,800
Net cash provided by financing activities	3,500,000	2,800
Increase in cash and cash equivalents	3,491,100	483,900

Cash and Cash Equivalents
Beginning of year	1,846,700	1,362,800
End of year	$5,337,800	$1,846,700

Cash paid for taxes	$—	$38,000

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accumulated depreciation and amortization	$500	$600
Furniture, fixtures and equipment	$(500)	$(600)

*The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2022 and 2021

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

Cash and cash equivalents consist of demand deposits and money-market funds with two major U.S. banks and investment securities consisting of short-term U.S. Treasury Bills with maturities of less than one year held by a major U.S. bank.

Investment securities held to maturity include any security for which the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

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

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2022 and 2021

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

Earnings per share – Our Company follows FASB ASC 260 resulting in the presentation of basic and diluted earnings per share. Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Since our Company did not have any common stock equivalents outstanding as of December 31, 2022 and 2021, basic and diluted earnings per share were the same.

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

Recently Adopted Accounting Pronouncements

As of December 31, 2022, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2022 and 2021

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

3.       Cash and Cash Equivalents

	Year ended December 31
	2022	2021
Cash and cash equivalents
Cash and money market funds	$917,400	$1,846,700
U.S. Treasury Bills	4,420,400	—
Cash and cash equivalents	$5,337,800	$1,846,700

The amortized cost and fair value of securities held to maturity at December 31, 2022 are as follows:

	Amortized Cost	Fair Value
U.S. Treasury Bills
Due January 19, 2023	$1,122,600	$1,123,200
Due April 20, 2023	1,110,300	1,110,300
Due July 13, 2023	1,100,300	1,098,300
Due October 5, 2023	1,087,200	1,087,000
Total	$4,420,400	$4,418,800

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2022 and 2021

4.        Concentration of Credit Risk

Certain financial instruments potentially subject our Company to concentrations of credit risk. These financial instruments consist primarily of cash, cash equivalents and accounts receivable. At December 31, 2022, our Company’s deposits and short-term investments with a financial institution were $4,838,000 in excess of the FDIC deposit insurance coverage of $250,000. There is a concentration of credit risk with respect to accounts receivable due to the number of major customers.

5.       Long-term Receivables

As of December 31, 2022, the Company had long-term receivables of $2,463,100 from three licensees representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the second quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with two existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company's incremental borrowing rate of 4%.

The three agreements grant licenses for the use of certain patented ink technology as it exists at the time that it is granted which is considered functional intellectual property. Under Topic 606, a performance obligation to transfer a license for functional intellectual property is satisfied at a point in time and the fixed consideration could be recognized upfront when the Company transfers control of the licensee if certain criteria are met. Specifically, the minimum royalty guarantee could be recognized upfront if the following conditions are met:

•	The royalty payment is fixed or determinable
•	Collection of the royalty payment is considered probable
•	The licensee has the ability to benefit from the licensed technology

The Company determined that the above conditions were met upon execution of the agreements and recognized $2,810,580 of royalty revenue net of imputed interest of $132,300 . The Company also recognized $196,500 of commission expense related to the three license agreements, which is reflected in selling expense on the statement of comprehensive income for the year ended December 31, 2022. The commissions are payable over the term of the agreements and are due when payments are received by the Company. As of December 31, 2022, the accrued commission payable balance was $ 194,700.

The current portion of the three new license agreements and one license agreement entered into in prior years, in the amount of $507,400 and $374,500, is included in accounts receivable on the balance sheet as of December 31, 2022 and 2021.

The following table summarizes the future minimum payments due under the three new license agreements as of December 31, 2022:

Year Ending December 31:
2024	$642,000
2025	$570,000
2026	$570,000
2027	$557,500
2028	$520,000
Total	$2,859,500

The Company has evaluated the collectibility of the long-term receivables and believes them to be fully collectible as of December 31, 2022. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2022 and 2021

The long-term receivables are recorded at its present value as of December 31, 2022, and will be amortized over the term of the license agreements using the effective interest method. The unamortized balance of the receivables as of December 31, 2022 is $2,450,800.

The Company has also considered the potential impact of changes in interest rates on the present value of the three new receivables. A hypothetical 1% increase or decrease in the incremental borrowing rate would result in an approximate $21,400 increase or decrease in the present value of the receivables as of December 31, 2022.

6.        Line of Credit

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

7.        Stockholders’ Equity

On August 25, 2022, our Company filed Articles of Amendment to its Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland to effect a one-for-ten (1:10) reverse stock split of our Company’s common stock, par value $0.01 per share. The August 25, 2022 Articles of Amendment become effective as of 12:01 a.m. Eastern Standard Time on September 2, 2022 (the “Effective Time”). At the Effective Time, every ten shares of common stock of our Company that were issued and outstanding immediately prior to the Effective Time were changed into one issued and outstanding share of common stock of our Company. The reverse stock split did not affect any stockholder’s ownership percentage of our Company’s shares, except to the limited extent that the reverse stock split resulted in any stockholder owning a fractional share. No fractional shares were issued in connection with the reverse stock split. Each stockholder who would otherwise have been entitled to receive a fraction of a share of our Company’s common stock instead received one whole share of common stock. There was no change to the number of authorized shares or the par value per share. Share and per share amounts have been retroactively restated to reflect the one-for-ten reverse stock split on September 2, 2022.

On August 1, 2022 our Company entered into a stock purchase agreement in connection with a private placement for total gross proceeds of $3.5 million. The stock purchase agreement provided for the issuance of an aggregate of 2,500,000 shares of our Company’s common stock to two investors at a purchase price of $1.40 per share, as adjusted for our Company’s one-for-ten (1:10) reverse stock split of our Company’s common stock, par value $0.01 per share. To enable the private placement transaction, our Company’s Board of Directors approved a 1-for-10 (1:10) reverse stock split of its common stock that was effective on September 2, 2022. On September 13, 2022, the sale pursuant to the stock purchase agreement closed. No placement fees or commissions were paid in connection with this transaction.

During the second quarter of 2021, holders of the remaining 14,137 warrants that had been outstanding exercised their options to purchase a total of 14,137 shares of our Company’s common stock at $0.20 per share. The warrants were granted in 2014 to two individuals who acquired convertible debentures from the Company in 2014. The warrants were exercisable two years after issuance and expire seven years after issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The relative fair value of the warrants was recorded as a discount to the notes payable with an offsetting credit to additional paid-in capital since our Company determined that the warrants were an equity instrument in accordance with FASB ASC 815. The debt discount related to the warrant issuances was accreted through interest expense over the term of the notes payable. At December 31, 2022, our Company had no warrants outstanding.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2022 and 2021

8.       Income Taxes

At December 31, 2022, our Company had federal taxable income of approximately $799,100 after utilization of the federal net operating loss (NOL’s) carryforwards of approximately $1,174,300 that were available at December 31, 2021 to offset future taxable income. There was no provision for federal income taxes for the year ended December 31, 2021 due to the availability of NOL’s. State income taxes in 2022 resulted from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania. At December 31, 2022 and December 31, 2021, our Company had state NOL’s approximating $1,792,900 and $2,638,800, respectively; however, if not utilized, they expire in varying amounts through the year 2032. The utilization of these NOL’s to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no material temporary differences for the years ended December 31, 2022 and December 31, 2021. Our Company has established a 100% valuation allowance of $143,400 and $457,700 at December 31, 2022 and December 31, 2021, respectively, for the deferred tax assets due to the uncertainty of their realization. The components for federal and state income tax expense are:

	Year ended December 31
	2022	2021
Current federal taxes	$167,800	$—
Current state taxes	126,700	(5,700)
	$294,500	$(5,700)

The reconciliation of the statutory federal rate to our Company’s effective tax rate follows:

	2022		2021
	Amount	%	Amount	%

Income tax at U.S. federal income tax rate	$442,600	21	$9,700	21

State tax net of federal tax effect	166,300	8	(2,600)	(5)

Other	—	—	(13,800)	(30)

Increase in (utilization of ) operating losses	(314,400)	(15)	1,000	2
	$294,500	14	$(5,700)	(12)

The components of deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	2022	2021

Deferred tax asset for NOL carryforwards	$143,400	$457,700

Deferred tax liability - other
Valuation allowance	(143,400)	(457,700)
Deferred tax liability	$—	$—

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

Our Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of comprehensive income. As of January 1, 2022, our Company had no unrecognized tax benefits and no charge during 2022, and accordingly, our Company did not recognize any interest or penalties during 2022 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2022.

Tax years from 2020 through 2022 remain subject to examination by U.S. federal and state tax jurisdictions.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2022 and 2021

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

Total lease expense under operating leases was $53,300 in each of the years ended December 31, 2022 and December 31, 2021.

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31
2023	$56,200
2024	18,900
Total lease payments	75,100
Less imputed interest	(6,800)
Total	$68,300

Our Company has an employment agreement, expiring in May 2024, with Michael A. Feinstein, M.D., its Chairman of the Board and Chief Executive Officer. The employment agreement contains one-year renewal provisions that became effective after the original term. Dr. Feinstein receives base compensation of $120,000 per year effective January 1, 2020 plus a performance bonus determined by our Company’s Board of Directors. Our Company has an employment agreement, expiring in March 2024, with Terry W. Stovold, its Chief Operating Officer, whereby Mr. Stovold receives a salary set by our Company’s Board of Directors, currently set at $75,000, along with a commission of seven percent on sales generated by his efforts. The employment agreement contains one-year renewal provisions that became effective after the original term. Our Company has an employment agreement, expiring in September 2024, with Matthew C. Winger, its Executive Vice President of Corporate Development, whereby Mr. Winger receives a salary set by our Company’s Board of Directors, currently set at $125,000 per year effective October 1, 2022 plus a performance bonus determined by our Company’s Board of Directors. The employment agreement contains two-year renewal provisions that become effective after the original term. Future minimum compensation payments under these employment agreements are: $320,000 to be paid in 2023 and $162,500 to be paid in 2024.

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

At December 31, 2022, our Company did not have an active stock option plan. Our Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There was no compensation expense recognized during the years ended December 31, 2022 and December 31, 2021 and there was no unrecognized portion of expense at December 31, 2022.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2022 and 2021

At December 31, 2022 and December 31, 2021, our Company had no outstanding warrants to purchase common stock of our Company. A summary of warrant activity follows:

Weighted
		Exercise	Average
	Number of	Price Range	Exercise
	Shares	Per Share	Price
Outstanding at December 31, 2020	14,137	$0.20	$0.20
Warrants exercised	14,137	0.20	0.20
Outstanding at December 31, 2021	—	—	—
	—	—	—
Outstanding at December 31, 2022	—	—	—

Our Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of our Company. There were no contributions charged to expense during 2022 or 2021.

11.        Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of our Company’s total revenues were:

	Year ended December 31
	2022	2021
Customer A	66%	27%
Customer B	19%	48%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2022	2021
Customer A	84%	74%
Customer B	6%	21%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition. Our Company’s revenues by geographic region are as follows:

	Year ended December 31
	2022	2021
North America	$3,331,600	$812,800
South America	1,600	4,100
Europe	200	–
Asia	968,000	1,041,300
Australia	325,800	93,700
	$4,627,200	$1,951,900

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2008
3.2	Articles of Amendment - Filed August 25, 2022	Incorporated by reference to the Company’s Report on Form 8-K filed on 08/25/22
3.2	Second Amended and Restated Bylaws, Dated January 28, 2022	Incorporated by reference to the Company’s Form 8-K filed on February 2, 2022
3.3	Articles Supplementary relating to Nocopi Technologies, Inc.’s election to be subject to Sections 3-803, 3-804(a), 3-804(b) and 3-804(c) of the Maryland General Corporation Law	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2021
4.1	Form of Certificate of Common Stock	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 7, 2006
4.2	Registration Rights Agreement – Dated August 1, 2022	Incorporated by reference to the Company’s Form 8-K filed on 08/05/22
4.3	Securities registered under Section 12 of the Exchange Act	Filed herewith
10.1†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 15, 1999
10.2	Director Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.3	Officer Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.4†	Employment Agreement with Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008
10.5†	Employment Agreement Amendment - Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Form 8-K filed on December 17, 2019
10.6†	Employee Agreement dated September 29, 2022 - Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 09/30/22
10.7†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2010
10.8†	Employment Agreement with Terry W. Stovold	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012
10.9	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.10	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019

10.11	Lease Agreement dated December 12, 2013 relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.12	Lease Extension Agreement dated September 28, 2018	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.13	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated November 28, 2018 between the Company and Santander Bank	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.14	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
10.15	Stock Purchase Agreement - Dated August 1, 2022	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on 08/05/22
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005
21.1	Subsidiaries of the Registrant	Filed herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
99.1	Second Amendment to Nomination and Standstill Agreement dated September 30, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 09/30/22
99.2	First Amendment to Nomination and Standstill Agreement dated May 23, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 05/24/22
99.3	Nomination and Standstill Agreement dated March 29, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 03/29/22
99.4	Standstill Agreement dated May 23, 2022, between the Company and Howard Timothy Eriksen, Cedar Creek Partners, LLC and Eriksen Capital Management LLC.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 05/24/22
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

———————

† Compensation plans and arrangements for executives and others.