Form 10-K/A
period 2022-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2023-04-28
CIK 888981

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for Nocopi Technologies, Inc. for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Form 10-K”). Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Nocopi Technologies, Inc.

We are filing this Amendment to include the information required by Part III and not included in the Original Form 10-K, because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2022. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Form 10-K to our incorporation by reference of certain sections of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

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

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Director Since	Director Term/ Class/Expires
Michael A. Feinstein, M.D.	76	Chair of the Board of Directors; Chief Executive Officer	1999	3 years/Class III/2024
Terry W. Stovold	60	Chief Operating Officer	—
Matthew C. Winger*	39	Executive Vice President of Corporate Development	2022	3 years/Class II/2023
Rudolph A. Lutterschmidt	76	Vice President and Chief Financial Officer	—
Jacqueline Goldman	62	Director	2023	3 years/Class I/2025
Michael S. Liebowitz*	54	Director	2022	3 years/Class I/2025
Marc Rash	74	Director	2017	3 years/Class III/2024
Joseph K. Raymond	26	Director	2021	3 years/Class II/2023

*On March 29, 2022, we entered into a Nomination and Standstill Agreement with MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger (collectively, the “MSL18 Group”), pursuant to which the MSL18 Group agreed to certain standstill provisions and the Company agreed to appoint and nominate each of Matthew C. Winger and Michael S. Liebowitz to the Company’s Board of Directors.

Business experience of directors, executive officers, and significant employees

Michael A. Feinstein, M.D., 76, has served as our Chairman of the Board of Directors since December 1999 and our Chief Executive Officer since February 2000. Dr. Feinstein has been a practicing physician in Philadelphia for more than thirty years until his retirement in 2021, serving for more than twenty-five years as the President of a group medical practice which included two physicians. He is a Fellow of the American College of Obstetrics and Gynecology and of the American Board of Obstetrics and Gynecology. He received his B.A. from LaSalle University and his M.D. from Jefferson Medical College. He has represented our Company in numerous licensing negotiations, governmental meetings and capital raises. The Board of Directors believes that Dr. Feinstein’s considerable personal experience as a business owner and investor in publicly traded businesses makes him well suited to serve as a member of our Board of Directors.

Terry W. Stovold, 60, has served as our Chief Operating Officer since July 2014, and has been employed by our Company for more than thirty years. Mr. Stovold previously served as our Company’s Director of Operations and Sales. Mr. Stovold received a Forestry Technician College degree from Algonquin College in Pembroke, Ontario, Canada and studied business at McGill University in Montreal, Canada. He holds numerous U.S. and foreign patents in the fields of printing technology and printing inks.

Matthew C. Winger, 39, has served as our director since March 2022 and as our Executive Vice President of Corporate Development since October 2022. Mr. Winger is the Director of Investments for M2A Family Office, where he evaluates public and private market investment opportunities for equity, debt, and real estate sectors, as well as provides support to portfolio investments across operations and company management. Prior to joining M2A Family Office, Mr. Winger was Director of Investments at a private venture supporting investment analysis and capital allocation. Earlier in his career, Mr. Winger was Senior Research Analyst at Fairholme Capital Management working directly with the CIO in executing a deep dive, fundamental strategy across public securities of distressed and special situation opportunities. Prior to this, Mr. Winger held various roles at TIAA-CREF, Loeb Partners and Countrywide Commercial Real Estate Finance. Mr. Winger earned a Bachelor of Science degree from the Kelley School of Business at Indiana University and an M.B.A. from New York University's Stern School of Business. He is a CFA Charterholder and a member of the CFA Society Miami, as well as a volunteer with Big Brothers Big Sisters of Miami. The Board of Directors believes that Mr. Winger’s knowledge of public and private markets makes him well suited to serve as a member of our Board of Directors.

Rudolph A. Lutterschmidt, 76, has served as our Vice President and Chief Financial Officer since 1992. Mr. Lutterschmidt has also been a consultant to several southeast Pennsylvania businesses during this time. He is a graduate of Syracuse University.

Jacqueline J. Goldman, 62, has served as our director since January 2023, and is the CEO and President of Puzzles Plus, Inc., a custom jigsaw puzzle company she founded over 33 years ago. Her creative puzzles have garnered national attention from newspapers, magazines and television. The company’s well known clients include: the White House Historical Society, Metropolitan Museum in NYC, Los Angeles Museum of Modern Art, NY Public Library, Dale Chihuly Art, Porsche Worldwide, Universities, and United Way. Her wealth of business knowledge in the commercial paper, paper-board, commercial ink and dyes, has led to consulting arrangements with commercial printers, museums and national daycare centers (e.g. Kaplan Companies, Bright Horizons). Prior to starting Puzzles Plus, Ms. Goldman was an International Trade banker in New York and Florida. She holds a bachelor’s degree in International Marketing from Bernard Baruch City College in New York City. The Board of Directors believes that Ms. Goldman’s business and marketing knowledge makes her well suited to serve as a member of our Board of Directors.

Michael S. Liebowitz, 54, has served as our director since October 2022. Mr. Liebowitz is the Founder and Managing Principal of M2A Family Office, a private firm he established in 2018 to manage his business and philanthropic activities to make a positive impact in the lives of future generations. He is an entrepreneur, private investor and seasoned business executive with extensive experience founding, acquiring and monetizing businesses in the insurance and financial industries. In the past 25 years, Mr. Liebowitz has founded or acquired many companies, including (i) in 1995, Harbor Group Consulting LLC, an insurance and risk management consulting firm where he served as President and Chief Executive Officer from 1995, until its acquisition by Alliant Insurance Services, Inc. (“Alliant”) in 2018, (ii) in 1999, as a founding principal, National Financial Partners Corp. (NYSE: NFP), which was taken public in 2003 and was acquired by a controlled affiliate of Madison Dearborn Partners, LLC in 2013, and is now one of the largest insurance brokers in the world, (iii) in 2006, Innova Risk Management (“Innova”), a boutique real estate insurance firm and leading provider of property and casualty insurance in the co-op and condominium markets in the New York area, which he acquired in a joint venture with Douglas Elliman Real Estate, LLC until its sale in 2019, (iv) in 2017, High Street Valuations, a firm that specializes in providing insurable value calculations for banks, capital market lenders, owners, and property management companies, and (v) in October 2020, New Beginnings Acquisition Corp. (“NBA”), a special purpose acquisition company until its merger with Airspan Networks Holdings Inc. (NYSE American: MIMO) (“Airspan”) in August 2021. He currently serves as President and Chief Executive of the Harbor Group Division of Alliant (and Managing Director and Executive Vice President of Alliant) and High Street Valuations; and, is the principal shareholder of Open Acq LLC, a firm that provides consultancy and actuarial services to qualified pension plans. He also currently serves as a director of Douglas Elliman Inc., where he has served since December 2021. He also served as President and Chief Executive Officer of Harbor and Innova until 2018 and 2019, respectively, when they were acquired by Alliant as well as NBA from October 2020 to August 2021, until its merger with Airspan. He has served since August 2021 on the board of Airspan and he served on the board of Ladenburg Thalmann Financial Services Inc. from January 2019 to February 2020. He also served on the board of The Hilb Group, a leading middle market insurance agency headquartered in Richmond, Virginia, from 2011 to 2013. Mr. Liebowitz has also acted as an advisor to many of the largest financial services companies around the globe on their complex insurance matters within their investment banking/M&A groups. He was special consultant to GMAC for the World Trade Center financing prior to and after 9/11 and its claims and litigation process and strategy and advised the U.S. Federal Reserve and Goldman Sachs in the depths of the financial crisis in the newly created TALF lending program. Mr. Liebowitz graduated from CW Post College-LI University with a B.S. in Finance. The Board of Directors believes that Mr. Liebowitz’s pertinent experience, qualifications, attributes and skills, including his strong background as an investor and executive officer of numerous businesses in varied industries, make him well suited to serve as a member of our Board of Directors.

Marc Rash, 74, has served as our director since September 2017, and is the Executive Vice President of Keystone Property Group, a Real Estate Development Company with over 10 million square feet of commercial real estate and a $2 billion Real Estate Fund. Mr. Rash, who joined Keystone in 1994, has extensive dealings with numerous lenders and investors as well as significant real estate experience, including the redevelopment of apartments, shopping centers and industrial/office space. Previously, Mr. Rash was an agent with the IRS specializing in auditing large corporations and high-net-worth individuals. Mr. Rash graduated from the University of North Carolina with a Bachelor of Science in Accounting and received his Juris Doctor degree from Delaware Law School. He is a member of the Pennsylvania Bar Association and the American Institute of Certified Public Accountants. The Board of Directors believes that Mr. Rash’s financial and legal background along with his banking and investor experience make him well suited to serve as a member of our Board of Directors.

Joseph K. Raymond, 26, has served as our director since October 2021. Mr. Raymond is a Portfolio Manager at Caldwell Sutter Capital, Inc. in Sausalito, CA, a provider of investment advisory, brokerage and investment banking services. He has held this position since January 2023. From August 2020 to January 2023, Mr. Raymond served as an Investment Analyst at Santa Monica Partners who specializes in small/micro-cap equity research and buying/selling illiquid securities. Prior to that time, Mr. Raymond served as a Research Associate (August 2019 –August 2020) and a Research Consultant (January 2017 – August 2019) at Brandes Investment Partners where he was responsible for performing fundamental company-level research and valuation. Mr. Raymond received a BS in Finance from Utah Tech University (formerly Dixie State University). The Board of Directors believes that Mr. Raymond’s knowledge of investment strategies and global market experience make him well suited to serve as a member of our Board of Directors.

Our bylaws provide that the number of directors who constitute our Board of Directors is determined by resolution of the Board of Directors, but the total number of directors constituting the entire Board of Directors shall never be less than the minimum number required by the Maryland General Corporation Law (“MGCL”) nor more than nine (9), and further provided that the tenure of office of a director shall not be affected by any decrease in the number of directors. Our Board of Directors currently consists of six (6) directors. On January 28, 2022, our Company elected to be subject to the provisions of Section 3-803 of the MGCL whereby the Board of Directors was divided into three (3) classes, designated Class I, Class II and Class III. The term of office of a Director shall terminate and a vacancy shall occur in the event of the death, resignation, removal, adjudicated incompetence or other incapacity to perform the duties of the office of the Director. Prior to January 28, 2022, membership of the Board existed without regard to class, and all directors were subject to renomination and reelection at each annual meeting of the stockholders.

Compliance with Section 16(a) Filing Requirements

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

Code of Ethics

Our Company has adopted a Code of Ethics that applies to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and persons performing similar functions. A copy of our Company’s Code of Ethics is attached as Exhibit 14.1 to this report on Form 10-K/A.

Changes to Director Nomination Procedures

None.

Audit Committee

Our Company has established a standing audit committee that makes recommendations to our Company’s Board of Directors regarding the selection of an independent registered public accounting firm, reviews the results and scope of the Company’s audits and other accounting-related services and reviews and evaluates the Company’s internal control functions. The audit committee does not presently have a written charter. During our fiscal year 2022, our audit committee was comprised of Michael A. Feinstein, M.D., Marc Rash, and Joseph K. Raymond. Each of Mr. Rash and Mr. Raymond is “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules for Audit Committee purposes. Dr. Feinstein is not “independent” within the aforementioned standards. Our Board of Directors has designated Mr. Rash as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our Named Executives for the fiscal years ended December 31, 2022 and 2021.

Summary Compensation Table

				All other
		Salary	Bonus	compensation	Total
Name and principal position	Year	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)

Michael A. Feinstein, M.D.	2022	120,000	3,000	—	123,000
CEO, Pres., Chmn. of the Board (1)	2021	120,000	3,000	—	123,000

Terry W. Stovold	2022	75,000	3,000	148,900	226,900
Chief Operating Officer (2)	2021	75,000	3,000	140,800	218,800

Matthew C. Winger	2022	31,250	3,000	—	34,250
Executive Vice President of Corporate Development (3)	2021	—	—	—	—

1.	Dr. Feinstein entered into a written employment agreement effective June 1, 2008 under which he serves as President and Chief Executive Officer of our Company for an initial term of three years with successive one year renewal terms. In accordance with the terms of the employment agreement, as amended, the employment agreement renewed on December 1, 2022 for a period of one year effective June 1, 2023. The employment agreement provides for an annual base salary of $120,000 which may be increased annually at the discretion of the Board of Directors and an annual performance bonus determined by the Board of Directors. In certain situations, including a change in control, Dr. Feinstein may be eligible to receive his base salary for a period of up to twelve months following the termination of employment. The employment agreement prohibits him from competing with our Company during the term of this agreement and for two years after the termination of his employment with our Company.

2.	Mr. Stovold entered into a written employment agreement effective April 1, 2011 under which he served as our Company’s Director of Operations and Sales for an initial term of three years with successive one year renewal terms and in July 2014, our Company’s Board of Directors appointed Mr. Stovold Chief Operating Officer of our Company. The employment agreement provides for a base salary set by the Company’s Board of Directors, which is currently set at $75,000 per year, along with a commission of seven percent on sales generated by his efforts. The amount in column (e) reflects Mr. Stovold’s commissions on sales. In certain situations, including but not limited to a change in control, Mr. Stovold may be eligible to receive his base salary for a period of up to six months following the termination of employment. The employment agreement prohibits him from competing with our Company during the term of the agreement and for one year after the termination of his employment with our Company. At December 31, 2022, Mr. Stovold was owed approximately $269,800 of commissions payable through 2028 related to sales realized through 2022 as a result his efforts of which approximately $97,600 is currently payable.

3.	Mr. Winger entered into a written employment agreement effective October 1, 2022 under which he serves as our Executive Vice President of Corporate Development for an initial term of two years with successive two year renewal terms. The employment agreement provides for a base salary set by the Company’s Board of Directors, which is currently set at $125,000 per year.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table summarizes compensation earned by our Company’s directors for the year ended December 31, 2022. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of our Company.

	Fees earned or paid in	Stock	Option	Nonequity incentive plan	Nonqualified deferred compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Michael A. Feinstein, M.D.[1]	—	—	—	—	—	—	—
Michael S. Liebowitz[2]	3,000	—	—	—	—	—	3,000
Marc Rash	3,000	—	—	—	—	—	3,000
Joseph K. Raymond	3,000	—	—	—	—	—	3,000
Philip B. White[3]	3,000	—	—	—	—	—	3,000
Matthew C. Winger[1]	—	—	—	—	—	—	—

———————

1.	Serves as an executive officer and a director, but receives no additional compensation for serving as a director.
2.	Appointed to the Board of Directors on October 7, 2022.
3.	Resigned from the Board of Directors on January 11, 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 28, 2023, the stock ownership of (1) each person or group known to our Company to beneficially own 5% or more of our common stock and (2) each director and Named Executive (as set forth in Item 11. Executive Compensation) individually, and (3) all directors and executive officers of our Company as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Nocopi Technologies, Inc., 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406.

Common Stock

Name of Beneficial Owner	Number Of Shares Beneficially Owned	Percentage of Class (1)(2)
5% Stockholders
Joseph S. Steinberg c/o Jefferies Financial Group 520 Madison Avenue New York, NY 10022 (3)	1,250,000	13.5%
Philip N. Hudson P.O. Box 160892 San Antonio, TX 19018 (4)	563,792	6.1%

Directors and Named Executive Officers
Michael A. Feinstein, M.D. (5)	282,710	3.1%
Jacqueline J. Goldman	—	—
Michael S. Liebowitz (6)(7)	3,083,150	33.3%
Marc Rash	—	—
Joseph K. Raymond	850	*
Matthew C. Winger (7)	62,000	*
Terry W. Stovold	1,200	*
All Executive Officers and Directors as a Group (8 individuals)	3,429,970	37.1%

———————

* Less than 1.0%.

(1)	Where the Number of Shares Beneficially Owned (reported in the preceding column) includes shares which may be purchased upon the exercise of outstanding stock options and warrants which are or within sixty days will become exercisable (“presently exercisable options”) the percentage of class reported in this column has been calculated assuming the exercise of such presently exercisable options.
(2)	Based on 9,251,178 shares of common stock outstanding on March 31, 2023.
(3)	Based upon a Form 3 filed on September 23, 2022.
(4)	Based upon a Schedule 13D/A filed August 10, 2022 by SRK Fund I, LP.
(5)	Includes 94,048 shares held by a pension plan of which Dr. Feinstein is the trustee and 56,887 shares held in an IRA.
(6)	The shares are held directly by MSL 18 HOLDINGS LLC and indirectly by Michael S. Liebowitz, who has sole voting and dispositive control of MSL 18 HOLDINGS LLC.
(7)	Indicates sole voting power and sole investment power, but held in connection with a group based upon a Schedule 13D/A filed September 15, 2022.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

On September 13, 2022, our Company issued 1,250,000 shares of our common stock to MSL 18 HOLDINGS LLC. in exchange for $1,750,000 ($1.40 per share) pursuant to a stock purchase agreement. Michael S. Liebowitz has sole voting and dispositive control of MSL 18 HOLDINGS LLC. At the time of the transaction, (i) MSL 18 HOLDINGS LLC. was a greater than 10% shareholder of our Company; and (ii) a Nomination and Standstill Agreement dated March 29, 2022 was in effect between with our Company and MSL 18 HOLDINGS LLC., Michael S. Liebowitz, and Matthew C. Winger (collectively, the “MSL18 Group”), pursuant to which the MSL18 Group agreed to certain standstill provisions and our Company agreed to appoint and nominate (i) Matthew C. Winger and (ii) on or before September 30, 2022, an additional qualified person to be named by the MSL18 Group, to the Company’s Board of Directors.

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

Director Independence

Although we are currently traded on the Over-the-Counter Markets, our Board of Directors has reviewed each of the Directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an Executive Officer or employee of our Company or any other individual having a relationship which, in the opinion of our Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has affirmatively determined that Marc Rash, Joseph K. Raymond, Jacqueline J. Goldman, Michael S. Liebowitz and Philip B. White (Mr. White resigned from the Board of Directors on January 11, 2023) are/were independent directors in that they were independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors. In making such determination, our Board of Directors considered the relationships that each such non-employee director had with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence. The members of our Board of Directors who are not “independent directors” are Michael A. Feinstein, M.D. and Matthew C. Winger as a result of their executive officer status with our Company.

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for the years ended December 31, 2022 and December 31, 2021 for professional services rendered by Morison Cogen, LLP for the audit of our Company’s annual financial statements and review of financial statements included in our Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $67,911 for the year ended December 31, 2022 and $57,500 for the year ended December 31, 2021.

Audit-Related Fees

Fees billed for the years ended December 31, 2022 and December 31, 2021 for assurance and related services rendered by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of our Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2022 and $0 for the year ended December 31, 2021.

Tax Fees

Fees billed for the years ended December 31, 2022 and December 31, 2021 for tax compliance, tax advice and tax planning services rendered by Morison Cogen, LLP were $4,508 for the year ended December 31, 2022 and $4,724 for the year ended December 31, 2021. The fees relate primarily to services provided in connection with our Company’s annual tax return.

All Other Fees

Fees billed for the years ended December 31, 2022 and December 31, 2021 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for the year ended December 31, 2022 and $0 for the year ended December 31, 2021.

Audit Committee Approval

All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee. The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.

None of the hours expended on Morison Cogen, LLP ‘s engagement to audit the Company’s financial statements for the years ended December 31, 2022 and December 31, 2021 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b)	The following exhibits are filed as part of this report.

See Exhibit Index.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

Date: April 28, 2023	By:	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Feinstein, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 28, 2023
Michael A. Feinstein, M.D.

/s/ Rudolph A. Lutterschmidt	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	April 28, 2023
Rudolph A. Lutterschmidt

/s/ Jacqueline J. Goldman	Director	April 28, 2023
Jacqueline J. Goldman

/s/ Michael S. Liebowitz	Director	April 28, 2023
Michael S. Liebowitz

/s/ Marc Rash	Director	April 28, 2023
Marc Rash

/s/ Joseph K. Raymond	Director	April 28, 2023
Joseph K. Raymond

/s/ Matthew C. Winger	Director	April 28, 2023
Matthew C. Winger

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2008
3.2	Articles of Amendment - Filed August 25, 2022	Incorporated by reference to the Company’s Report on Form 8-K filed on 08/25/22
3.2	Second Amended and Restated Bylaws, Dated January 28, 2022	Incorporated by reference to the Company’s Form 8-K filed on February 2, 2022
3.3	Articles Supplementary relating to Nocopi Technologies, Inc.’s election to be subject to Sections 3-803, 3-804(a), 3-804(b) and 3-804(c) of the Maryland General Corporation Law	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2021
4.1	Form of Certificate of Common Stock	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 7, 2006
4.2	Registration Rights Agreement – Dated August 1, 2022	Incorporated by reference to the Company’s Form 8-K filed on 08/05/22
4.3	Securities registered under Section 12 of the Exchange Act	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2023
10.1†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 15, 1999
10.2	Director Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.3	Officer Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.4†	Employment Agreement with Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008
10.5†	Employment Agreement Amendment - Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Form 8-K filed on December 17, 2019
10.6†	Employee Agreement dated September 29, 2022 - Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 09/30/22
10.7†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2010
10.8†	Employment Agreement with Terry W. Stovold	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012
10.9	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.10	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019

10.11	Lease Agreement dated December 12, 2013 relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.12	Lease Extension Agreement dated September 28, 2018	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.13	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated November 28, 2018 between the Company and Santander Bank	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.14	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
10.15	Stock Purchase Agreement - Dated August 1, 2022	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on 08/05/22
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005
21.1	Subsidiaries of the Registrant	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2023
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2023
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2023
31.3	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith
31.4	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2023
99.1	Second Amendment to Nomination and Standstill Agreement dated September 30, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 09/30/22
99.2	First Amendment to Nomination and Standstill Agreement dated May 23, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 05/24/22
99.3	Nomination and Standstill Agreement dated March 29, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on 03/29/22
99.4	Standstill Agreement dated May 23, 2022, between the Company and Howard Timothy Eriksen, Cedar Creek Partners, LLC and Eriksen Capital Management LLC.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on 05/24/22
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2023
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2023
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2023
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2023
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2023
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2023
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2023

———————

† Compensation plans and arrangements for executives and others.