Form 10-Q
period 2023-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2023-05-15
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,251,178 shares of common stock, par value $0.01, as of May 15, 2023.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Nocopi Technologies, Inc.

Statements of Comprehensive Income (Loss)*

(unaudited)

	Three Months ended March 31
	2023	2022
Revenues
Licenses, royalties and fees	$123,000	$137,300
Product and other sales	469,100	202,100
Total revenues	592,100	339,400
Cost of revenues
Licenses, royalties and fees	58,700	39,500
Product and other sales	221,800	126,700
Total cost of revenues	280,500	166,200
Gross profit	311,600	173,200

Operating expenses
Research and development	44,800	39,500
Sales and marketing	86,300	64,800
General and administrative	201,200	277,700
Total operating expenses	332,300	382,000
Net loss from operations	(20,700)	(208,800)

Other income (expenses)
Interest income	62,100	5,800
Interest expense and bank charges	(600)	(400)
Total other income (expenses)	61,500	5,400
Net income (loss) before income taxes	40,800	(203,400)
Income taxes	10,500	—
Net income (loss)	$30,300	$(203,400)

Basic net income (loss) per common share	$.00	$(.03)
Diluted net income (loss) per common share	$.00	$(.03)

Weighted average common shares outstanding
Basic	9,251,178	6,751,178
Diluted	9,251,178	6,751,178

*See accompanying notes to these financial statements.

1

Nocopi Technologies, Inc.

Balance Sheets*

(unaudited)

	March 31	December 31
	2023	2022

Assets
Current assets
Cash	$5,394,300	$5,337,800
Accounts receivable less $12,000 allowance for doubtful accounts	1,267,200	1,103,500
Inventory	405,400	486,400
Prepaid and other	160,000	103,300
Total current assets	7,226,900	7,031,000

Fixed assets
Leasehold improvements	58,400	58,400
Furniture, fixtures and equipment	165,500	164,400
Fixed assets, gross	223,900	222,800
Less: accumulated depreciation and amortization	176,100	167,800
Total fixed assets	47,800	55,000
Other assets
Long-term receivables	2,306,100	2,463,100
Operating lease right of use – building	55,900	68,300
Other assets	2,362,000	2,531,400
Total assets	$9,636,700	$9,617,400

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$72,100	$97,700
Accrued expenses	201,200	173,700
Income taxes	297,600	287,100
Operating lease liability – current	51,500	50,700
Total current liabilities	622,400	609,200

Other liabilities
Accrued expenses, non-current	161,200	172,200
Operating lease liability – non-current	4,400	17,600
Total other liabilities	165,600	189,800

Stockholders' equity
Common stock, $0.01 par value Authorized – 75,000,000 shares Issued and outstanding – 9,251,168 shares	92,500	92,500
Paid-in capital	16,659,600	16,659,600
Accumulated deficit	(7,903,400)	(7,933,700)
Total stockholders' equity	8,848,700	8,818,400
Total liabilities and stockholders' equity	$9,636,700	$9,617,400

*See accompanying notes to these financial statements.

2

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Three Months ended March 31
	2023	2022
Operating Activities
Net income (loss)	$30,300	$(203,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,300	8,500
Other assets	169,400	104,300
Other liabilities	(23,400)	(18,100)
Net income adjusted for non-cash operating activities	184,600	(108,700

(Increase) decrease in assets
Accounts receivable	(163,700)	171,700
Inventory	81,000	(88,400)
Prepaid and other	(56,700)	79,100
Increase in liabilities
Accounts payable and accrued expenses	1,900	116,500
Income taxes	10,500	—
Total increase in operating capital	(127,000)	278,900
Net cash provided by operating activities	57,600	170,200

Investing Activities
Additions to fixed assets	(1,100)	—
Net cash used in investing activities	(1,100)	—

Increase in cash	56,500	170,200
Cash at beginning of year	5,337,800	1,846,700
Cash at end of period	$5,394,300	$2,016,900

*See accompanying notes to these financial statements.

3

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Three Months ended March 31, 2023 and March 31, 2022

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	9,251,178	$92,500	$16,659,600	$(7,933,700)	$8,818,400

Net income		—	—	30,300	30,300
Balance at March 31, 2023	9,251,178	$92,500	$16,659,600	$(7,903,400)	$8,848,700

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	6,751,178	$67,500	$13,184,600	$(9,746,800)	$3,505,300

Net loss		—	—	(203,400)	(203,400)
Balance at March 31, 2022	6,751,178	$67,500	$13,184,600	$(9,950,200)	$3,301,900

* See accompanying notes to these financial statements.

4

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023, as amended on April 28, 2023 (the “2022 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2022 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2023 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At March 31, 2023, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at March 31, 2023.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Cash and Cash Equivalents

	March 31 2023	December 31 2022
Cash and cash equivalents
Cash and money market funds	$976,700	$917,400
U.S. Treasury Bills	4,417,600	4,420,400
Cash and cash equivalents	$5,394,300	$5,337,800

The amortized cost and fair value of securities held to maturity at March 31, 2023 are as follows:

	Amortized Cost	Fair Value
U.S. Treasury Bills
Due April 20, 2023	$1,122,400	$1,122,500
Due July 13, 2023	1,111,700	1,110,300
Total	$2,234,100	$2,232,800

Note 4. Long-term Receivables

As of March 31, 2023, the Company had long-term receivables of $2,303,000 from three licensees representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the second quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with two existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company's incremental borrowing rate of 4%.

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

The Company determined that the above conditions were met upon execution of the agreements and, in the year ended December 31, 2022, recognized $2,810,600 of royalty revenue along with $206,600 of commission expense net of imputed interest of $131,300. The commissions are payable over the term of the license agreements and are due when payments are received by the Company. As of March 31, 2023, the accrued commission payable balance was approximately $194,700.

The current portion of the three new license agreements and one license agreement entered into in prior years, in the amount of $571,800 and $507,500, is included in accounts receivable on the balance sheets as of March 31, 2023 and December 31, 2022, respectively.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the future minimum payments due under the three new license agreements as of March 31, 2023:

Year Ending December 31:
2023	$327,500
2024	642,000
2025	570,000
2026	570,000
2027	557,500
2028	260,000
Total	$2,927,000

The Company has evaluated the collectability of the long-term receivables and believes them to be fully collectible as of March 31, 2023. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at its present value as of March 31, 2023, and will be amortized over the term of the license agreements using the effective interest method. The unamortized balance of the long-term receivables as of March 31, 2023 is $2,303,100.

Note 5. Line of Credit

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

Note 6. Income Taxes

At March 31, 2023, our Company had federal and state taxable income of approximately $38,400 and $40,800, respectively. State income taxes in the three months ended March 31, 2023 resulted from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania. There was no income tax benefit for the losses for the three months ended March 31, 2022 because our Company determined that the realization of the net deferred tax asset was not assured. Our Company created a valuation allowance for the entire amount of such benefits.

The components for federal and state income tax expense are:

	Three Months ended March 31
	2023	2022
Current federal taxes	$8,100	$—
Current state taxes	2,400	—
Income tax expense (benefit)	$10,500	$—

There was no change in unrecognized tax benefits during the period ended March 31, 2023 and there was no accrual for uncertain tax positions as of March 31, 2023.

Tax years from 2019 through 2022 remain subject to examination by U.S. federal and state jurisdictions.

Note 7. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Since our Company did not have any common stock equivalents outstanding as of March 31, 2023 and March 31, 2022, basic and diluted earnings (loss) per share were the same.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended March 31
	2023	2022
Customer A	71%	43%
Customer B	12%	26%
Customer C	3%	15%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31	December 31
	2023	2022
Customer A	12%	6%
Customer B	77%	84%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2023	2022
North America	$127,800	$123,900
South America	—	1,600
Asia	441,500	197,900
Australia	22,800	16,000
	$592,100	$339,400

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

Total lease expense under operating leases for each of the three month periods ended March 31, 2023 and March 31, 2022 was $13,300.

Maturities of lease liabilities were as follows:

Operating Leases
Year ending December 31

2023	$42,400
2024	18,900
Total lease payments	61,300
Less imputed interest	(5,400)
Total	$55,900

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This Report on Form 10-Q contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

•	Expected operating results, such as revenue, expenses and capital expenditures
•	Current or future volatility in market conditions
•	Our belief that we have sufficient liquidity to fund our business operations during the next twelve months
•	Strategy for customer retention, growth, product development, market position, and risk management

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The extent to which the COVID-19 pandemic may impact our future financial and operational performance will be dependent on many factors that we may not be able to predict because they continue to change and evolve depending on both national and local circumstances, among them being customers and suppliers, and a potential inability to obtain raw materials due to lower availability. We continue to monitor the impact of COVID-19 on our business but we cannot accurately predict the extent to which it will adversely affect our future results of operations, financial condition or cash flows.
•	The extent to which we are successful in gaining new long-term relationships with customers or retaining significant existing customers and the level of service failures that could lead customers to use competitors' services.
•	Strategic actions, including business acquisitions and our success in integrating acquired businesses.
•	Our ability to improve our current credit rating with our vendors and the impact on our raw materials and other costs and competitive position of doing so.
•	The impact of losing our intellectual property protections or the loss in value of our intellectual property.
•	Changes in customer demand.
•	The adequacy of our cash flow and earnings and other conditions which may affect our ability to timely service our debt obligations.
•	The occurrence of hostilities, political instability or catastrophic events.
•	Developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards.
•	Security breaches, cybersecurity attacks and other significant disruptions in our information technology systems.
•	Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, and throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.

Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with our condensed financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 31, 2023, as amended on April 28, 2023.

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

Revenues for the first quarter of 2023 were $592,100 compared to $339,400 in the first quarter of 2022, an increase of $252,700, or approximately 74%. Licenses, royalties and fees decreased by $14,300, or approximately 10%, in the first quarter of 2023 to $123,000 from $137,300 in the first quarter of 2022. The decrease in licenses, royalties and fees in the first quarter of 2023 compared to the first quarter of 2022 is due primarily to lower royalties from our Company’s licensees in the entertainment and toy products market. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales increased by $267,000, or approximately 132%, to $469,100 in the first quarter of 2023 from $202,100 in the first quarter of 2022. Sales of ink increased in the first quarter of 2023 compared to the first quarter of 2022 due primarily to higher ink shipments to the third party authorized printer used by two of our Company’s major licensees in the entertainment and toy products market. In the first quarter of 2023, our Company derived revenues of approximately $541,500 from our Company’s licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $306,500 in the first quarter of 2022.

Our Company’s gross profit increased to $311,600, or approximately 53% of gross revenues, in the first quarter of 2023 from $173,200, or approximately 51% of gross revenues, in the first quarter of 2022. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as our Company’s overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 52% in the first quarter of 2023 from approximately 71% in the first quarter of 2022.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. Primarily due to higher sales of ink and other products in the first quarter of 2023 compared to the first quarter of 2022, there was a higher gross profit from product and other sales of approximately 53% of revenues in the first quarter of 2023 compared to a gross profit of approximately 37% of revenues in the first quarter of 2022.

Research and development expenses increased in the first quarter of 2023 to $44,800 compared to $39,500 in the first quarter of 2022 due primarily to higher employee and lab expenses in the first quarter of 2023 compared to the first quarter of 2022.

Sales and marketing expenses increased to $86,300 in the first quarter of 2023 from $64,800 in the first quarter of 2022 due primarily to higher commission expense on the higher level of revenues in the first quarter of 2023 compared to the first quarter of 2022.

General and administrative expenses decreased in the first quarter of 2023 to $201,200 compared to $277,700 in the first quarter of 2022 due primarily to lower professional fees offset in part by higher employee related expenses and higher insurance expense in the first quarter of 2023 compared to the first quarter of 2022.

Income taxes in the first quarter of 2023 include federal and state income taxes. The state income taxes result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net income of $30,300 in the first quarter of 2023 compared to the net loss of $203,400 in the first quarter of 2022 resulted primarily from a higher gross profit on a higher level of product sales, lower operating expenses and interest income in the first quarter of 2023 compared to the first quarter of 2022.

Plan of Operation, Liquidity and Capital Resources

During the first quarter of 2023, our Company’s cash increased to $5,394,300 at March 31, 2023 from $5,337,800 at December 31, 2022. During the first quarter of 2023, our Company generated $57,600 from its operating activities and used $1,100 for capital expenditures.

During the first quarter of 2023, our Company’s revenues increased approximately 74% primarily as a result of higher sales of ink to an authorized printer of our Company’s licensees in the entertainment and toy products market offset in part by lower royalty revenues from our Company’s licensees in the entertainment and toy products market. Our total overhead expenses decreased in the first quarter of 2023 to $332,300 compared to $382,000 in the first quarter of 2022, our Company’s interest income and our Company’s income tax expense increased in the first quarter of 2023 compared to the first quarter of 2022. As a result of these factors, our Company generated net income of $30,300 in the first quarter of 2023 compared to a net loss of $203,400 in the first quarter of 2022. Our Company had positive operating cash flow of $57,600 during the first quarter of 2023. At March 31, 2023, our Company had working capital of $6,604,500 and stockholders’ equity of $8,848,700. For the full year of 2022, our Company had net income of $1,813,100 and had negative operating cash flow of $8,100. At December 31, 2022, our Company had working capital of $6,421,800 and stockholders’ equity of $8,818,400.

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

Our future growth strategy includes expanding our business through acquisitions of other companies with competing or complementary services, technologies or businesses in order to expand our product and service offerings to grow our free cash flow. We are currently actively engaged in the process to identify acquisition candidates and negotiate transactions. As of the date of this report on Form 10-Q, we have no agreements to make any acquisition. We expect to fund our business expansion through the issuance of debt or equity securities, the payment of cash, the exchange of services, or any combination thereof.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment in 2023 and beyond due to any future effects of the COVID-19 pandemic and its effect on the global economy, geopolitical instability including the ongoing conflict between Russia and Ukraine and the supply chain disruptions related to both as well as the record inflation, lower demand and significantly higher interest rates currently being experienced in the United States along with the probability of an economic recession both in the United States and globally. The eventual magnitude of these circumstances and their effect on the worldwide economy are extremely uncertain at this time. As a result, our revenues, results of operations and liquidity may be negatively impacted in future periods.

Contractual Obligations

As of March 31, 2023, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, as amended on April 28, 2023, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of March 31, 2023, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2023, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

NOCOPI TECHNOLOGIES, INC.

DATE: May 15, 2023	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: May 15, 2023	/s/ Rudolph A. Lutterschmidt
Rudolph A. Lutterschmidt
Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Location
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith