Form 10-Q
period 2023-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2023-08-11
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,251,178 shares of common stock, par value $0.01, as of August 9, 2023.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Comprehensive Income*

(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2023	2022	2023	2022
Revenues
Licenses, royalties and fees	$150,200	$169,800	$273,200	$307,100
Product and other sales	449,000	344,500	918,100	546,600
Total revenues	599,200	514,300	1,191,300	853,700

Cost of revenues
Licenses, royalties and fees	49,800	46,400	108,500	85,900
Product and other sales	179,200	154,800	401,000	281,500
Total cost of revenues	229,000	201,200	509,500	367,400
Gross profit	370,200	313,100	681,800	486,300

Operating expenses
Research and development	35,300	32,500	80,100	72,000
Sales and marketing	61,100	76,700	147,400	141,500
General and administrative	223,300	506,700	424,500	784,400
Total operating expenses	319,700	615,900	652,000	997,900
Net income (loss) from operations	50,500	(302,800)	29,800	(511,600)

Other income (expenses)
Interest income	60,400	6,100	122,500	11,900
Interest expense and bank charges	(4,400)	(300)	(5,000)	(700)
Total other income (expenses)	56,000	5,800	117,500	11,200
Net income (loss) before income taxes	106,500	(297,000)	147,300	(500,400)
Income taxes	27,400	—	37,900	—
Net income (loss)	$79,100	$(297,000)	$109,400	$(500,400)

Net income (loss) per common share
Basic	$.01	$(.04)	$.01	$(.07)
Diluted	$.01	$(.04)	$.01	$(.07)

Weighted average common shares outstanding
Basic	9,251,178	6,751,178	9,251,178	6,751,178
Diluted	9,251,178	6,751,178	9,251,178	6,751,178

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

 (unaudited)

	June 30	December 31
	2023	2022
Assets
Current assets
Cash	$5,463,200	$5,337,800
Accounts receivable less $12,000 allowance for doubtful accounts	1,345,600	1,103,500
Inventory	368,100	486,400
Prepaid and other	107,900	103,300
Total current assets	7,284,800	7,031,000

Fixed assets
Leasehold improvements	65,600	58,400
Furniture, fixtures and equipment	169,100	164,400
Fixed assets, gross	234,700	222,800
Less: accumulated depreciation and amortization	186,000	167,800
Total fixed assets	48,700	55,000
Other assets
Long-term receivable	2,149,500	2,463,100
Operating lease right of use – building	43,400	68,300
Other assets	2,192,900	2,531,400
Total assets	$9,526,400	$9,617,400

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$68,000	$97,700
Accrued expenses	188,600	173,700
Income taxes	148,300	287,100
Operating lease liability – current	43,400	50,700
Total current liabilities	448,300	609,200

Other liabilities
Accrued expenses – non-current	150,300	172,200
Operating lease liability – non-current	—	17,600
Total other liabilities	150,300	189,800
Stockholders' equity
Common stock, $0.01 par value Authorized – 75,000,000 shares Issued and outstanding – 9,251,178 shares	92,500	92,500
Paid-in capital	16,659,600	16,659,600
Accumulated deficit	(7,824,300)	(7,933,700)
Total stockholders' equity	8,927,800	8,818,400
Total liabilities and stockholders' equity	$9,526,400	$9,617,400

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Six Months ended June 30
	2023	2022
Operating Activities
Net income (loss)	$109,400	$(500,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	18,200	17,000
Other assets	338,500	208,400
Other liabilities	(46,800)	(36,400)
Net income adjusted for non-cash operating activities	419,300	(311,400)

(Increase) decrease in assets
Accounts receivable	(242,100)	(108,200)
Inventory	118,300	(31,900)
Prepaid and other	(4,600)	100,500
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(14,800)	97,700
Taxes on income	(138,800)
Total increase in operating capital	(282,000)	58,100
Net cash provided by (used in) operating activities	137,300	(253,300)

Investing Activities
Additions to fixed assets	(11,900)	—
Net cash used in investing activities	(11,900)	—

Increase (decrease) in cash	125,400	(253,300)
Cash at beginning of year	5,337,800	1,846,700
Cash at end of period	$5,463,200	$1,593,400

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Periods December 31, 2022 through June 30, 2023 and December 31, 2021 through June 30, 2022

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	9,251,178	$92,500	$16,659,600	$(7,933,700)	$8,818,400

Net income		-	-	30,300	30,300
Balance at March 31, 2023	9,251,178	92,500	16,659,600	(7,903,400)	8,848,700

Net income	—	—	—	79,100	79,100
Balance – June 30, 2023	9,251,178	$92,500	$16,659,600	$(7,824,300)	$8,927,800

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2021	6,751,178	$67,500	$13,184,600	$(9,746,800)	$3,505,300

Net loss	—	—	—	(203,400)	(203,400)
Balance – March 31, 2022	6,751,178	67,500	13,184,600	(9,950,200)	3,301,900

Net loss	—	—	—	(297,000)	(297,000)
Balance June 30, 2022	6,751,178	$67,500	$13,184,600	$(10,247,200)	$3,004,900

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023, as amended on April 28, 2023 (the “2022 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2022 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2023 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At June 30, 2023, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at June 30, 2023.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Cash and Cash Equivalents

	June 30 2023	December 31 2022
Cash and cash equivalents
Cash and money market funds	$2,130,800	$917,400
U.S. Treasury Bills	3,332,400	4,420,400
Cash and cash equivalents	$5,463,200	$5,337,800

The amortized cost and fair value of securities held to maturity at June 30, 2023 are as follows:

	Amortized Cost	Fair Value
U.S. Treasury Bills
Due July 13, 2023	1,111,700	1,123,400
Due October 5, 2023	1,099,400	1,109,800
Due January 25, 2024	1,084,100	1,092,700
Total	$3,295,200	$3,325,900

Note 4. Long-term Receivables

As of June 30, 2023, the Company had long-term receivables of $2,149,500 from three licensees representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the second quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with two existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company's incremental borrowing rate of 4%.

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

The Company determined that the above conditions were met upon execution of the agreements and, in the year ended December 31, 2022, recognized $2,810,600 of royalty revenue along with $206,600 of commission expense net of imputed interest of $131,300. The commissions are payable over the term of the license agreements and are due when payments are received by the Company. As of June 30, 2023, the accrued commission payable balance was approximately $194,700.

The current portion of the three new license agreements and one license agreement entered into in prior years, in the amount of $623,600 and $507,500, is included in accounts receivable on the balance sheets as of June 30, 2023 and December 31, 2022, respectively.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the future minimum payments due under the three new license agreements as of June 30, 2023:

Year Ending December 31:
2023	$315,000
2024	642,000
2025	570,000
2026	570,000
2027	557,500
2028	260,000
Total	$2,914,500

The Company has evaluated the collectibility of the long-term receivables and believes them to be fully collectible as of June 30, 2023. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at its present value as of June 30, 2023, and will be amortized over the term of the license agreements using the effective interest method. The unamortized balance of the long-term receivables as of June 30, 2023 is $2,149,500.

Note 5. Line of Credit

In November 2018, our Company negotiated a $150,000 revolving line of credit with a bank to provide a source of working capital, if required. The line of credit is secured by all the assets of our Company and bears interest at the bank’s prime rate for a period of one year and its prime rate plus 1.5% thereafter. The line of credit is subject to an annual review and quiet period. There were no borrowings under the line of credit since its inception. The line of credit was closed as of June 30, 2023.

Note 6. Income Taxes

At June 30, 2023, our Company had federal and state taxable income of approximately $138,400 and $88,400, respectively. State income taxes in the six months ended June 30, 2023 resulted from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania. There was no income tax benefit for the losses for the three and six months ended June 30, 2022 because our Company determined that the realization of the net deferred tax asset was not assured. Our Company created a valuation allowance for the entire amount of such benefits.

The components for federal and state income tax expense are:

	Three Months ended June 30		Six Months ended June 30
	2023	2022	2023	2022
Current federal taxes	$21,000	$—	$29,100	$—
Current state taxes	6,400	—	8,800	—
Income tax expense (benefit)	$27,400	$—	$37,900	$—

There was no change in unrecognized tax benefits during the period ended June 30, 2023 and there was no accrual for uncertain tax positions as of June 30, 2023. Tax years from 2020 through 2022 remain subject to examination by U.S. federal and state jurisdictions

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Since our Company did not have any common stock equivalents outstanding as of June 30, 2023 and June 30, 2022, basic and diluted earnings (loss) per share were the same.

Note 8. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended June 30		Six Months ended June 30
	2023	2022	2023	2022
Customer A	67%	63%	69%	55%
Customer B	20%	22%	16%	24%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30	December 31
	2023	2022
Customer A	11%	6%
Customer B	77%	84%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended June 30		Six Months ended June 30
	2023	2022	2023	2022
North America	$145,800	$160,900	$273,600	$284,800
South America	—	—	—	1,600
Asia	435,200	330,000	876,700	527,900
Australia	18,200	23,400	41,000	39,400
	$599,200	$514,300	$1,191,300	$853,700

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

Total lease expense under operating leases for the three and six months ended June 30, 2023 was $13,400 and $26,700, respectively. Total lease expense under operating leases for the three and six months ended June 30, 2022 was $13,400 and $26,700, respectively.

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31
2023	28,300
2024	18,900
Total lease payments	47,200
Less imputed interest	(3,800)
Total	$43,400

Note 10. Employee Retention Tax Credit

The CARES Act, signed into law on March 27, 2020 with subsequent amendments, provides for refundable employee retention credit to employers whose operations were suspended due to COVID-19 or whose revenue significantly decreased. On June 15, 2023, the Company filed a Form 941-X to claim a refundable employee retention credit for the first quarter and third quarter 2021 payroll in the total amount of $84,000. The Company will record the credit as other income in the Statement of Comprehensive Income in the period the refund is received.

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

Any forward-looking statement made by us in this Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Revenues for the second quarter of 2023 were $599,200 compared to $514,300 in the second quarter of 2022, an increase of $84,900, or approximately 17%. Licenses, royalties and fees decreased by $19,600, or approximately 12%, to $150,200 in the second quarter of 2023 from $169,800 in the second quarter of 2022. The decrease in licenses, royalties and fees in the second quarter of 2023 compared to the second quarter of 2022 is due primarily to lower royalties from our Company’s licensees in entertainment and toy products markets. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales increased by $104,500, or approximately 30%, to $449,000 in the second quarter of 2023 from $344,500 in the second quarter of 2022. Sales of ink increased in the second quarter of 2023 compared to the second quarter of 2022 due primarily to higher ink shipments to the third party authorized printer used by two of our Company’s major licensees in the entertainment and toy products market. In the second quarter of 2023, our Company derived revenues of approximately $578,800 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $471,200 in the second quarter of 2022.

 For the first six months of 2023, revenues were $1,191,300, representing an increase of $337,600, or approximately 40%, from revenues of $853,700 in the first six months of 2022. Licenses, royalties and fees decreased by $33,900, or approximately 11%, to $273,200 in the first six months of 2023 from $307,100 in the first six months of 2022. The decrease in licenses, royalties and fees is due primarily to higher royalties from our Company’s licensees in the entertainment and toy products market. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales increased by $371,500, or approximately 68%, to $918,100 in the first six months of 2023 from $546,600 in the first six months of 2022. Sales of ink increased in the first six months of 2023 compared to the first six of 2022 due primarily to higher ink shipments to the third party authorized printer used by two of our Company’s major licensees in the entertainment and toy products market. Our Company derived revenues of approximately $1,120,300 from licensees and their authorized printers in the entertainment and toy products market in the first six months of 2023 compared to revenues of approximately $777,800 in the first six months of 2022.

Our Company’s gross profit increased to $370,200 in the second quarter of 2023, or approximately 62% of revenues, from $313,100 in the second quarter of 2022, or approximately 61% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

For the first six months of 2023, gross profit was $681,800, or approximately 57% of revenues, compared to $486,300, or approximately 57% of revenues, in the first six months of 2022. The higher gross profit in the first six months of 2023 compared to the first six months of 2022 was primarily due to an increase in gross profit from product and other sales.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 67% in the second quarter of 2023 compared to approximately 73% in the second quarter of 2022 and to approximately 60% of revenues from licenses, royalties and fees in the first six months of 2023 from approximately 72% in the first six months of 2022.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 60% of revenues in the second quarter of 2023 compared to approximately 55% of revenues in the second quarter of 2022. For the first six months of 2023, the gross profit, expressed as a percentage of revenues, increased to approximately 56% of revenues from product and other sales compared to approximately 48% of revenues from product and other sales in the first six months of 2022

Research and development expenses increased in the second quarter of 2023 to $35,300 from $32,500 in the second quarter of 2022 and to $80,100 in the first six months of 2023 from $72,000 in the first six months of 2022 due primarily to higher employee and lab expenses in the second quarter and first six months of 2023 compared to the second quarter and first six months of 2022.

Sales and marketing expenses decreased to $61,100 in the second quarter of 2023 from $76,700 in the second quarter of 2022 and increased to $147,400 in the first six months of 2023 from $141,500 in the first six months of 2022. The increase in the second quarter of 2023 compared to the second quarter of 2022 is due primarily to lower commission and employee related expenses in the second quarter of 2023 compared to the second quarter of 2022. The decrease in the first six months of 2023 compared to the first six months of 2022 is due primarily to higher commission expense on the higher level of revenues in the first six months of 2023 compared to the first six months of 2022.

General and administrative expenses decreased in the second quarter and first six months of 2023 to $223,300 and $424,500, respectively, from $506,700 and $784,400, respectively, in the second quarter and first six months of 2022 due primarily to lower professional fees offset in part by higher employee related expenses and higher insurance expense in the second quarter and first six months of 2023 compared to the second quarter and first six months of 2022.

Income taxes in the second quarter and first six months of 2023 include federal and state income taxes. The state income taxes result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net income of $79,100 in the second quarter of 2023 compared to net loss $297,000 in the second quarter of 2022 resulted primarily from a higher gross profit on a higher level of product sales, lower operating expenses and interest income in the second quarter of 2023 compared to the second quarter of 2022. The net income of $109,400 in the first six months of 2023 compared to net loss of $500,400 in the first six months of 2022 resulted primarily from a higher gross profit on a higher level of product sales in the first six months of 2023 compared to the first six months of 2022, lower operating expenses and interest income in the first six months of 2023 compared to the first six months of 2022.

Plan of Operation, Liquidity and Capital Resources

During the first six months of 2023, our Company’s cash increased to $5,463,200 at June 30, 2023 from $5,337,800 at December 31, 2022. During the first six months of 2023, our Company generated $137,300 from its operating activities and used $11,900 for capital expenditures.

During the first six months of 2023, our Company’s revenues increased approximately 40% primarily as a result of higher sales of ink to an authorized printer of our Company’s licensees in the entertainment and toy products market offset in part by lower royalty revenues from our Company’s licensees in the entertainment and toy products market. Our total overhead expenses decreased in the first six months of 2023 to $652,000 compared to $997,900 in the first six months of 2022, our Company’s interest income and our Company’s income tax expense increased in the first six months of 2023 compared to the first six months of 2022. As a result of these factors, our Company generated net income of $109,400 in the first six months of 2023 compared to a net loss of $500,400 in the first six months of 2022. Our Company had positive operating cash flow of $137,300 during the first six months of 2023. At June 30, 2023, our Company had positive working capital of $6,836,500 and stockholders’ equity of $8,927,800. For the full year of 2022, our Company had net income of $1,813,100 and had negative operating cash flow of $8,100. At December 31, 2022, our Company had working capital of $6,421,800 and stockholders’ equity of $8,818,400.

 In November 2018, our Company negotiated a $150,000 revolving line of credit (“Line of Credit”) with a bank to provide a source of working capital, if required. The Line of Credit is secured by all the assets of our Company and bears interest at the bank’s prime rate for a period of one year and its prime rate plus 1.5% thereafter. The Line of Credit is subject to an annual review and quiet period. There have been no borrowings under the Line of Credit since its inception, therefore the line of credit has been closed as of June 30, 2023. We may need to obtain additional capital in the future to further support the working capital requirements associated with our existing revenue base and to develop new revenue sources. We cannot assure you that we will be successful in obtaining such additional capital, if needed. We continue to maintain a cost containment program including curtailment, where possible, of discretionary research and development and sales and marketing expenses.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment in 2023 and beyond due to any future effects of the COVID-19 pandemic and its effect on the global economy, geopolitical instability including the Russia-Ukraine war and the supply chain disruptions related to both as well as the record inflation and significantly higher interest rates currently being experienced in the United States along with the probability of an economic recession both in the United States and globally. As a result, our revenues, results of operations and liquidity may be further negatively impacted in future periods.

Contractual Obligations

As of June 30, 2023, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, as amended on April 28, 2023, other than those appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of June 30, 2023, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2023, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

(a) Exhibits

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

NOCOPI TECHNOLOGIES, INC.

DATE: August 11, 2023	/s/ Michael A. Feinstein, M.D.
Michael A. Feinstein, M.D.
Chairman of the Board, President & Chief Executive Officer

DATE: August 11, 2023	/s/ Debra E. Glickman
Debra E. Glickman
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Location
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

