Form 10-Q
period 2023-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2023-11-14
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,501,178 shares of common stock, par value $0.01, as of November 1, 2023.

NOCOPI TECHNOLOGIES, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Comprehensive Income (Loss)*

(unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2023	2022	2023	2022
Revenues
Licenses, royalties and fees	$136,900	$448,600	$410,100	$755,700
Product and other sales	438,200	237,300	1,356,300	783,900
Total revenues	575,100	685,900	1,766,400	1,539,600

Cost of revenues
Licenses, royalties and fees	62,700	44,500	171,200	130,400
Product and other sales	247,300	147,900	648,300	429,400
Total cost of revenues	310,000	192,400	819,500	559,800
Gross profit	265,100	493,500	946,900	979,800

Operating expenses
Research and development	39,800	23,900	119,900	95,900
Sales and marketing	71,200	88,900	218,600	230,400
General and administrative	833,800	180,200	1,258,300	964,600
Total operating expenses	944,800	293,000	1,596,800	1,290,900
Net income (loss) from operations	(679,700	200,500	(649,900)	(311,100)

Other income (expenses)
Interest income	69,800	6,500	192,300	18,400
Interest expense and bank charges	(4,000)	(500)	(9,000)	(1,200)
Total other income (expenses)	65,800	6,000	183,300	17,200
Net income (loss) before income taxes	(613,900)	206,500	(466,600)	(293,900)
Income taxes	(160,600)	—	(122,700)	—
Net income (loss)	$(453,300)	$206,500	$(343,900)	$(293,900)

Net income (loss) per common share
Basic	$(.05)	$.03	$(.04)	$(.04)
Diluted	$(.05)	$.03	$(.04)	$(.04)

Weighted average common shares outstanding
Basic	9,667,845	7,584,512	9,390,067	7,028,956
Diluted	9,667,845	7,584,512	9,390,067	7,028,956

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

 (unaudited)

	September 30	December 31
	2023	2022
Assets
Current assets
Cash	$10,476,500	$5,337,800
Accounts receivable less $12,000 allowance for doubtful accounts	1,357,800	1,103,500
Inventory	384,500	486,400
Prepaid and other	101,200	103,300
Total current assets	12,320,000	7,031,000

Fixed assets
Leasehold improvements	81,500	58,400
Furniture, fixtures and equipment	169,800	164,400
Fixed assets, gross	251,300	222,800
Less: accumulated depreciation and amortization	200,300	167,800
Total fixed assets	51,000	55,000
Other assets
Long-term receivable	1,993,700	2,463,100
Operating lease right of use – building	30,600	68,300
Other assets	2,024,300	2,531,400
Total assets	$14,395,300	$9,617,400

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$97,200	$97,700
Accrued expenses	233,000	173,700
Stock compensation payable	420,600	—
Income taxes	—	287,100
Operating lease liability – current	30,600	50,700
Total current liabilities	781,400	609,200

Other liabilities
Accrued expenses – non-current	139,400	172,200
Operating lease liability – non-current	—	17,600
Total other liabilities	139,400	189,800
Stockholders' equity
Common stock, $0.01 par value Authorized – 75,000,000 shares Issued and outstanding 2023-10,501,178; 2022-9,251,178	105,000	92,500
Paid-in capital	21,647,100	16,659,600
Accumulated deficit	(8,277,600)	(7,933,700)
Total stockholders' equity	13,474,500	8,818,400
Total liabilities and stockholders' equity	$14,395,300	$9,617,400

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Nine Months ended September 30
	2023	2022
Operating Activities
Net income (loss)	$(343,900)	$(293,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	32,500	25,500
Stock based compensation	420,600	—
Other assets	507,100	29,200
Other liabilities	(70,500)	(35,200)
Net income adjusted for non-cash operating activities	545,800	(274,400)

(Increase) decrease in assets
Accounts receivable	(254,300)	190,800
Inventory	101,900	(31,600)
Prepaid and other	2,100	64,600
Increase (decrease) in liabilities
Accounts payable and accrued expenses	58,800	60,400
Taxes on income	(287,100)
Total increase in operating capital	(378,600)	284,200
Net cash provided by operating activities	167,200	9,800

Investing Activities
Additions to fixed assets	(28,500)	(800)
Net cash used in investing activities	(28,500)	(800)

Financing Activities
Issuance of common stock	5,000,000	3,500,000
Net cash provided by financing activities	5,000,000	3,500,000

Increase (decrease) in cash	5,138,700	3,509,000
Cash at beginning of year	5,337,800	1,846,700
Cash at end of period	$10,476,500	$5,355,700

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Periods December 31, 2022 through September 30, 2023 and December 31, 2021 through September 30, 2022

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	9,251,178	$92,500	$16,659,600	$(7,933,700)	$8,818,400

Net income	—	—	—	30,300	30,300
Balance as of March 31, 2023	9,251,178	$92,500	$16,659,600	$(7,903,400)	$8,848,700

Net income	—	—	—	79,100	79,100
Balance as of June 30, 2023	9,251,178	$92,500	$16,659,600	$(7,824,300)	$8,927,800

Sales of common stock	1,250,000	12,500	4,987,500	—	5,000,000

Net income (loss)	—	—	—	(453,300)	(453,300)
Balance as of September 30, 2023	10,501,178	$105,000	$21,647,100	$(8,277,600)	$13,474,500

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2021	6,751,178	$67,500	$13,184,600	$(9,746,800)	$3,505,300

Net loss	—	—	—	(203,400)	(203,400)
Balance – March 31, 2022	6,751,178	67,500	13,184,600	(9,950,200)	3,301,900

Net loss	—	—	—	(297,000)	(297,000)
Balance June 30, 2022	6,751,178	$67,500	$13,184,600	$(10,247,200)	$3,004,900

Sales of common stock	2,500,000	25,000	3,475,000	—	3,500,000

Net income	—	—	—	206,500	206,500
Balance as of September 30, 2022	9,251,178	$92,500	16,659,600	$(10,040,700)	$6,711,400

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023, as amended on April 28, 2023 (the “2022 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2022 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended September 30, 2023 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Stock Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At September 30, 2023, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at September 30, 2023.

As part of an employment agreement, the Company granted an executive a one-time equity award of 1,000,000 restricted shares of the Company’s common stock valued at $3,580,000, fair value, which award shall vest in its entirety on August 18, 2024. The fair market value of the restricted stock award was determined based on the closing price of the Company’s common stock on the grant date and is being amortized on a straight-line basis to general and administrative expense as stock based compensation over the one year vesting term. The Company recorded stock based compensation expense of $420,600 for the three and nine months ended September 30, 2023. To the extent the Company has not established an employee equity compensation plan on or prior to August 18, 2024, the restricted shares may be converted, at the election of the executive, in full or in part, into cash compensation, at a rate of $3.10 per share of common stock, which was the fair market value of the common stock on August 18, 2023, which was the commencement date of the employment agreement. Since the issuance of the restricted stock can be settled in cash, the monthly amortization of the $3,580,000 fair value of the restricted stock grant is recorded as stock compensation payable. If the restricted stock grant is settled in shares of the Company’s common stock, then the stock compensation payable will be reclassified to additional paid in capital.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Cash and Cash Equivalents

	September 30 2023	December 31 2022
Cash and cash equivalents
Cash and money market funds	$1,315,700	$917,400
U.S. Treasury Bills	9,160,800	4,420,400
Cash and cash equivalents	$10,476,500	$5,337,800

The amortized cost and fair value of securities held to maturity at September 30, 2023 are as follows:

	Amortized Cost	Fair Value
U.S. Treasury Bills
Due October 5, 2023	1,124,200	1,124,500
Due January 25, 2024	1,108,700	1,105,900
Due April 18, 2024	1,092,600	1,092,300
Due July 11, 2024	1,079,400	1,078,900
Due September 5, 2024	4,756,000	4,755,800
Total	$9,160,900	$9,157,400

Note 4. Long-term Receivables

As of September 30, 2023, the Company had long-term receivables of $1,993,700 from three licensees representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the second quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with two existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company's incremental borrowing rate of 4%.

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

The Company determined that the above conditions were met upon execution of the agreements and, in the year ended December 31, 2022, recognized $2,810,600 of royalty revenue along with $206,600 of commission expense net of imputed interest of $131,300. The commissions are payable over the term of the license agreements and are due when payments are received by the Company. As of September 30, 2023, the accrued commission payable balance was approximately $183,000.

The current portion of the three new license agreements, in the amount of $624,100  is included in accounts receivable on the balance sheet as of September 30, 2023. The current portion of the license agreement entered into in prior years, in the amount of $507,500, is included in accounts receivable on the balance sheet as of December 31, 2022

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the future minimum payments due under the three new license agreements as of September 30, 2023:

Year Ending December 31:
2023	$157,500
2024	642,000
2025	570,000
2026	570,000
2027	557,500
2028	260,000
Total	$2,757,000

The Company has evaluated the collectibility of the long-term receivables and believes them to be fully collectible as of September 30, 2023. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at its present value as of September 30, 2023, and will be amortized over the term of the license agreements using the effective interest method. The unamortized balance of the long-term receivables as of September 30, 2023 is $1,993,700.

Note 5. Stockholders’ Equity

On September 11, 2023 our Company entered into a stock purchase agreement (the “Purchase Agreement”) in connection with a private placement for total gross proceeds of $5.0 million. The Purchase Agreement provided for the issuance of an aggregate of 1,250,000 shares of our Company’s common stock to an investor at a purchase price of $4.00 per share. In addition, as consideration for general advisory services until the third anniversary, the Company agreed to issue an aggregate total of 65,790 shares of common stock with a total fair market value on date of grant of $65,790, which Advisory Shares shall be issued as follows: one-third (21,930 Advisory Shares) on September 11, 2024, one-third (21,930 Advisory Shares) on September 11, 2025 and one-third on September 11, 2026. The Company expenses the value of the stock grant, which is determined to be the fair market value of the shares at the date of grant, straight-line over the term of the advisory agreement. On September 11, 2023, the sale pursuant to the Purchase Agreement closed. No placement fees or commissions were paid in connection with this transaction.

Note 6. Income Taxes

There was no income tax benefit for the net losses for the three months ended September 30, 2023 and the nine months ended September 30, 2023 and 2022 because our Company determined that the realization of the net deferred tax asset was not assured. Our Company created a valuation allowance for the entire amount of such benefits. However, the income tax benefit reflected on the Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 is the result of reversing the tax accruals. There is no provision for income taxes for the three months ended September 30, 2023 due to the availability of net operating loss carryforwards.

The components for federal and state income tax expense are:

	Three Months ended September 30		Nine Months ended September 30
	2023	2022	2023	2022
Current federal taxes	$(154,500)	$—	$(122,700)	$—
Current state taxes	(6,100)	—	—	—
	$(160,600)	$—	$(122,700)	$—

There was no change in unrecognized tax benefits during the period ended September 30, 2023 and there was no accrual for uncertain tax positions as of September 30, 2023. Tax years from 2020 through 2022 remain subject to examination by U.S. federal and state jurisdictions. There is no Federal net operating loss carryforward and $1,657,892 of Pennsylvania State net operating loss carryforward as of September 30, 2023.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Since our Company did not have any common stock equivalents outstanding as of September 30, 2023 and September 30, 2022, basic and diluted earnings (loss) per share were the same.

Note 8. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended September 30		Nine Months ended September 30
	2023	2022	2023	2022
Customer A	69%	32%	69%	45%
Customer B	18%	20%	17%	22%
Customer D	—	40%	—	20%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30	December 31
	2023	2022
Customer A	16%	6%
Customer B	73%	84%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended September 30		Nine Months ended September 30
	2023	2022	2023	2022
North America	$140,700	$184,200	$414,300	$469,000
South America	600	—	600	1,600
Europe	—	200	—	200
Asia	409,900	229,300	1,286,600	757,200
Australia	23,900	272,200	64,900	311,600
	$575,100	$685,900	$1,766,400	$1,539,600

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

Total lease expense under operating leases for the three and nine months ended September 30, 2023 was $13,300 and $40,000, respectively. Total lease expense under operating leases for the three and nine months ended September 30, 2022 was $13,300 and $40,000, respectively.

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31
2023	14,200
2024	18,900
Total lease payments	33,100
Less imputed interest	(2,500)
Total	$30,600

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

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 11. Subsequent Events

In connection with Michael S. Liebowitz’s appointment as Chief Executive Officer of the Company, on October 19, 2023, Mr. Liebowitz and the Company entered into an employment agreement (the “Employment Agreement”), which sets forth the terms and conditions of his employment and is effective as of October 19, 2023.

Pursuant to the Employment Agreement, Mr. Liebowitz serves as our Chief Executive Officer for an initial term of five years, commencing on August 18, 2023, the date of his appointment (the “Term Commencement Date”), and for successive periods of one year after the expiration of the initial term, unless either party gives the other party written notice of termination at least 180 days prior to the termination date of the applicable term period, or unless the Employment Agreement is otherwise terminated in accordance with its term. In consideration for serving as Chief Executive Officer, Mr. Liebowitz is entitled to an annual base salary of $400,000, which is effective retroactively as of the Term Commencement Date. In addition, Mr. Liebowitz shall be entitled to a one-time equity award of 1,000,000 restricted shares (the “Equity Award”) of the Company’s common stock valued at $3,580,000, fair value, which award shall vest in its entirety on August 18, 2024. The fair market value of the restricted stock award was determined based on the closing price of the Company’s common stock on the grant date and is being amortized to expense over the vesting term. The Company recorded total expense of $420,600 for the three and nine months ended September 30, 2023. To the extent the Company has not established an employee equity compensation plan on or prior to August 18, 2024, the Equity Award may be converted, at the election of Mr. Liebowitz, in full or in part, into cash compensation, at a rate of $3.10 per share of common stock, the fair market value of the common stock as of the Term Commencement Date. Mr. Liebowitz is also entitled to participate in all insurance and other fringe benefit programs of the Company to the extent and on the same terms and conditions as are accorded to other management employees of the Company.

In the event (i) Mr. Liebowitz resigns “For Good Reason” or (ii) the Company terminates his employment for any reason other than “For Good Cause”, excluding instances of Mr. Liebowitz’s death or “Total Disability”, (each as defined in the Employment Agreement), he is entitled to receive the following payments and benefits, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims in the Company’s favor and continued compliance with the restrictive covenants contained in the Employment Agreement: (i) an amount equal to twelve (12) months of his then base salary, which sum shall be payable on a bi-weekly basis from and after the date of any such termination and (ii) any unvested shares of common stock deriving from the Equity Award shall immediately vest and, upon August 18, 2024, shall be issued.

In the event of Mr. Liebowitz’s termination due to his death or Total Disability, 50% of any unvested shares of common stock under the Equity Award shall immediately vest and, upon August 18, 2024, shall be issued to Mr. Liebowitz’s designated beneficiary or, if none, to his estate, in addition to any accrued obligations.

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

Revenues for the third quarter of 2023 were $575,100 compared to $685,900 in the third quarter of 2022, a decrease of $110,800, or approximately 16%. Licenses, royalties and fees decreased by $310,600, or approximately 69%, to $136,900 in the third quarter of 2023 from $448,600 in the third quarter of 2022. The decrease in licenses, royalties and fees in the third quarter of 2023 compared to the third quarter of 2022 is due primarily to lower royalties from our Company’s licensees in entertainment and toy products markets. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales increased by $200,900, or approximately 85%, to $438,200 in the third quarter of 2023 from $237,300 in the third quarter of 2022. Sales of ink increased in the third quarter of 2023 compared to the third quarter of 2022 due primarily to higher ink shipments to the third party authorized printer used by two of our Company’s major licensees in the entertainment and toy products market. In the third quarter of 2023, our Company derived revenues of approximately $566,100 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $648,300 in the third quarter of 2022.

 For the first nine months of 2023, revenues were $1,766,400, representing an increase of $226,800, or approximately 15%, from revenues of $1,539,600 in the first nine months of 2022. Licenses, royalties and fees decreased by $345,600, or approximately 46%, to $410,100 in the first nine months of 2023 from $755,700 in the first nine months of 2022. The decrease in licenses, royalties and fees is due primarily to higher royalties from the renewal of one of our Company’s licensees in September 2022 in the entertainment and toy products market. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales increased by $572,400, or approximately 73%, to $1,356,300 in the first nine months of 2023 from $783,900 in the first nine months of 2022. Sales of ink increased in the first nine months of 2023 compared to the first nine of 2022 due primarily to higher ink shipments to the third party authorized printer used by two of our Company’s major licensees in the entertainment and toy products market. Our Company derived revenues of approximately $1,687,700 from licensees and their authorized printers in the entertainment and toy products market in the first nine months of 2023 compared to revenues of approximately $1,426,100 in the first nine months of 2022.

Our Company’s gross profit decreased to $265,100 in the third quarter of 2023, or approximately 46% of revenues, from $493,500 in the third quarter of 2022, or approximately 72% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

For the first nine months of 2023, gross profit was $946,900, or approximately 54% of revenues, compared to $979,800, or approximately 64% of revenues, in the first nine months of 2022. The lower gross profit in the first nine months of 2023 compared to the first nine months of 2022 was primarily due to a decrease in gross profit from product and other sales.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 54% in the third quarter of 2023 compared to approximately 90% in the third quarter of 2022 and to approximately 58% of revenues from licenses, royalties and fees in the first nine months of 2023 from approximately 83% in the first nine months of 2022.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 44% of revenues in the third quarter of 2023 compared to approximately 38% of revenues in the third quarter of 2022. For the first nine months of 2023, the gross profit, expressed as a percentage of revenues, increased to approximately 52% of revenues from product and other sales compared to approximately 45% of revenues from product and other sales in the first nine months of 2022.

Research and development expenses increased in the third quarter of 2023 to $39,800 from $23,900 in the third quarter of 2022 and to $119,900 in the first nine months of 2023 from $95,900 in the first nine months of 2022 due primarily to higher employee and lab expenses in the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022.

Sales and marketing expenses decreased to $71,200 in the third quarter of 2023 from $88,900 in the third quarter of 2022 and decreased to $218,600 in the first nine months of 2023 from $230,400 in the first nine months of 2022. The decrease in the third quarter of 2023 compared to the third quarter of 2022 is due primarily to lower commission and employee related expenses in the third quarter of 2023 compared to the third quarter of 2022. The decrease in the first nine months of 2023 compared to the first nine months of 2022 is due primarily to lower commission and employee related expenses in the first nine months of 2023 compared to the first nine months of 2022.

General and administrative expenses increased to $833,800 in the third quarter of 2023 from $180,200 in the third quarter of 2022 and increased to $1,258,300 in the first nine months of 2023 from $964,600 in the first nine months of 2022. The increase in the third quarter and the first nine months of 2023 compared to the third quarter and first nine,months of 2022 is due primarily to higher professional fees, higher employee related expenses and higher insurance expenses offset by a decrease in professional fees and public company related expenses.

Income taxes in the third quarter and first nine months of 2023 include federal and state income taxes. The state income taxes result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net loss of $453,300 in the third quarter of 2023 compared to net income $206,500 in the third quarter of 2022 resulted primarily from a lower gross profit on a higher level of product sales, higher operating expenses and interest income in the third quarter of 2023 compared to the third quarter of 2022. The net loss of $343,900 in the first nine months of 2023 compared to net loss of $293,900 in the first nine months of 2022 resulted primarily from a higher level of product sales and interest income in the first nine months of 2023 compared to the first nine months of 2022, higher operating expenses in the first nine months of 2023 compared to the first nine months of 2022.

Plan of Operation, Liquidity and Capital Resources

During the first nine months of 2023, our Company’s cash increased to $10,476,500 at September 30, 2023 from $5,337,800 at December 31, 2022. During the first nine months of 2023, our Company generated $167,200 from its operating activities, used $25,800 for capital expenditures and generated $5,000,000 from the issuance of common stock.

During the first nine months of 2023, our Company’s revenues increased approximately 15% primarily as a result of higher sales of ink to an authorized printer of our Company’s licensees in the entertainment and toy products market offset in part by lower royalty revenues from our Company’s licensees in the entertainment and toy products market. Our total overhead expenses increased in the first nine months of 2023 to $1,596,800 compared to $1,290,900 in the first nine months of 2022, our Company’s interest income increased and our Company’s income tax expense decreased in the first nine months of 2023 compared to the first nine months of 2022. As a result of these factors, our Company generated a net loss of $343,900 in the first nine months of 2023 compared to a net loss of $293,900 in the first nine months of 2022. Our Company had positive operating cash flow of $167,200 during the first nine months of 2023. At September 30, 2023, our Company had positive working capital of $11,538,600 and stockholders’ equity of $13,474,500. For the full year of 2022, our Company had net income of $1,813,100 and had negative operating cash flow of $8,100. At December 31, 2022, our Company had working capital of $6,421,800 and stockholders’ equity of $8,818,400.

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

Contractual Obligations

As of September 30, 2023, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, as amended on April 28, 2023, other than those appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of September 30, 2023, there were no recently adopted accounting standards that had a material effect on our Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2023, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5.  Other Information

During the quarter ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6.  Exhibits

(a) Exhibits

Exhibit Number	Description	Location
10.1	Stock Purchase Agreement, dated September 11, 2023, by and between Nocopi Technologies, Inc. and Frost Gamma Investments Trust.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2023
10.2	Registration Rights Agreement, dated as of September 11, 2023, by and between Nocopi Technologies, Inc. and Frost Gamma Investments Trust.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2023
10.3	Termination of Standstill Agreement dated August 8, 2023	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 11, 2023
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, our Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: November 14, 2023	/s/ Michael S. Liebowitz
Michael S. Liebowitz
Chairman of the Board & Chief Executive Officer

DATE: November 14, 2023	/s/ Debra E. Glickman
Debra E. Glickman
Chief Financial Officer

