Form 10-K
period 2023-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2024-03-25
CIK 888981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $18,570,000 as of June 30, 2023.

As of March 11, 2024, there were 10,501,178 shares outstanding of the registrant’s common stock, $0.01 par value.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2024 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The extent to which we are successful in gaining new long-term relationships with customers or retaining significant existing customers and the level of service failures that could lead customers to use competitors’ services.
•	Strategic actions, including business acquisitions and our success in integrating acquired businesses.
•	Our ability to improve our current credit rating with our vendors and the impact on our raw materials and other costs and competitive position of doing so.
•	The impact of losing our intellectual property protections or the loss in value of our intellectual property.
•	Changes in customer demand.
•	The occurrence of hostilities, political instability or catastrophic events.
•	Developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards.
•	Security breaches, cybersecurity attacks and other significant disruptions in our information technology systems.
•	Such other factors as discussed throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

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

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Nocopi Technologies, Inc., a Maryland corporation. Our website address is www.nocopi.com. Also, this report on Form 10-K includes the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties’ names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

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

In 2023, the global printing ink industry consumed 3.295 billion tons of printing ink according to Smithers report “The Future of Water-based vs Solvent Printing to 2028”. The water-based printing inks market consists of sales of water-based printing inks and related services used for printing on fabric and paper. Water-based printing inks are referred to as aqueous inks and are dye and pigment inks and can be segmented by type into acrylic water-based inks, maleic water-based inks, and shellac water-based inks.

Our Company does not produce commodity base pigments. Rather, we source various pigments, dyes and other raw materials for ink, and then employ additional chemistry in formulating those materials into a highly engineered, specialty ink for a specific use. We are a specialty ink formulator within the ink industry that custom formulates, tests, and produces specialty inks that best meet our customer’s product needs and color demands. Our customers’ demands appear to be shifting with the trend towards utilizing more “green” printing inks. In 2023, approximately 36% of our ink sales were “green” printing inks, compared to 38% in 2022. As the “green” printing ink market continues to grow, we expect to continue to transition towards manufacturing environmentally friendly, more sustainable printing inks and away from manufacturing petroleum-based printing inks. We do not expect the “green” printing ink trend to adversely affect any aspects of our operations.

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

Our goal is to provide our customers with specialized ink formulations with rapid design, test and production capabilities. We aim to serve our customers demand for unique product needs and security needs from our specialty inks through applying our industry knowledge, our technical expertise, our raw material procurement leverage, our product breadth, and our manufacturing operations capabilities to deliver ink formulations both domestically and internationally. We believe that our role in our customer’s value chain remains an essential component of their product offering as our customers continually rely upon supplier partners, such as our Company, that provide advanced solutions to improve their products’ appeal, marketability, differentiation, performance, and overall competitive advantage.

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

We license our Rub-it & Color technology through various license agreements that can be for exclusive and non-exclusive uses. These agreements cover both domestic and international geographies and can include specific distribution channels and specific lines of products and applications. Historically our license agreements have ranged anywhere from two to four years, but can also vary depending on the customer, use, and geography of the agreement. Certain of our license agreements with licensees contain renewal options and/or guaranteed minimum royalties, while others do not. We cannot assure you that any of our existing licenses will be renewed or will generate significant operating revenues for our Company in the future. In each of the years 2023 and 2022, we derived approximately 91% and 96%, respectively, of our total revenues from our licensees and their licensed printers in the entertainment and toy products market. We continue to pursue additional licensing opportunities for our Rub-it & Color ink technology in the large worldwide entertainment and toy products market and we also seek to renew our existing license agreements that are near expiration for extension terms.

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

Product Revenue

The following table illustrates the approximate percentage of our Company’s total revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31,
Product Type	2023	2022
Entertainment and Toy Technologies and Products	91%	96%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	9%	4%

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

Major Customers

During 2023, we made sales or obtained revenues equal to 10% or more of our Company’s 2023 total revenues from two non-affiliated customers who individually accounted for approximately 19% and 64%, respectively, of 2023 revenues of our Company. During 2022, we made sales or obtained revenues equal to 10% or more of our Company’s 2022 total revenues from two non-affiliated customers who individually accounted for approximately 66% and 19%, respectively, of 2022 revenues of our Company.

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

We are presently conducting research and development activities in the following three areas: (1) refining our present product portfolio, (2) developing specific customer applications, and (3) expanding our technology into new areas of implementation. During the years ended December 31, 2023 and December 31, 2022, we expended approximately $163,400 and $140,400, respectively, on research and development. We continue to focus our research and development activities to develop and market additional new products and applications.

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

Employees and Human Capital

We currently have seven full-time employees and believe that we have good relations with our employees.

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

Financial Information about Foreign and Domestic Operations

We conduct our business operations solely within the United States; however, we have licensees and customers in Europe, South America, Asia and Australia. These licensees and customers accounted for approximately 72% of our gross revenues in 2023 and approximately 28% of our gross revenues in 2022. Additional information concerning our foreign and domestic operations is contained in Note 10 to our Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Information that we file with the SEC is available at the SEC’s website at www.sec.gov. We also make available free of charge on or through our website, at www.nocopi, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

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

We are dependent upon major customers.

We are dependent on our licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of our licensees to maintain at least current levels of sales of products utilizing our technologies could adversely affect our operating results and cash flow. To the extent that our licensees are adversely affected by negative economic conditions such as those that may result from the present COVID 19 pandemic, our revenues may also be negatively impacted. We derive a significant percentage of our revenues through licensing relationships with two major customers. Revenues obtained directly from these customers and indirectly, through the customers’ third party licensed printers, equaled approximately 23% of our Company’s revenues in 2023. Receivables from these two licensees and their third party authorized printers were approximately 89% of our Company’s net accounts receivable at December 31 2023. One of the license agreements expires in 2028 and contains guaranteed minimum royalties, which historically are met. The other license agreement expires in 2027. Both license agreements contain renewal options; but there can be no assurances that one or both of the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for our Company in the future.

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

Other important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

•	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;
•	general economic conditions;
•	changes in our pricing policies;
•	our ability to expand our business;
•	our ability to successfully integrate our acquired businesses;
•	new product and service introductions;
•	technical difficulties or interruptions in our services;
•	costs associated with future acquisitions of businesses; and
•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation, the loss of such assets would have a severe negative effect on our operations and liquidity.

We currently maintain, and may in the future maintain, our cash assets at certain financial institutions in the U.S. in amounts that are, and in the future may be, in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. At December 31, 2023, our Company’s deposits and short-term investments with a financial institution were 10,254,800 in excess of the FDIC deposit insurance coverage of $250,000. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

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

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We are and will continue to be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management’s attention may be diverted from other business concerns, which could adversely affect our business.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

Our Company’s common stock is quoted on the OTC Market (OTC Pink) under the symbol “NNUP.” The trading market for our common stock is limited, accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, your ability to sell our common stock, or the prices at which you may be able to sell our common stock.

Our common stock may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. While our common stock is presently exempt from being considered a “penny stock” because our net tangible assets exceed $2 million and we have been in continuous operations for at least (3) years, if we are unable to continue to qualify for this exemption, or any other available exemption from the definition of “penny stock,” our common stock will become a “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

Provisions in the Company’s charter and bylaws may delay or prevent an acquisition of the Company by a third party.

The Company’s charter, bylaws and Maryland law contain provisions that could make it more difficult for a third party to acquire the Company without the consent of our Board. Additionally, these provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

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

Also, under Maryland law, business combinations, including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between the Company and any interested stockholder, generally defined as any person who beneficially owns, directly or indirectly, 10% or more of the Company’s common stock, or any affiliate of an interested stockholder are prohibited for a five-year period, beginning on the most recent date such person became an interested stockholder. After this period, a combination of this type must be approved by two super-majority stockholder votes, unless common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions, including derivative actions, which could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, other employees, or the Company’s stockholders and may discourage lawsuits with respect to such claims.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have processes to assess, identify and manage risks from cybersecurity threats as a part of our overall risk assessment process. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. We engage certain external advisors to enhance our cybersecurity oversight.

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:

•	Monitor emerging data protection laws in conjunction with our advisors and implement changes to our processes to comply;
•	Maintain firewall and virus protection software; and
•	Maintain a cybersecurity insurance policy.

As part of the above processes, we engage with third party providers to review our cybersecurity program and help identify areas for continued focus, improvement, and compliance.

Our processes also include assessing cybersecurity threat risks associated with our use of third-party services providers in normal course of business use. Third-party risks are included within our cybersecurity risk management processes discussed above. In addition, we assess cybersecurity considerations in the selection and oversight of our third-party services providers, including due diligence on the third parties that have access to our systems and facilities that house systems and data.

The Audit Committee of our Board of Directors is responsible for oversight of our risk assessment, risk management and cybersecurity risks, and periodically updates our Board of Directors on such matters. Members of the Audit Committee engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

As of the date of this Annual Report on Form 10-K, we have not encountered risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial position.

Item 2. Properties

Our corporate headquarters, research and ink production facilities are located at 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406. These premises consist of approximately 6,100 square feet of leased space. Our lease commenced in January 2014 and expires in April 2024. Current monthly rent under this lease is $4,722; this amount escalates an amount of approximately three percent each year. In addition to rent, we are also responsible for our pro-rata share of the operating costs of the building. The lease has been extended for 13 months beginning on May 1, 2024 and expiring on May 31, 2025.

We incurred leasehold improvement expenditures of approximately $81,500 through July 26, 2023, and we believe that additional leasehold improvement expenditures will not be significant. We consider this space adequate for our current needs and additional space is available as needed.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC Pink tier of the over-the-counter (“OTC”) market under the symbol “NNUP”. Investors can find Real-Time quotes and market information on our Company on www.otcmarkets.com. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Shareholders

As of March 11, 2024 , we have a total of 10,501,178 shares of common stock issued and outstanding, held of record by approximately 411 holders of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

Our Company does not pay any cash dividends on its common stock.

Recent Sales of Unregistered Securities

Date	Security/Value
September 2023	Common Stock - 1,250,000 shares of common stock issued at the price of $4.00 per share for total proceeds of $5,000,000.

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

Both the absolute amount of our Company’s revenues and the mix among the various sources of revenue are subject to substantial fluctuation. We have a relatively small number of substantial customers rather than a large number of small customers. Accordingly, changes in the revenue received from a significant customer can have a substantial effect on our Company’s total revenue, revenue mix and overall financial performance. Such changes may result from a substantial customer’s product development delays, engineering changes, changes in product marketing strategies, production requirements and the like. . In addition, certain customers have, from time to time, sought to renegotiate certain provisions of their license agreements and, when our Company agrees to revise such terms, revenues from the customer may be adversely affected.

Comparison of the Years ended December 31, 2023 and 2022

Revenues for 2023 were $2,083,900, a decrease of approximately 55%, or $2,543,300, from $4,627,200 in 2022. Revenues in 2022 included, in accordance with ASU 214-09, Revenue from Contracts with Customers (“Topic 606”), revenue of $2,810,600 from three licensees representing the present value of guaranteed royalty payments that will be payable over varying periods of two through five years that began in the second half of 2022 and terminate in the second quarter of 2028. The guaranteed royalty payments result from amendments to license agreements with two existing licensees and a license agreement with a new licensee. Since the performance obligation is to grant the licenses for the use of certain patented ink technology as it exists at the time that it is granted, the promise to grant the licenses are performance obligations satisfied at a point in time in accordance with Topic 606.

Licenses, royalties and fees decreased in 2023 by approximately 84%, or $3,049,800, to $563,200 from $3,613,000 in 2022. The decrease in licenses, royalties and fees in 2023 compared to 2022 is due primarily to lower royalties from our Company’s licensees in entertainment and toy products market including $2,810,600 representing the present value of guaranteed royalty payments that will be payable over varying periods of two to five years that began in the third quarter of 2022 as a result of amendments to license agreements with two licensees in the entertainment and toy products market that provide for five year extensions to the license agreements beginning in October 2022 described above. Additionally, our Company negotiated a license with a new licensee in the entertainment and toy products market commencing in October 2022 and terminating in the fourth quarter of 2024. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company beyond those achieved in 2023, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales increased by $506,500, or approximately 50%, to $1,520,700 in 2023 from $1,014,200 in 2022. The higher level of ink sales in 2023 compared to 2022 is due primarily to higher ink shipments to the third party authorized printer used by two of our Company’s major licensees in the entertainment and toy products market. Sales of ink to the licensed printers of its licensees in the entertainment and toy products market were approximately $465,700 higher in 2023 compared to 2022. Sales of security ink in 2023 to our Company’s licensees in the retail receipt and document fraud market increased by approximately $14,000 compared to 2022.

Our Company derived $1,903,700, or approximately 91% of total revenues, from licensees and their licensed printers in the entertainment and toy products market in 2023 compared to $4,463,800, or approximately 96% of total revenues, in 2022. The decrease in revenues from our licensees and their authorized printers in the entertainment and toy products market in 2023 compared to 2022 is due primarily to the higher guaranteed royalties in accordance with Topic 606 resulting from a new license along with license extensions with two licensees in 2022. Our Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by marketplace reaction to the new and improved products, economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. We cannot assure you that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Our Company’s gross profit decreased to $1,101,900, or approximately 52% of revenues, in 2023 from $3,899,500, or approximately 84%, in 2022. The lower gross profit in 2023 compared to 2022 results primarily from lower gross revenues from licenses, royalties and fees offset in part by higher product and other sales in 2023 compared 2022.

Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in 2023 compared to 2022 reflects lower gross revenues from licenses, royalties and fees offset in part by higher gross revenues from product and other sales in 2023 compared to 2022.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Due primarily to the lower revenues from licenses, royalties and fees in 2023 compared to 2022, the gross profit from licenses, royalties and fees decreased to approximately 62% of revenues from licenses, royalties and fees in 2023 from approximately 95% in 2022.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 50% of revenues in 2023 compared to approximately 45% of revenues 2022. The increase in gross profit in 2023 compared to 2022 is due primarily to higher ink shipments to the third party authorized printers used by two of our Company’s major licensees in the entertainment and toy products market.

Research and development expenses were $163,400 in 2023 compared to $140,400 in 2022. The increase in 2023 compared to 2022 resulted primarily from higher employee related expenses in 2023 compared to 2022.

Sales and marketing expenses were $270,800 in 2023 compared to $494,500 in 2022. The decrease in 2023 compared to 2022 is due primarily to lower commission expense on the lower level of revenues in 2023 as well as reversing prior years overaccruals compared to 2022.

General and administrative expenses increased to $2,538,300 in 2023 from $1,219,200 in 2022. The increase in 2023 compared to 2022 is due primarily to higher stock-based compensation and employee related expenses and lower legal and public company related expenses,

Income tax benefit in 2023 resulted from reversing tax accruals. Income taxes in 2022 resulted from Federal income taxes on our Company’s taxable income offset in part by the utilization of the remaining Federal net operating loss carryforwards that existed prior to 2023 along with limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

Our net (loss) of $1,435,900 in 2023 compared to net income of $1,813,100 in 2022 resulted primarily from a lower gross profit on a lower level of licenses, royalties and fees offset in part by higher product and other sales and overhead expenses in 2023 compared to 2022.

Our management does not believe that inflation and changing prices have had a significant effect on our revenues and results of operations during the years ended December 31, 2023 and December 31, 2022.

Plan of Operation, Liquidity and Capital Resources

Our Company’s cash increased to $2,269,200 at December 31, 2023 from $917,400 at December 31, 2022. During 2023, our Company received $5,000,000 upon the sale of 1,250,000 shares of its common stock pursuant to a private placement, used $19,300 in its operating activities, used $3,600,400 in its investing activities and $28,500 for capital expenditures.

Our Company’s revenues decreased approximately 55% to $2,083,900 in 2023 from $4,627,200 in 2022 primarily as a result of lower licensing revenue from the Company’s licensees in the entertainment and toy products market. Our Company’s gross profit decreased approximately 72% to $1,101,900 in 2023 from $3,899,500 in 2022 primarily as a result of lower license fees from our licensees in the entertainment and toy products market.

Our Company’s total overhead expenses increased in 2023 compared to 2022, our Company’s net interest income increased in 2023 compared to 2022 and our Company’s income tax expense decreased in 2023 compared to 2022. As a result of these factors, our Company generated a net loss of $1,435,900 in 2023 compared to net income of $1,813,100 in 2022. Our Company had positive operating cash flow of $105,500 in 2023. At December 31, 2023, our Company had working capital of $10,618,400 and stockholders’ equity of $12,382,400. For the full year of 2022, our Company had net income of $1,813,100 and had negative operating cash flow of $8,100. At December 31, 2022, our Company had working capital of $6,421,800 and stockholders’ equity of $8,818,400.

In November 2018, our Company negotiated a $150,000 revolving line of credit (“Line of Credit”) with a bank to provide a source of working capital, if required. The Line of Credit is secured by all the assets of our Company and bears interest at the bank’s prime rate for a period of one year and its prime rate plus 1.5% thereafter. The Line of Credit is subject to an annual review and quiet period. There have been no borrowings under the Line of Credit since its inception and the Line of Credit was terminated on July 13, 2023.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment in 2024 and beyond due to the ongoing COVID-19 pandemic and its effect on the global economy, geopolitical instability including the Russia-Ukraine war and the supply chain disruptions related to both as well as the record inflation, lower demand and significantly higher interest rates currently being experienced in the United States along with the probability of an economic recession both in the United States and globally. As a result, our revenues, results of operations and liquidity may be negatively impacted in future periods.

Contractual Obligations

We conduct our operations in leased facilities under a non-cancelable operating lease expiring in 2024. Future minimum lease payments under this operating lease at December 31, 2023 are: $18,900. Total rental expense under operating leases was $53,300 in each of the years ended December 31, 2023 and December 31, 2022.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The amendments in this Update were extended by ASU No. 2019-10 and are effective for fiscal years beginning after December 15, 2022, including interim periods within fiscal years beginning after December 15, 2023. The Company adopted this new guidance effective January 1, 2023 utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s financial statements, but did change how the allowance for credit losses is determined.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

 This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Company Internal Controls

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act or otherwise.

For the quarter ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders.

We have adopted a code of business conduct and ethics, called the Code of Business Conduct and Ethics, that applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees. We intend to provide amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and principal officers on our website. The reference to our website address does not constitute incorporation by reference of any of the information contained on the website, and such information is not a part of this Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders.

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

Date: March 25, 2024	NOCOPI TECHNOLOGIES, INC.

	By:	/s/ Michael S. Liebowitz
Michael S. Liebowitz Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael S. Liebowitz	Chairman of the Board, President and	March 25, 2024
Michael S. Liebowitz	Chief Executive Officer (Principal Executive Officer)

/s/ Debra E. Glickman	Chief Financial Officer	March 25, 2024
Debra E. Glickman	(Principal Financial and Accounting Officer)

/s/ Jacqueline J. Goldman	Director	March 25, 2024
Jacqueline J. Goldman

/s/ Matthew C. Winger	Director	March 25, 2024
Matthew C. Winger

F.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nocopi Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nocopi Technologies, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania

March 25, 2024

Nocopi Technologies, Inc.
Balance Sheets*

	December 31
	2023	2022
Assets
Current assets
Cash and cash equivalents	$2,269,200	$917,400
Accounts receivable less $12,000 allowance for credit losses	1,120,700	1,103,500
Inventory	448,000	486,400
Interest Receivable	160,000	35,200
Short-term investments	7,985,600	4,385,200
Prepaid and other	121,800	103,300
Total current assets	12,105,300	7,031,000
Fixed assets
Leasehold improvements	81,500	58,400
Furniture, fixtures and equipment	169,800	164,400
Fixed assets, gross	251,300	222,800
Less: accumulated depreciation and amortization	214,800	167,800
Total fixed assets	36,500	55,000
Other assets
Long-term receivables	1,838,500	2,463,100
Operating lease right of use - building	17,600	68,300
Total other assets	1,856,100	2,531,400
Total assets	$13,997,900	$9,617,400
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,500	$97,700
Accrued expenses	94,600	173,700
Stock compensation payable	1,347,100	—
Income taxes	—	287,100
Operating lease liability - current	17,600	50,700
Total current liabilities	1,486,800	609,200

Other liabilities
Accrued expenses, non-current	128,600	172,200
Operating lease liability - non-current	—	17,600
Total other liabilities	128,600	189,800
Commitments and contingencies
Stockholders’ equity
Series A preferred stock, $1.00 par value, authorized - 300,000 shares, Issued and outstanding - none	—	—
Common stock, $0.01 par value, authorized - 75,000,000 shares, Issued and outstanding - 2023 - 10,501,178 shares; 2022 - 9,251,178 shares	105,000	92,500
Paid-in capital	21,647,100	16,659,600
Accumulated deficit	(9,369,600)	(7,933,700)
Total stockholders’ equity	12,382,500	8,818,400
Total liabilities and stockholders’ equity	$13,997,900	$9,617,400

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Comprehensive Income (Loss)*

	Years ended December 31
	2023	2022
Revenues
Licenses, royalties and fees	$563,200	$3,613,000
Product and other sales	1,520,700	1,014,200
Total revenues	2,083,900	4,627,200
Cost of revenues
Licenses, royalties and fees	214,100	174,200
Product and other sales	767,900	553,500
Total cost of revenues	982,000	727,700
Gross profit	1,101,900	3,899,500
Operating expenses
Research and development	163,400	140,400
Sales and marketing	270,800	494,500
General and administrative	2,538,300	1,219,200
Total operating expenses	2,972,500	1,854,100
Net income (loss) from operations	(1,870,600)	2,045,400
Other income (expenses)
Interest income	326,900	64,200
Interest expense and bank charges	(14,900)	(2,000)
Total other income (expenses)	312,000	62,200
Net income (loss) before income taxes	(1,558,600)	2,107,600
Income taxes provision (benefit)	(122,700)	294,500
Net income (loss)	$(1,435,900)	$1,813,100
Net income (loss) per common share
Basic	$(.15)	$.24
Diluted	$(.15)	$.24
Weighted average common shares outstanding
Basic	9,667,845	7,584,511
Diluted	9,667,845	7,584,511

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statement of Stockholders’ Equity*
For the Period January 1, 2022 through December 31, 2023

	Common stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - January 1, 2022	6,751,178	$67,500	$13,184,600	$(9,746,800)	$3,505,300
Sales of common stock	2,500,000	25,000	3,475,000	—	3,500,000
Net income	—	—	—	1,813,100	1,813,100
Balance - December 31, 2022	9,251,178	92,500	16,659,600	(7,933,700)	8,818,400
Sales of common stock	1,250,000	12,500	4,987,500	—	5,000,000
Net loss	—	—	—	(1,435,900)	(1,435,900)
Balance - December 31, 2023	10,501,178	$105,000	$21,647,100	$(9,369,600)	$12,382,500

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*

	Years ended December 31
	2023	2022
Operating Activities
Net income (loss)	$(1,435,900)	$1,813,100
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	47,000	34,100
Stock based compensation	1,347,100	—
Interest Income accrued	(124,800)	(35,200)
(Increase) decrease in assets
Accounts receivable	(17,200)	(132,700)
Inventory	38,400	(63,700)
Prepaid and other	(18,500)	56,700
Long-term receivables	675,300	(2,230,600)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(243,600)	227,900
Income taxes	(287,100)	287,100
Net cash used in operating activities	(19,300)	(43,300)

Investing Activities
Purchase of short-term investments	(3,600,400)	(4,385,200)
Additions to fixed assets	(28,500)	(800)
Net cash used in investing activities	(3,628,900)	(4,386,000)

Financing Activities
Issuance of common stock	5,000,000	3,500,000
Net cash provided by financing activities	5,000,000	3,500,000
Increase (decrease) in cash and cash equivalents	1,351,800	(929,300)

Cash and Cash Equivalents
Beginning of year	917,400	1,846,700
End of year	$2,269,200	$917,400

Cash paid for taxes	$176,700	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accumulated depreciation and amortization	$—	$500
Furniture, fixtures and equipment	$—	$(500)

*The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

Cash and cash equivalents consist of demand deposits, money-market funds and investment securities consisting of short-term U.S. Treasury Bills with maturities of less than one year held by a major U.S. bank.

Investments include any security for which the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and cash equivalents, receivables, short-term investments and trade and other payables. The carrying value of cash and cash equivalents, receivables, short-term investments and trade and other payables approximate their fair value because of their short maturities.

The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

Level 1 Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company can access.

Level 2 Inputs to the valuation methodology include:

● quoted prices for similar assets or liabilities in active markets;

● quoted prices for identical or similar assets or liabilities in inactive markets;

● inputs other than quoted prices that are observable for the asset or liability;

● inputs that are derived principally from or corroborated by observable market data by correlation or other means

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2023 and December 31, 2022.

Short-term investments - Level 2 financial instrument: Valued using quoted prices in active markets for identical assets.

Accounts receivable and credit policies - Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. Customer account balances with invoices dated over 90 days old are considered delinquent.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company uses historical loss information based on the aging of receivables, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, and the creditworthiness of counterparties. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly.

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

Revenues - Our Company follows Accounting Standards Update (“ASU”) 214-09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method. We recognize revenue from fixed fee licensees at a point in time when the term begins if the contract provides for patented ink technology only as it exists at the time that it is granted. However, for license agreements that provide for rights to future ink technology, revenue is recognized over the term of the license agreement. Revenue for per-unit license agreement is recognized in the period that the Company receives the related royalty report. Revenue for product sales is recognized upon shipment to the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. The Company does not offer any warranties, however, damaged products can be returned for credit or refund. For disaggregation of revenue by customers and geographic region, see Note 10.

Income taxes - Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-based payments - Our Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. Our Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the vesting period or the requisite service periods using the straight-line method. Our Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASU 2017-07, with ASU No. 2018-07, Compensation - Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments are recorded as an expense over the service period, as if the Company had paid cash for the services.

Earnings per share - Our Company follows FASB ASC 260 resulting in the presentation of basic and diluted earnings per share. Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Since our Company did not have any common stock equivalents outstanding as of December 31, 2023 and 2022, basic and diluted earnings per share were the same.

Comprehensive income - Our Company follows FASB ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since our Company has no items of other comprehensive income, comprehensive income is equal to net income.

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

Recently Adopted Accounting Pronouncements

 In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as modified by FASB ASU No. 2019-10 and other subsequently issued related ASUs. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2023 utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s financial statements, but did change how the allowance for credit losses is determined.

Reclassifications

Certain reclassifications have been made to the 2022 financial statements in order to conform to the 2023 financial statement presentation.

3. Cash and Cash Equivalents

	Year ended December 31
	2023	2022
Cash and cash equivalents
Cash and money market funds	$2,269,200	$917,400
Cash and cash equivalents	$2,269,200	$917,400

4. Short-term Investments

	Year ended December 31
	2023	2022
Short-term investments
U.S. Treasury Bills	$7,985,600	$4,385,200
Short-term investments	$7,985,600	$4,385,200

	Amortized Cost	Fair Value
U.S. Treasury Bills
Due January 25, 2024	$1,074,700	$1,121,200
Due April 18, 2024	1,087,900	1,107,600
Due July 11, 2024	1,074,800	1,096,700
Due September 5, 2024	4,748,200	4,837,600
Total	$7,985,600	$8,163,100

Total interest income recognized for U.S. Treasury Bills was $239,600 and $35,200 for years ended December 31, 2023 and December 31, 2022. Interest receivable was $160,000 and $35,200 for the years ended December 31, 2023 and December 31, 2022.

5. Concentration of Credit Risk

We currently maintain, and may in the future maintain, our assets at certain financial institutions in the U.S. in amounts that are, and in the future may be, in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. At December 31, 2023, our Company’s deposits and short-term investments with a financial institution were $10,164,800 in excess of the FDIC deposit insurance coverage of $250,000. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

In addition, we are exposed to credit risk with respect to our accounts receivable due to the concentration of our major customers. See Note 11 for a discussion of our customer concentration.

6. Long-term Receivables

As of December 31, 2023, the Company had long-term receivables of $1,838,500 from two of the three licensees representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the second quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with two existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company’s incremental borrowing rate of 4%.

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

The Company determined that the above conditions were met upon execution of the new 2022 license agreements and recognized $2,810,600 of royalty revenue net of imputed interest of $132,300 for the year ended December 31, 2022. The Company also recognized $206,600 and $196,500 of commission expense related to the three license agreements, which is reflected in selling expense on the statement of comprehensive income (loss) for the years ended December 31, 2023 and 2022. The commissions are payable over the term of the agreements and are due when payments are received by the Company. As of December 31, 2023 and 2022, the accrued commission payable balance was $172,200 and $194,700.

The current portion of the three license agreements, in the amount of $624,600 and $507,400, is included in accounts receivable on the balance sheet as of December 31, 2023 and 2022.

The following table summarizes the future minimum payments due under the three license agreements as of December 31, 2023:

Year Ending December 31:

2024	$642,000
2025	$570,000
2026	$570,000
2027	$557,500
2028	$260,000
Total	$2,599,500

The Company has evaluated the collectability of the long-term receivables and believes them to be fully collectible as of December 31, 2023. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at its present value as of December 31, 2023, and will be amortized over the term of the license agreements using the effective interest method. The unamortized balance of the receivables as of December 31, 2023 and 2022 is $2,463,100 and $2,970,600 including current portion of long-term receivables of $624,600 and $507,500, which is included in accounts receivable of the balance sheet as of December 31, 2023 and 2022.

The Company has also considered the potential impact of changes in interest rates on the present value of the three long-term receivables. A hypothetical 1% increase or decrease in the incremental borrowing rate would result in an approximate $21,400 increase or decrease in the present value of the receivables as of December 31, 2023.

7. Line of Credit

In November 2018, our Company negotiated a $150,000 revolving line of credit with a bank to provide a source of working capital, if required. The line of credit is secured by all the assets of our Company and bears interest at the bank’s prime rate for a period of one year and its prime rate plus 1.5% thereafter. The line of credit is subject to an annual review and quiet period. There have been no borrowings under the line of credit since its inception and the line of credit was terminated on July 13, 2023.

8. Stockholders’ Equity

As part of an employment agreement, the Company granted an executive a one-time equity award of 1,000,000 restricted shares of the Company’s common stock valued at $3,580,000, fair value, which award shall vest in its entirety on August 18, 2024. The fair market value of the restricted stock award was determined based on the closing price of the Company’s common stock on the grant date and is being amortized on a straight-line basis to general and administrative expense as stock based compensation over the one year vesting term. The Company recorded stock based compensation expense of $1,320,500 for the year ended December 31, 2023. To the extent the Company has not established an employee equity compensation plan on or prior to August 18, 2024, the restricted shares may be converted, at the election of the executive, in full or in part, into cash compensation, at a rate of $3.58 per share of common stock, which was the fair market value of the common stock on October 10, 2023, which was the date the Board of Directors approved the Grant.. Since the issuance of the restricted stock can be settled in cash, the monthly amortization of the $3,580,000 fair value of the restricted stock grant is recorded as stock compensation payable. If the restricted stock grant is settled in shares of the Company’s common stock based on an established employee equity compensation plan or the option to settle in cash is no longer valid, then the stock compensation payable will be reclassified to additional paid in capital.

On September 11, 2023 our Company entered into a stock purchase agreement in connection with a private placement for total gross proceeds of $5.0 million. The stock purchase agreement provided for the issuance of an aggregate of 1,250,000 shares of our Company’s common stock to an investor at a purchase price of $4.00 per share. In addition, as consideration for general advisory services until the third anniversary, the Company agreed to issue an aggregate total of 65,790 shares of common stock with a total fair market value on date of grant of $263,160, which shares shall be issued as follows: one-third (21,930 shares) on September 11, 2024, one-third (21,930 shares) on September 11, 2025 and one-third (21,930 shares) on September 11, 2026. The Company expenses the value of the stock grant, which is determined to be the fair market value of the shares at the date of grant, straight-line over the term of the advisory agreement. For the year ended December 31, 2023, the Company recognized $26,600 of consulting expense associated with this issuance. On September 11, 2023, the sale pursuant to the Purchase Agreement closed. No placement fees or commissions were paid in connection with this transaction.

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

At December 31, 2023, our Company had no warrants outstanding.

9. Income Taxes

As of December 31, 2023 and 2022, our Company had estimated federal net operating loss carryforwards of approximately $211,0000 and $– and estimated state net operating loss carryforwards of approximately $1,791,000 and $1,657,800. The federal net operating loss carryforwards do not expire but are limited to 80% of each subsequent year’s net income. The state net operating loss carryforwards expire in 20 years, starting in 2024. State income taxes in 2022 resulted from limitations placed on net operating loss deductions by the Commonwealth of Pennsylvania. There was no provision for federal and state income taxes for the year ended December 31, 2023 due to the net loss. The utilization of these NOL’s to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration. There were no material temporary differences for the year ended December 31, 2022. Our Company has established a 100% valuation allowance of $592,400 and $143,400 at December 31, 2023 and 2022, respectively, for the deferred tax assets due to the uncertainty of their realization. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.

The components for federal and state income tax expense (benefit) are:

	Year ended December 31,
	2023	2022

Current federal tax benefit	$(166,700)	$167,800
Current state tax benefit	(16,000)	126,700
Deferred tax benefit	(389,000)	—
Change in valuation allowance	449,000	—
	$(122,700)	$294,500

The reconciliation of the statutory federal rate to our Company’s effective tax rate follows:

	2023		2022
	Amount	%	Amount	%
Income tax expense (benefit) at U.S. federal income tax rate	$(327,300)	(21)	$442,600	21
State tax net of federal tax effect	(121,900)	(8)	166,300	8
Tax accrual adjustment	(122,500)	(8)	—	—
Change in valuation allowance	449,000	29	—	—
Utilization of operating losses	—	—	(314,400)	(15)
	$(122,700)	(8)	$294,500	14

The components of deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	2023	2022

Deferred tax asset for NOL carryforwards	$203,400	$143,400
Stock-based compensation	389,000
Valuation allowance	(592,400)	(143,400)
Net	$—	$—

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

Our Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of comprehensive income. As of January 1, 2023, our Company had no unrecognized tax benefits and no charge during 2023, and accordingly, our Company did not recognize any interest or penalties during 2023 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2023.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2020 and thereafter are subject to examination by the relevant taxing authorities.

10. Commitments and Contingencies

Our Company conducts its operations in leased facilities under a non-cancelable operating lease expiring in 2024. The lease has been extended for 13 months beginning on May 1, 2024 and expiring on May 31, 2025.

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

Total operating lease costs were $53,300 in each of the years ended December 31, 2023 and December 31, 2022.

Maturities of lease liabilities are as follows:

Operating Leases
Year ending December 31

2024	$18,900
Total lease payments	18,900
Less imputed interest	(1,300)
Total	$17,600

In connection with Michael S. Liebowitz’s appointment as Chief Executive Officer of the Company, on October 19, 2023, Mr. Liebowitz and the Company entered into an employment agreement, which sets forth the terms and conditions of his employment and is effective as of October 19, 2023. In consideration for serving as Chief Executive Officer, Mr. Liebowitz is entitled to an annual base salary of $400,000, which is effective retroactively as of the commencement of his term, August 18, 2023. In addition, Mr. Liebowitz shall be entitled to a one-time equity award of 1,000,000 restricted shares as described under Note 7.

Our Company had an employment agreement with Michael A. Feinstein, M.D., our former Chairman of the Board and Chief Executive Officer. The employment agreement with Dr. Feinstein was terminated as of August 18, 2023.

Our Company has an employment agreement, expiring in March 2024, with Terry W. Stovold, its Chief Operating Officer, whereby Mr. Stovold receives a salary set by our Company’s Board of Directors, currently set at $75,000, along with a commission of seven percent on sales generated by his efforts. The employment agreement contains one-year renewal provisions that became effective after the original term. Our Company has an employment agreement, expiring in September 2024, with Matthew C. Winger, its Executive Vice President of Corporate Development, whereby Mr. Winger receives a salary set by our Company’s Board of Directors, currently set at $125,000 per year effective October 1, 2022 plus a performance bonus determined by our Company’s Board of Directors. The employment agreement contains two-year renewal provisions that become effective after the original term. Future minimum compensation payments under these employment agreements is: $262,500 to be paid in 2024.

From time to time, our Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.

11. 401(k) Savings Plan

Our Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of our Company. There were no contributions charged to expense during 2023 or 2022.

12. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of our Company’s total revenues were:

	Year ended December 31
	2023	2022
Customer A	19%	66%
Customer B	64%	19%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2023	2022
Customer A	82%	84%
Customer B	7%	6%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition. Our Company’s revenues by geographic region are as follows:

	Year ended December 31
	2023	2022
North America	591,900	3,331,600
South America	600	1,600
Europe	—	200
Asia	1,439,500	968,000
Australia	51,900	325,800
	2,083,900	4,627,200

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2008
3.2	Articles of Amendment - Filed August 25, 2022	Incorporated by reference to the Company’s Report on Form 8-K filed on August 25, 2022
3.2	Second Amended and Restated Bylaws, Dated January 28, 2022	Incorporated by reference to the Company’s Form 8-K filed on February 2, 2022
3.3	Articles Supplementary relating to Nocopi Technologies, Inc.’s election to be subject to Sections 3-803, 3-804(a), 3-804(b) and 3-804(c) of the Maryland General Corporation Law	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2021
4.1	Form of Certificate of Common Stock	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 7, 2006
4.2	Registration Rights Agreement – Dated August 1, 2022	Incorporated by reference to the Company’s Form 8-K filed on August 5, 2022
4.3	Securities registered under Section 12 of the Exchange Act	Filed herewith
10.1†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 15, 1999
10.2	Director Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.3	Officer Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.4†	Employment Agreement with Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008
10.5†	Employment Agreement Amendment - Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Form 8-K filed on December 17, 2019
10.6†	Employee Agreement dated September 29, 2022 - Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2022
10.7†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2010
10.8†	Employment Agreement with Terry W. Stovold	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012
10.9	Form of Convertible Debenture Purchase Agreement and Exhibits	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.10	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019

10.11	Lease Agreement dated December 12, 2013 relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.12	Lease Extension Agreement dated September 28, 2018	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.13	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated November 28, 2018 between the Company and Santander Bank	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.14	Form of Letter Agreement re: Convertible Debenture Purchase Agreement Election	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019
10.15	Stock Purchase Agreement - Dated August 1, 2022	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 5, 2022
10.16	Stock Purchase Agreement, dated September 11, 2023, by and between Nocopi Technologies, Inc. and Frost Gamma Investments Trust	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 13, 2023
10.17	Registration Rights Agreement, dated as of September 11, 2023, 2023, by and between Nocopi Technologies, Inc. and Frost Gamma Investments Trust.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 13, 2023
10.18†	Employment Agreement dated October 19, 2023 between the Company and Michael S. Liebowitz	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 23, 2023
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005
21.1	Subsidiaries of the Registrant	Filed herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
99.1	Second Amendment to Nomination and Standstill Agreement dated September 30, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2022
99.2	First Amendment to Nomination and Standstill Agreement dated May 23, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 24, 2022
99.3	Nomination and Standstill Agreement dated March 29, 2022, between the Company and MSL 18 HOLDINGS LLC, Michael S. Liebowitz and Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 29, 2022
99.4	Standstill Agreement dated May 23, 2022, between the Company and Howard Timothy Eriksen, Cedar Creek Partners, LLC and Eriksen Capital Management LLC.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2022
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

-------

† Compensation plans and arrangements for executives and others.