Form 10-Q
period 2024-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2024-05-15
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,501,178 shares of common stock, par value $0.01, as of May 15, 2024 .

NOCOPI TECHNOLOGIES, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Nocopi Technologies, Inc.

Statements of Comprehensive Income (Loss)*

(unaudited)

	Three Months ended March 31
	2024	2023
Revenues
Licenses, royalties and fees	$86,500	$123,000
Product and other sales	311,800	469,100
Total revenues	398,300	592,100
Cost of revenues
Licenses, royalties and fees	51,800	58,700
Product and other sales	180,900	221,800
Total cost of revenues	232,700	280,500
Gross profit	165,600	311,600

Operating expenses
Research and development	41,400	44,800
Sales and marketing	69,000	86,300
General and administrative	1,214,800	201,200
Total operating expenses	1,325,200	332,300
Net loss from operations	(1,159,600)	(20,700)

Other income (expenses)
Interest income	137,100	62,100
Interest expense and bank charges	(5,700)	(600)
Total other income (expenses)	131,400	61,500
Net income (loss) before income taxes	(1,028,200)	40,800
Income taxes	—	10,500
Net income (loss)	$(1,028,200)	$30,300

Basic net income (loss) per common share	$(.10)	$.00
Diluted net income (loss) per common share	$(.10)	$.00

Weighted average common shares outstanding
Basic	10,501,178	9,251,178
Diluted	10,501,178	9,251,178

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

(unaudited)

	March 31	December 31
	2024	2023

Assets
Current assets
Cash	$3,600,100	$2,269,200
Accounts receivable less $12,000 allowance for credit losses	981,500	1,120,700
Inventory	370,300	448,000
Interest receivable	205,100	160,000
Short-term investments	6,910,900	7,985,600
Prepaid and other	100,600	121,800
Total current assets	12,168,500	12,105,300

Fixed assets
Leasehold improvements	81,500	81,500
Furniture, fixtures and equipment	177,800	169,800
Fixed assets, gross	259,300	251,300
Less: accumulated depreciation and amortization	229,000	214,800
Total fixed assets	30,300	36,500
Other assets
Long-term receivables	1,701,300	1,838,500
Operating lease right of use – building	4,400	17,600
Total other assets	1,705,700	1,856,100
Total assets	$13,904,500	$13,997,900

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$47,700	$27,500
Accrued expenses	120,000	94,600
Stock compensation payable	2,259,100	1,347,100
Operating lease liability – current	4,400	17,600
Total current liabilities	2,431,200	1,486,800

Other liabilities
Accrued expenses, non-current	119,000	128,600
Total other liabilities	119,000	128,600

Stockholders' equity
Common stock, $0.01 par value Authorized – 75,000,000 shares Issued and outstanding – 10,501,178 shares	105,000	105,000
Paid-in capital	21,647,100	21,647,100
Accumulated deficit	(10,397,800)	(9,369,600)
Total stockholders' equity	11,354,300	12,382,500
Total liabilities and stockholders' equity	$13,904,500	$13,997,900

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Three Months ended March 31
	2024	2023
Operating Activities
Net income (loss)	$(1,028,200)	$30,300
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	14,200	8,300
Stock-based compensation	912,000	—
Interest income accrued	(45,100)	—
(Increase) decrease in assets
Accounts receivable	139,200	(163,700)
Inventory	77,700	81,000
Prepaid and other	21,200	(56,700)
Long-term receivables	150,400	169,400
Increase (decrease) in liabilities
Accounts payable and accrued expenses	22,800	(21,500)
Income taxes	—	10,500
Net cash provided by operating activities	264,200	57,600

Investing Activities
Additions to fixed assets	(8,000)	(1,100)
Sale of short-term investments	1,074,700	—
Net cash provided by (used in) investing activities	1,066,700	(1,100)

Increase in cash and cash equivalents	1,330,900	56,500

Cash and Cash Equivalents
Beginning of year	2,269,200	5,337,800
End of period	$3,600,100	$5,394,300

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Three Months ended March 31, 2024 and March 31, 2023

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	10,501,178	$105,000	$21,647,100	$(9,369,600)	$12,382,500

Net loss		—	—	(1,028,200)	(1,028,200)
Balance at March 31, 2024	10,501,178	$105,000	$21,647,100	$(10,397,800)	$11,354,300

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	9,251,178	$92,500	$16,659,600	$(7,933,700)	$8,818,400

Net income		—	—	30,300	30,300
Balance at March 31, 2023	9,251,178	$92,500	$16,659,600	$(7,903,400)	$8,848,700

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (our “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 25, 2024 (the “2023 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2023 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2024 may not be necessarily indicative of the operating results expected for the full year.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2024, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company's financial statements.

Recently Adopted Accounting Pronouncements

As of March 31, 2024 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company's financial statements.

Note 2. Stock-Based Compensation

Our Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. At March 31, 2024, our Company did not have an active stock option plan. There was no unrecognized portion of expense related to stock option grants at March 31, 2024.

As part of an employment agreement, the Company granted an executive a one-time equity award of 1,000,000 restricted shares of the Company’s common stock valued at $3,580,000, fair value, which award shall vest in its entirety on August 18, 2024. The fair market value of the restricted stock award was determined based on the closing price of the Company’s common stock on the grant date and is being amortized on a straight-line basis to general and administrative expense as stock-based compensation over the one-year vesting term. The Company recorded stock-based compensation expense of $890,100 for the three months ended March 31, 2024. To the extent the Company has not established an employee equity compensation plan on or prior to August 18, 2024, the restricted shares may be converted, at the election of the executive, in full or in part, into cash compensation, at a rate of $3.58 per share of common stock, which was the fair market value of the common stock on October 10, 2023, which was the date the Board of Directors approved the grant. Since the issuance of the restricted stock can be settled in cash, the monthly amortization of the $3,580,000 fair value of the restricted stock grant is recorded as stock compensation payable. If the restricted stock grant is settled in shares of the Company’s common stock, then the stock compensation payable will be reclassified to additional paid in capital.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Cash and Cash Equivalents

	March 31 2024	December 31 2023
Cash and cash equivalents
Cash and money market funds	$3,600,100	$2,269,200
	$3,600,100	$2,269,200

Note 4. Short-term Investments

	March 31	December 31
	2024	2023
Short-term investments
U.S. Treasury Bills	$6,910,900	$7,985,600
Short-term investments	$6,910,900	$7,985,600

	Amortized Cost	Fair Value
U.S. Treasury Bills
Due April 18, 2024	$1,087,900	$1,122,200
Due July 11, 2024	1074,800	1,108,800
Due September 5, 2024	4,748,200	4,888,400
Total	$6,910,900	$7,119,400

Total interest income recognized for U.S. Treasury Bills was $95,400 and $239,600 for the three months ended March 31, 2024 and year ended December 31, 2023. Interest receivable was $205,100 and $160,000 for the three months ended March 31, 2024 and for the year ended December 31, 2023.

Note 5. Long-term Receivables

As of March 31, 2024, the Company had long-term receivables of $1,701,300 from two of the three licensees representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the second quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with two existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company's incremental borrowing rate of 4%.

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

The Company determined that the above conditions were met upon execution of the new 2022 license agreements and recognized $2,810,600 of royalty revenue net of imputed interest of $132,300 for the year ended December 31, 2022. The commissions are payable over the term of the license agreements and are due when payments are received by the Company. As of March 31, 2024, the accrued commission payable balance was approximately $161,200.

The current portion of the three license agreements in the amount of $604,800 and $624,600, is included in accounts receivable on the balance sheets as of March 31, 2024 and December 31, 2023, respectively.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the future minimum payments due under the three license agreements as of March 31, 2024:

Year Ending December 31:
2024	$642,000
2025	570,000
2026	570,000
2027	557,500
2028	260,000
Total	$2,599,500

The Company has evaluated the collectability of the long-term receivables and believes them to be fully collectible as of March 31, 2024. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at its present value as of March 31, 2024, and will be amortized over the term of the license agreements using the effective interest method. The unamortized balance of the long-term receivables as of March 31, 2024 is $1,701,300.

Note 6. Line of Credit

In November 2018, our Company negotiated a $150,000 revolving line of credit with a bank to provide a source of working capital, if required. The line of credit is secured by all the assets of our Company and bears interest at the bank’s prime rate for a period of one-year and its prime rate plus 1.5% thereafter. The line of credit is subject to an annual review and quiet period. There have been no borrowings under the line of credit since its inception and the line of credit was terminated on July 13, 2023

Note 7. Stockholders’ Equity

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

At March 31, 2024, our Company had no warrants outstanding.
7

Note 8. Income Taxes

At March 31, 2024, there was no income tax benefit for the net losses for the three months ended March 31, 2024 due to the recording of a full valuation allowance since it is more likely than not that that the realization of the net deferred tax assets would not be realized. At March 31, 2023 our Company had federal and state taxable income of approximately $38,400 and $40,800, respectively. State income taxes in the three months ended March 31, 2023 resulted from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The components for federal and state income tax expense are:

	Three Months ended March 31
	2024	2023
Current federal taxes	$—	$8,100
Current state taxes	—	2,400
	$—	$10,500

There was no change in unrecognized tax benefits during the period ended March 31, 2024 and there was no accrual for uncertain tax positions as of March 31, 2024. Tax years from 2021 through 2023 remain subject to examination by U.S. federal and state jurisdictions. The Federal net operating loss carryforward is $331,471 and the Pennsylvania State net operating loss carryforward is currently $1,911,568 as of March 31, 2024.

Note 9. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Since our Company did not have any common stock equivalents outstanding as of March 31, 2024 and March 31, 2023, basic and diluted earnings (loss) per share were the same.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended March 31
	2024	2023
Customer A	68%	71%
Customer B	16%	12%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31	December 31
	2024	2023
Customer B	85%	82%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition.

Our Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2024	2023
North America	$77,700	$127,800
Asia	302,000	441,500
Australia	18,600	22,800
	$398,300	$592,100

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Total operating lease costs for each of the three month periods ended March 31, 2024 and March 31, 2023 was $13,300.

Maturities of lease liabilities were as follows:

Operating Leases
Year ending December 31
2024	$4,700
Total lease payments	4,700
Less imputed interest	(300)
Total	$4,400

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This Report on Form 10-Q contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The extent to which we are successful in gaining new long-term relationships with customers or retaining significant existing customers and the level of service failures that could lead customers to use competitors' services.
•	Strategic actions, including business acquisitions and our success in integrating acquired businesses.
•	Our ability to improve our current credit rating with our vendors and the impact on our raw materials and other costs and competitive position of doing so.
•	The impact of losing our intellectual property protections or the loss in value of our intellectual property.
•	Changes in customer demand.
•	The occurrence of hostilities, political instability or catastrophic events.
•	Developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards.
•	Security breaches, cybersecurity attacks and other significant disruptions in our information technology systems.
•	Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, and throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.

Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with our condensed financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 25, 2024.

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

Revenues for the first quarter of 2024 were $398,300 compared to $592,100 in the first quarter of 2023, a decrease of $193,800, or approximately 33%. Licenses, royalties and fees decreased by $36,500, or approximately 30%, in the first quarter of 2024 to $86,500 from $123,000 in the first quarter of 2023. The decrease in licenses, royalties and fees in the first quarter of 2024 compared to the first quarter of 2023 is due primarily to lower royalties from our Company’s licensees in the entertainment and toy products market. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales decreased by $157,300, or approximately 34%, to $311,800 in the first quarter of 2024 from $469,100 in the first quarter of 2023. Sales of ink decreased in the first quarter of 2024 compared to the first quarter of 2023 due primarily to lower ink shipments to the third party authorized printer used by two of our Company’s major licensees in the entertainment and toy products market. In the first quarter of 2024, our Company derived revenues of approximately $364,700 from our Company’s licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $541,500 in the first quarter of 2023.

Our Company’s gross profit decreased to $165,600, or approximately 42% of gross revenues, in the first quarter of 2024 from $311,600, or approximately 53% of gross revenues, in the first quarter of 2023 due to decrease in both licenses, royalties and fees and product and other sales revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as our Company’s overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 40% in the first quarter of 2024 from approximately 52% in the first quarter of 2023.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. Primarily due to lower sales of ink and other products in the first quarter of 2024 compared to the first quarter of 2023, there was a lower gross profit from product and other sales of approximately 42% of revenues in the first quarter of 2024 compared to a gross profit of approximately 53% of revenues in the first quarter of 2023.

Research and development expenses decreased in the first quarter of 2024 to $41,400 compared to $44,800 in the first quarter of 2023 due primarily to lower lab expenses in the first quarter of 2024 compared to the first quarter of 2023.

Sales and marketing expenses decreased to $69,000 in the first quarter of 2024 from $86,300 in the first quarter of 2023 due primarily to lower commission expense on the lower level of revenues in the first quarter of 2024 compared to the first quarter of 2023.

General and administrative expenses increased in the first quarter of 2024 to $1,214,800 compared to $201,200 in the first quarter of 2023 due primarily to higher stock-based compensation, higher professional fees, and higher employee related expenses in the first quarter of 2024 compared to the first quarter of 2023.

For the first quarter of 2024, there was no income tax benefit for the net losses for the first quarter of 2024 due to the recording of a full valuation allowance since it is more likely than not that that the realization of the net deferred tax assets would not be realized. Income taxes in the first quarter of 2023 include federal and state income taxes. The state income taxes result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net loss of $1,028,200 in the first quarter of 2024 compared to the net income of $30,300 in the first quarter of 2023 resulted primarily from a lower gross profit on a lower level of licenses, royalties and fees and product sales, higher operating expenses and interest income in the first quarter of 2024 compared to the first quarter of 2023.

Plan of Operation, Liquidity and Capital Resources

During the first quarter of 2024, our Company’s cash increased to $3,600,100 at March 31, 2024 from $2,269,200 at December 31, 2023. During the first quarter of 2023, our Company generated $264,200 from its operating activities and provided $1,066,700, from investing activities.

During the first quarter of 2024, our Company’s revenues decreased approximately 33% primarily as a result of lower sales of ink to an authorized printer of our Company’s licensees in the entertainment and toy products market and lower royalty revenues from our Company’s licensees in the entertainment and toy products market. Our total overhead expenses increased in the first quarter of 2024 to $1,325,200 compared to $332,300 in the first quarter of 2023, our Company’s interest income increased and our Company’s income tax expense decreased in the first quarter of 2024 compared to the first quarter of 2023. As a result of these factors, our Company generated a net loss of $1,028,200 in the first quarter of 2024 compared to net income of $30,300 in the first quarter of 2023. Our Company had positive operating cash flow of $264,200 during the first quarter of 2024. At March 31, 2024, our Company had working capital of $9,737,300 and stockholders’ equity of $11,354,300. For the full year of 2023, our Company had a net loss of $1,435,900 and had negative operating cash flow of $19,300. At December 31, 2023, our Company had working capital of $10,618,500 and stockholders’ equity of $12,382,500.

Our plan of operation for the twelve months beginning with the date of this Quarterly Report on Form 10-Q consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships our Company has developed in the entertainment and toy products market. This includes two licensees that have been marketing products incorporating the Company’s technologies since 2012. These two licensees maintain a significant presence in the entertainment and toy products market and are well known and highly regarded participants in this market. We anticipate that these two licensees will expand their current offerings that incorporate our technologies and will introduce and market new products that will incorporate our technologies available to them under their license agreements with our Company. We will continue to develop various applications for these licensees. We also plan to expand our licensee base in the entertainment and toy market. We currently have additional licensees marketing or developing products incorporating our technologies in certain geographic and niche markets of the overall entertainment and toy products market.

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

Our future growth strategy includes expanding our business through acquisitions of other companies with competing or complementary services, technologies or businesses in order to expand our product and service offerings to grow our free cash flow. We are currently actively engaged in the process to identify acquisition candidates and negotiate transactions. As of the date of this Quarterly Report on Form 10-Q, we have no agreements to make any acquisition. We expect to fund our business expansion through the issuance of debt or equity securities, the payment of cash, the exchange of services, or any combination thereof.

Our Company has received, and may in the future seek, additional capital in the form of debt, equity or both, to support our working capital requirements and to provide funding for other business opportunities., We cannot assure you that if we require additional capital, that we will be successful in obtaining such additional capital, or that such additional capital, if obtained, will enable our Company to generate additional revenues and positive cash flow.

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment in 2024 and beyond due to any future effects of the COVID-19 pandemic and its effect on the global economy, geopolitical instability including the ongoing conflict between Russia and Ukraine and the supply chain disruptions related to both as well as the record inflation, lower demand and significantly higher interest rates currently being experienced in the United States along with the probability of an economic recession both in the United States and globally.. As a result, our revenues, results of operations and liquidity may be negatively impacted in future periods.

Contractual Obligations

As of March 31, 2024, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2024, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of March 31, 2024 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company's financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2024, there were no recently issued accounting standards not yet adopted that would have a material effect on our Company’s financial statements.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Company’s management, with the participation of our Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based on this evaluation, our Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2024, our Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our Company’s management, including our Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Information about risk factors for the quarter ended March 31, 2024 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

For the quarter ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

NOCOPI TECHNOLOGIES, INC.

DATE: May 15, 2024	/s/ Michael S. Liebowitz
Michael S.Liebowitz
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)

DATE: May 15, 2024	/s/ Debra E. Glickman
Debra E. Glickman
Chief Financial Officer (Principal Financial and Accounting Officer)

