Form 10-Q
period 2024-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2024-08-14
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,501,178 shares of common stock, par value $0.01, as of August 9, 2024.

NOCOPI TECHNOLOGIES, INC.

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Comprehensive Income (Loss)*

(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2024	2023	2024	2023
Revenues
Licenses, royalties and fees	$89,000	$150,200	$175,500	$273,200
Product and other sales	370,000	449,000	681,800	918,100
Total revenues	459,000	599,200	857,300	1,191,300

Cost of revenues
Licenses, royalties and fees	51,000	49,800	102,700	108,500
Product and other sales	177,700	179,200	358,700	401,000
Total cost of revenues	228,700	229,000	461,400	509,500
Gross profit	230,300	370,200	395,900	681,800

Operating expenses
Research and development	42,100	35,300	83,500	80,100
Sales and marketing	75,900	61,100	144,900	147,400
General and administrative	1,254,700	223,300	2,469,500	424,500
Total operating expenses	1,372,700	319,700	2,697,900	652,000
Net income (loss) from operations	(1,142,400)	50,500	(2,302,000)	29,800

Other income (expenses)
Interest income	142,800	60,400	279,900	122,500
Interest expense and bank charges	(5,800)	(4,400)	(11,500)	(5,000)
Total other income (expenses)	137,000	56,000	268,400	117,500
Net income (loss) before income taxes	(1,005,400)	106,500	(2,033,600)	147,300
Income taxes	—	27,400	—	37,900
Net income (loss)	$(1,005,400)	$79,100	$(2,033,600)	$109,400

Net income (loss) per common share
Basic	$(.10)	$.01	$(.19)	$.01
Diluted	$(.10)	$.01	$(.19)	$.01

Weighted average common shares outstanding
Basic	10,501,178	9,251,178	10,501,178	9,251,178
Diluted	10,501,178	9,251,178	10,501,178	9,251,178

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

 (unaudited)

	June 30	December 31
	2024	2023
Assets
Current assets
Cash	$4,677,800	$2,269,200
Accounts receivable less $12,000 allowance for credit losses	1,098,400	1,120,700
Inventory	319,300	448,000
Interest receivable	252,300	160,000
Short-term investments	5,823,000	7,985,600
Prepaid and other	104,800	121,800
Total current assets	12,275,600	12,105,300

Fixed assets
Leasehold improvements	81,500	81,500
Furniture, fixtures and equipment	178,500	169,800
Fixed assets, gross	260,000	251,300
Less: accumulated depreciation and amortization	236,500	214,800
Total fixed assets	23,500	36,500
Other assets
Long-term receivable	1,564,600	1,838,500
Operating lease right of use – building	70,600	17,600
Other assets	1,635,200	1,856,100
Total assets	$13,934,300	$13,997,900

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$100,200	$27,500
Accrued expenses	134,200	94,600
Stock compensation payable	3,171,000	1,347,100
Operating lease liability – current	70,600	17,600
Total current liabilities	3,476,000	1,486,800

Other liabilities
Accrued expenses – non-current	109,400	128,600
Total other liabilities	109,400	128,600
Stockholders' equity
Common stock, $0.01 par value Authorized – 75,000,000 shares Issued and outstanding – 10,501,178 shares	105,000	105,000
Paid-in capital	21,647,100	21,647,100
Accumulated deficit	(11,403,200)	(9,369,600)
Total stockholders' equity	10,348,900	12,382,500
Total liabilities and stockholders' equity	$13,934,300	$13,997,900

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Six Months ended June 30
	2024	2023
Operating Activities
Net income (loss)	$(2,033,600)	$109,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	21,700	18,200
Stock-based compensation	1,823,900	—
Interest income accrued	(92,300)	—
(Increase) decrease in assets
Accounts receivable	22,300	(242,100)
Inventory	128,700	118,300
Prepaid and other	17,000	(4,600)
Long-term receivables	220,900	338,500
Increase (decrease) in liabilities
Accounts payable and accrued expenses	146,100	(61,600)
Taxes on income	—	(138,800)
Net cash provided by operating activities	254,700	137,300

Investing Activities
Additions to fixed assets	(8,700)	(11,900)
Sale of short-term investment	2,162,600	—
Net cash provided by (used in) investing activities	2,153,900	(11,900)

Increase in cash and cash equivalents	2,408,600	125,400

Cash and Cash Equivalents
Beginning of year	2,269,200	5,337,800
End of period	$4,677,800	$5,463,200

*See accompanying notes to these financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For Three Months and Six Months ended June 30, 2024 and June 30, 2023

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	10,501,178	$105,000	$21,647,100	$(9,369,600)	$12,382,500

Net loss		—	—	(1,028,200)	(1,028,200)
Balance at March 31, 2024	10,501,178	105,000	21,647,100	(10,397,800)	11,354,300

Net loss	—	—	—	(1,005,400)	(1,005,400)
Balance – June 30, 2024	10,501,178	$105,000	$21,647,100	$(11,403,200)	$10,348,900

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2022	9,251,178	$92,500	$16,659,600	$(7,933,700)	$8,818,400

Net income	—	—	—	30,300	30,300
Balance – March 31, 2023	9,251,178	92,500	16,659,600	(7,903,400)	8,848,700

Net income	—	—	—	79,100	79,100
Balance June 30, 2023	9,251,178	$92,500	$16,659,600	$(7,824,300)	$8,927,800

* See accompanying notes to these financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 25, 2024 (the “2023 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2023 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2024 may not be necessarily indicative of the operating results expected for the full year.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income (loss).  Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).  Since the Company has no items of other comprehensive income (loss), comprehensive income (loss) is equal to net income (loss).

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2024, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company's financial statements.

Recently Adopted Accounting Pronouncements

As of June 30, 2024 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company's financial statements.

Note 2. Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. On June 17, 2024, the Company’s shareholders approved the Nocopi Technologies, Inc. 2024 Incentive Compensation Plan (the “2024 Plan”), which allows the Company to issue equity awards to directors, officers, other employees and consultants of the Company. However, as of June 30, 2024, no equity awards had been granted under the 2024 Plan, and as a result, there was no unrecognized portion of expense related to stock option grants under the 2024 Plan at June 30, 2024.

As part of an employment agreement, the Company granted an executive a one-time equity award of 1,000,000 restricted shares of the Company’s common stock valued at $3,580,000, fair value, which award shall vest in its entirety on August 18, 2024. The fair market value of the restricted stock award was determined based on the closing price of the Company’s common stock on the grant date and is being amortized on a straight-line basis to general and administrative expense as stock-based compensation over the one-year vesting term. The Company recorded stock-based compensation expense of $890,100 and $1,780,200 for the three and six months ended June 30, 2024, respectively. To the extent the Company has not established an employee equity compensation plan on or prior to August 18, 2024, the restricted shares may be converted, at the election of the executive, in full or in part, into cash compensation, at a rate of $3.58 per share of common stock, which was the fair market value of the common stock on October 10, 2023, which was the date the Board of Directors approved the grant. Since the issuance of the restricted stock can be settled in cash, the monthly amortization of the $3,580,000 fair value of the restricted stock grant is recorded as stock compensation payable. If the restricted stock grant is settled in shares of the Company’s common stock, then the stock compensation payable will be reclassified to additional paid in capital.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Cash and Cash Equivalents

	June 30 2024	December 31 2023
Cash and cash equivalents
Cash and money market funds	$4,677,800	$2,269,200
Cash and cash equivalents	$4,677,800	$2,269,200

Note 4. Short-term Investments

	June 30	December 31
	2024	2023
Short-term investments
U.S. Treasury Bills	$5,823,000	$7,985,600
Short-term investments	$5,823,000	$7,985,600

 Debt securities classified as held-to-maturity are reported at amortized cost.

	Amortized Cost	Fair Value
U.S. Treasury Bills
Due July 11, 2024	1,074,800	1,123,700
Due September 5, 2024	4,748,200	4,952,100
Total	$5,823,000	$6,075,800

Total interest income recognized for U.S. Treasury Bills was $182,800 and $239,600 for the six months ended June 30, 2024 and year ended December 31, 2023, respectively. Interest receivable was $252,300 and $160,000 for the six months ended June 30, 2024 and for the year ended December 31, 2023, respectively.

Note 5. Long-term Receivables

As of June 30, 2024, the Company had long-term receivables of $1,564,600 from two of the three licensees representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the second quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with two existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company's incremental borrowing rate of 4%.

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

The Company determined that the above conditions were met upon execution of the new 2022 license agreements and recognized $2,810,600 of royalty revenue net of imputed interest of $131,300 for the year ended December 31, 2022. The commissions are payable over the term of the license agreements and are due when payments are received by the Company. As of June 30, 2024, the accrued commission payable balance was approximately $150,300.

The current portion of the three license agreements in the amount of $585,000 and $624,600, is included in accounts receivable on the balance sheets as of June 30, 2024 and December 31, 2023, respectively.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the future minimum payments due under the three license agreements as of June 30, 2024:

Year Ending December 31:
2024	$321,000
2025	570,000
2026	570,000
2027	557,500
2028	260,000
Total	$2,278,500

The Company has evaluated the collectability of the long-term receivables and believes them to be fully collectible as of June 30, 2024. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at its present value as of June 30, 2024, and will be amortized over the term of the license agreements using the effective interest method. The unamortized balance of the long-term receivables as of June 30, 2024 is $1,564,600.

Note 6. Line of Credit

In November 2018, the Company negotiated a $150,000 revolving line of credit with a bank to provide a source of working capital, if required. The line of credit is secured by all the assets of the Company and bears interest at the bank’s prime rate for a period of one year and its prime rate plus 1.5% thereafter. The line of credit is subject to an annual review and quiet period. There were no borrowings under the line of credit since its inception and the line of credit was terminated on July 13, 2023.

Note 7. Stockholders’ Equity

On September 11, 2023 the Company entered into a stock purchase agreement in connection with a private placement for total gross proceeds of $5.0 million. The stock purchase agreement provided for the issuance of an aggregate of 1,250,000 shares of the Company’s common stock to an investor at a purchase price of $4.00 per share. In addition, as consideration for general advisory services until the third anniversary, the Company agreed to issue an aggregate total of 65,790 shares of common stock with a total fair market value on the date of grant of $263,160, which shares shall be issued as follows: one-third (21,930 shares) on September 11, 2024, one-third (21,930 shares) on September 11, 2025 and one-third (21,930 shares) on September 11, 2026. The Company expenses the value of the stock grant, which is determined to be the fair market value of the shares at the date of grant, straight-line over the term of the advisory agreement. For the three and six months ended June 30, 2024, the Company recognized $36,800 and $73,700, respectively of consulting expense associated with this issuance. On September 11, 2023, the sale pursuant to the Purchase Agreement closed. No placement fees or commissions were paid in connection with this transaction.

At June 30, 2024, the Company had no warrants outstanding.

Note 8. Income Taxes

At June 30, 2024, there was no income tax benefit for the net losses for the six months ended June 30, 2024 due to the recording of a full valuation allowance since it is more likely than not that that the realization of the net deferred tax assets would not be realized. At June 30, 2023 the Company had federal and state taxable income of approximately $138,400 and $88,400, respectively. State income taxes in the six months ended June 30, 2023 resulted from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The components for federal and state income tax expense are:

	Six Months ended June 30
	2024	2022
Current federal taxes	$—	$29,100
Current state taxes	—	8,800
Income tax expense (benefit)	$—	$37,900

There was no change in unrecognized tax benefits during the period ended June 30, 2024 and there was no accrual for uncertain tax positions as of June 30, 2024. Tax years from 2021 through 2023 remain subject to examination by U.S. federal and state jurisdictions. The Federal net operating loss carryforward is $438,891 and the Pennsylvania State net operating loss carryforward is currently $2,023,257 as of June 30, 2024.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Since the Company did not have any common stock equivalents outstanding as of June 30, 2024 and June 30, 2023, basic and diluted earnings (loss) per share were the same.

Note 10. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended June 30		Six Months ended June 30
	2024	2023	2024	2023
Customer A	69%	67%	69%	69%
Customer B	14%	20%	15%	16%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30	December 31
	2024	2023
Customer A	—	—
Customer B	81%	82%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Three Months ended June 30		Six Months ended June 30
	2024	2023	2024	2023
North America	$87,300	$145,800	$165,000	$273,600
South America	600	—	600	—
Asia	357,300	435,200	659,300	876,700
Australia	13,800	18,200	32,400	41,000
	$459,000	$599,200	$857,300	$1,191,300

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 11. Leases

The Company conducts its operations in leased facilities under a non-cancelable operating lease, which was originally set to expire in April 2024. The lease has been extended for 13 months for a new term that began on May 1, 2024 and will expire on May 31, 2025.

Due to the adoption of the new lease standard under the optional transition method which allows the entity to apply the new lease standard at the adoption date, the Company has capitalized the present value of the minimum lease payments commencing May 1, 2024, using an estimated incremental borrowing rate of 6.5%. The minimum lease payments do not include common area annual expenses which are considered to be non-lease components.

As of May 1, 2024 the operating lease right-of-use asset and operating lease liability amounted to $83,046 with no cumulative-effect adjustment to the opening balance of accumulated deficit.

There are no other material operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

Total lease expense under operating leases for the three and six months ended June 30, 2024 was $17,600 and $31,000, respectively. Total lease expense under operating leases for the three and six months ended June 30, 2023 was $13,300 and $26,700, respectively.

Maturities of current lease liabilities as of June 30, 2024 are as follows:

Operating Leases
Period ending December 31
2024	39,600
2025	33,000
Total lease payments	72,600
Less imputed interest	(2,000)
Total	$70,600

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

 Results of Operations

The Company’s revenues are derived from (a) royalties paid by licensees of our technologies, (b) fees for the provision of technical services to licensees and (c) from the direct sale of (i) products incorporating our technologies, such as inks, security paper and pressure sensitive labels, and (ii) equipment used to support the application of our technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by our licensees in certain cases and additional royalties which typically vary with the licensee’s sales or production of products incorporating the licensed technology. Service fees and sales revenues vary directly with the number of units of service or product provided.

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

Revenues for the second quarter of 2024 were $459,000 compared to $599,200 in the second quarter of 2023, a decrease of $140,200, or approximately 23%. Licenses, royalties and fees decreased by $61,200, or approximately 41%, to $89,000 in the second quarter of 2024 from $150,200 in the second quarter of 2023. The decrease in licenses, royalties and fees in the second quarter of 2024 compared to the second quarter of 2023 is due primarily to lower royalties from the Company’s licensees in entertainment and toy products markets. We cannot assure you that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales decreased by $79,000, or approximately 17%, to $370,000 in the second quarter of 2024 from $449,000 in the second quarter of 2023. Sales of ink decreased in the second quarter of 2024 compared to the second quarter of 2023 due primarily to lower ink shipments to the third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market. In the second quarter of 2024, the Company derived revenues of approximately $424,800 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $578,800 in the second quarter of 2023.

 For the first six months of 2024, revenues were $857,300, representing a decrease of $334,000, or approximately 28%, from revenues of $1,191,300 in the first six months of 2023. Licenses, royalties and fees decreased by $97,700, or approximately 36%, to $175,500 in the first six months of 2024 from $273,200 in the first six months of 2023. The decrease in licenses, royalties and fees is due primarily to lower royalties from the Company’s licensees in the entertainment and toy products market. We cannot assure you that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales decreased by $236,300, or approximately 26%, to $681,800 in the first six months of 2024 from $918,100 in the first six months of 2023. Sales of ink decreased in the first six months of 2024 compared to the first six of 2023 due primarily to lower ink shipments to the third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market. The Company derived revenues of approximately $806,800 from licensees and their authorized printers in the entertainment and toy products market in the first six months of 2024 compared to revenues of approximately $1,120,300 in the first six months of 2023.

The Company’s gross profit decreased to $230,300 in the second quarter of 2024, or approximately 50% of revenues, from $370,200 in the second quarter of 2023, or approximately 62% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

For the first six months of 2024, gross profit was $395,900, or approximately 46% of revenues, compared to $681,800, or approximately 57% of revenues, in the first six months of 2023. The lower gross profit in the first six months of 2024 compared to the first six months of 2023 was primarily due to a decrease in gross profit from both licenses, royalties and fees and product and other sales.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 43% in the second quarter of 2024 compared to approximately 67% in the second quarter of 2023 and to approximately 41% of revenues from licenses, royalties and fees in the first six months of 2024 from approximately 60% in the first six months of 2023.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 52% of revenues in the second quarter of 2024 compared to approximately 60% of revenues in the second quarter of 2023. For the first six months of 2024, the gross profit, expressed as a percentage of revenues, decreased to approximately 47% of revenues from product and other sales compared to approximately 56% of revenues from product and other sales in the first six months of 2023

Research and development expenses increased in the second quarter of 2024 to $42,100 from $35,300 in the second quarter of 2023 and to $83,500 in the first six months of 2024 from $80,100 in the first six months of 2023 due primarily to higher lab expenses in the second quarter and first six months of 2024 compared to the second quarter and first six months of 2023.

Sales and marketing expenses increased to $75,900 in the second quarter of 2024 from $61,100 in the second quarter of 2023 and decreased to $144,900 in the first six months of 2024 from $147,000 in the first six months of 2023. The increase in the second quarter of 2024 compared to the second quarter of 2023 is due primarily to higher commission and employee related expenses in the second quarter of 2024 compared to the second quarter of 2023. The decrease in the first six months of 2024 compared to the first six months of 2023 is due primarily to lower commission expense on the lower level of revenues in the first six months of 2024 compared to the first six months of 2023.

General and administrative expenses increased in the second quarter and first six months of 2024 to $1,254,700 and $2,469,500, respectively, from $223,300 and $424,500, respectively, in the second quarter and first six months of 2023 due primarily to higher stock-based compensation, higher professional fees, and higher employee related expenses in the second quarter and first six months of 2024 compared to the second quarter and first six months of 2023.

For the second quarter of 2024, there was no income tax benefit for the net losses for the second quarter of 2024 due to the recording of a full valuation allowance since it is more likely than not that that the realization of the net deferred tax assets would not be realized. Income taxes in the second quarter of 2024 include federal and state income taxes. The state income taxes result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net loss of $1,005,400 in the second quarter of 2024 compared to net income $79,100 in the second quarter of 2023 resulted primarily from a lower gross profit on a lower level of licenses, royalties and fees and product sales, higher operating expenses and interest income in the second quarter of 2024 compared to the second quarter of 2023. The net loss of $2,033,600 in the first six months of 2024 compared to net income of $109,400 in the first six months of 2023 resulted primarily from a lower gross profit on a lower level of license, royalties, and fees and product sales in the first six months of 2024 compared to the first six months of 2023, higher operating expenses and interest income in the first six months of 2024 compared to the first six months of 2023.

Plan of Operation, Liquidity and Capital Resources

During the first six months of 2024, the Company’s cash increased to $4,677,800 at June 30, 2024 from $2,269,200 at December 31, 2023. During the first six months of 2024, the Company generated $254,700 from its operating activities and provided $2,153,900 from investing activities.

During the first six months of 2024, the Company’s revenues decreased approximately 28% primarily as a result of lower sales of ink to an authorized printer of the Company’s licensees in the entertainment and toy products market and lower royalty revenues from the Company’s licensees in the entertainment and toy products market. Our total overhead expenses increased in the first six months of 2024 to $2,697,900 compared to $652,000 in the first six months of 2023, the Company’s interest income increased and the Company’s income tax expense decreased in the first six months of 2024 compared to the first six months of 2023. As a result of these factors, the Company generated a net loss of $2,033,600 in the first six months of 2024 compared to a net income of $109,400 in the first six months of 2023. The Company had positive operating cash flow of $254,700 during the first six months of 2024. At June 30, 2024, the Company had positive working capital of $8,799,600 and stockholders’ equity of $10,348,900. For the full year of 2023, the Company had a net loss of $1,435,900 and had negative operating cash flow of $19,300. At December 31, 2023, the Company had working capital of $10,618,500 and stockholders’ equity of $12,382,500.

Our plan of operation for the twelve months beginning with the date of this Quarterly Report on Form 10-Q consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market. This includes two licensees that have been marketing products incorporating the Company’s technologies since 2012. These two licensees maintain a significant presence in the entertainment and toy products market and are well known and highly regarded participants in this market. We anticipate that these two licensees will expand their current offerings that incorporate our technologies and will introduce and market new products that will incorporate our technologies available to them under their license agreements with the Company. We will continue to develop various applications for these licensees. We also plan to expand our licensee base in the entertainment and toy market. We currently have additional licensees marketing or developing products incorporating our technologies in certain geographic and niche markets of the overall entertainment and toy products market.

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

The Company has received, and may in the future seek, additional capital in the form of debt, equity or both, to support our working capital requirements and to provide funding for other business opportunities. We cannot assure you that if we require additional capital, that we will be successful in obtaining such additional capital, or that such additional capital, if obtained, will enable the Company to generate additional revenues and positive cash flow.

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment in 2024 and beyond and its effect on the global economy, geopolitical instability including the Russia-Ukraine war and the supply chain disruptions related to both as well as the record inflation and significantly higher interest rates currently being experienced in the United States along with the probability of an economic recession both in the United States and globally. As a result, our revenues, results of operations and liquidity may be further negatively impacted in future periods.

Contractual Obligations

As of June 30, 2024, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2024, other than those appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of June 30, 2024 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

        As of June 30, 2024, there were no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Information about risk factors for the quarter ended June 30, 2024 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

For the quarter ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

NOCOPI TECHNOLOGIES, INC.

DATE: August 14, 2024	/s/ Michael S. Liebowitz
Michael S. Liebowitz
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)

DATE: August 14, 2024	/s/ Debra E. Glickman
Debra E. Glickman
Chief Financial Officer (Principal Financial and Accounting Officer)

