Form 10-Q
period 2024-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2024-11-13
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,523,108 shares of common stock, par value $0.01, as of November 7, 2024.

NOCOPI TECHNOLOGIES, INC.

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Comprehensive (Loss

(unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2024	2023	2024	2023
Revenues
Licenses, royalties and fees	$151,500	$136,900	$327,000	$410,100
Product and other sales	516,900	438,200	1,198,700	1,356,300
Total revenues	668,400	575,100	1,525,700	1,766,400

Cost of revenues
Licenses, royalties and fees	59,300	62,700	162,000	171,200
Product and other sales	228,800	247,300	587,500	648,300
Total cost of revenues	288,100	310,000	749,500	819,500
Gross profit	380,300	265,100	776,200	946,900

Operating expenses
Research and development	43,600	39,800	127,100	119,900
Sales and marketing	91,600	71,200	236,500	218,600
General and administrative	727,400	833,800	3,196,900	1,258,300
Total operating expenses	862,600	944,800	3,560,500	1,596,800
Net loss from operations	(482,300)	(679,700)	(2,784,300)	(649,900)

Other income (expenses)
Other income	84,000	—	84,000	—
Interest income	153,000	69,800	432,900	192,300
Interest expense and bank charges	(5,800)	(4,000)	(17,300)	(9,000)
Total other income (expenses)	231,200	65,800	499,600	183,300
Net loss before income taxes	(251,100)	(613,900)	(2,284,700)	(466,600)
Income taxes benefit	—	(160,600)	—	(122,700)
Net loss	$(251,100)	$(453,300)	$(2,284,700)	$(343,900)

Net loss per common share
Basic	$(.02)	$(.05)	$(.22)	$(.04)
Diluted	$(.02)	$(.05)	$(.22)	$(.04)

Weighted average common shares outstanding
Basic and diluted	10,508,488	9,667,845	10,503,615	9,390,067

See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Balance Sheets

 (unaudited)

	September 30	December 31
	2024	2023
Assets
Current assets
Cash and cash equivalents	$10,940,900	$2,269,200
Accounts receivable less $12,000 allowance for credit losses	1,253,500	1,120,700
Inventory, net of allowance of $79,700 and $126,900, respectively	351,500	448,000
Interest receivable	—	160,000
Short-term investments	—	7,985,600
Prepaid and other current assets	129,700	121,800
Total current assets	12,675,600	12,105,300

Fixed assets
Leasehold improvements	81,500	81,500
Furniture, fixtures and equipment	179,700	169,800
Fixed assets, gross	261,200	251,300
Less: accumulated depreciation and amortization	240,500	214,800
Total fixed assets	20,700	36,500
Other assets
Long-term receivable	1,428,400	1,838,500
Operating lease right of use – building	51,800	17,600
Other assets	1,480,200	1,856,100
Total assets	$14,176,500	$13,997,900

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$68,400	$27,500
Accrued expenses	186,200	94,600
Stock compensation payable	3,584,700	1,347,100
Operating lease liability – current	51,800	17,600
Total current liabilities	3,891,100	1,486,800

Other liabilities
Accrued expenses – non-current	99,900	128,600
Total other liabilities	99,900	128,600
Stockholders' equity
Common stock, $0.01 par value Authorized – 75,000,000 shares Issued and outstanding – 10,523,108 shares	105,200	105,000
Paid-in capital	21,734,600	21,647,100
Accumulated deficit	(11,654,300)	(9,369,600)
Total stockholders' equity	10,185,500	12,382,500
Total liabilities and stockholders' equity	$14,176,500	$13,997,900

See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows

(unaudited)

	Nine Months ended September 30
	2024	2023
Operating Activities
Net loss	$(2,284,700)	$(343,900)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	25,700	32,500
Stock-based compensation	2,325,300	420,600
Amortization of operating lease right of use-building	48,800	37,700
Inventory reserve	(47,200)	(16,100)
(Increase) decrease in assets
Accounts receivable	(132,800)	(254,300)
Inventory	143,700	118,000
Interest receivable	160,000	—
Prepaid and other current assets	(7,900)	2,100
Long-term receivables	410,100	469,400
Increase (decrease) in liabilities
Accounts payable	40,900	(500)
Accrued expenses	62,900	26,500
Operating lease liability	(48,800)	(37,700)
Taxes on income	—	(287,100)
Net cash provided by operating activities	696,000	167,200

Investing Activities
Additions to fixed assets	(9,900)	(28,500)
Sale of short-term investment	7,985,600	—
Net cash provided by (used in) investing activities	7,975,700	(28,500)

Financing Activities
Issuance of common stock	—	5,000,000
Net cash provided by financing activities	—	5,000,000

Increase in cash and cash equivalents	8,671,700	5,138,700

Cash and Cash Equivalents
Beginning of period	2,269,200	5,337,800
End of period	$10,940,900	$10,476,500

Supplemental non-cash schedule of activities:
Right of use asset and liability	$83,000	$—

See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity

For Three Months and Nine Months ended September 30, 2024 and September 30, 2023

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	10,501,178	$105,000	$21,647,100	$(9,369,600)	$12,382,500

Net loss	—	—	—	(1,028,200)	(1,028,200)
Balance at March 31, 2024	10,501,178	105,000	21,647,100	(10,397,800)	11,354,300

Net loss	—	—	—	(1,005,400)	(1,005,400)
Balance at June 30, 2024	10,501,178	$105,000	$21,647,100	$(11,403,200)	$10,348,900

Issuance of common stock for services	21,930	200	87,500	—	87,700

Net loss	—	—	—	(251,100)	(251,100)
Balance at September 30, 2024	10,523,108	$105,200	$21,734,600	$(11,654,300)	$10,185,500

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	9,251,178	$92,500	$16,659,600	$(7,933,700)	$8,818,400

Net income	—	—	—	30,300	30,300
Balance at March 31, 2023	9,251,178	92,500	16,659,600	(7,903,400)	8,848,700

Net income	—	—	—	79,100	79,100
Balance at June 30, 2023	9,251,178	$92,500	$16,659,600	$(7,824,300)	$8,927,800

Issuance of common stock	1,250,000	12,500	4,987,500	—	5,000,000

Net loss	—	—	—	(453,300)	(453,300)
Balance at September 30, 2023	10,501,178	$105,000	$21,647,100	$(8,277,600)	$13,474,500

See accompanying notes to these condensed financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 25, 2024 (the “2023 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2023 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended September 30, 2024 may not be necessarily indicative of the operating results expected for the full year.

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

Reclassifications

Certain reclassifications have been made to the 2023 Statement of Cash Flows in order to conform to the 2024 Statement of Cash Flows presentation.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2024, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company's financial statements.

Recently Adopted Accounting Pronouncements

As of September 30, 2024 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company's financial statements.

Note 2. Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. On June 17, 2024, the Company’s shareholders approved the Nocopi Technologies, Inc. 2024 Incentive Compensation Plan (the “2024 Plan”), which allows the Company to issue equity awards to directors, officers, other employees and consultants of the Company. As of September 30, 2024, 1,649,769 restricted stock units (“RSUs”) have been granted under the 2024 Plan. As of September 30, 2024, the unamortized value related to grants under the 2024 Plan was $1,410,000.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

As part of an employment agreement, the Company granted (the “Prior Grant”) to an executive a one-time equity award of 1,000,000 restricted stock units (“RSUs”) of the Company’s common stock valued at $3,580,000, fair value, which award was originally set to vest in its entirety on August 18, 2024. The fair market value of the restricted stock award was determined based on the closing price of the Company’s common stock on the grant date and was expensed on a straight-line basis to general and administrative expense as stock-based compensation over the one-year vesting term. The Company recorded stock-based compensation expense of $479,300 and $2,259,500   for the three and nine months ended September 30, 2024, respectively. Under the original terms of the award, to the extent the Company had not established an employee equity compensation plan on or prior to August 18, 2024, the restricted shares may have been converted, at the election of the executive, in full or in part, into cash compensation, at a rate of $3.58 per share of common stock, which was the fair market value of the common stock on October 10, 2023, which was the date the Board of Directors approved the grant. Since the issuance of the restricted stock can be settled in cash, the monthly expense was credited to a liability account, stock compensation liability, instead of equity.

On August 16, 2024, the executive agreed to cancel and forfeit the Prior Grant and, in lieu of the Prior Grant, the Company granted the executive 1,649,769 RSUs (“Replacement Grant”), pursuant to and subject to the 2024 Plan and an award agreement, as approved by the Board of Directors. The fair market value of the replacement grant was $3,580,000, which was determined based on the closing price of the Company’s common stock on the grant date. The shares of common stock underlying the Replacement Grant shall vest ratably and quarterly over a two-year period beginning on the Replacement Grant date, August 16, 2024. The cancellation and issuance of the Replacement Grant is treated as a modification of an award under FASB ASC 718. This modification resulted in an incremental fair value of $1,410,000, calculated as the difference between the fair value of the Replacement Grant and the fair value of the Prior Grant on the modification date. The incremental fair value will be recognized as additional compensation expense on a straight-line basis over the new two-year vesting period. The Company will relieve the stock compensation liability on a proportional basis as the Replacement Grant vests.

Note 3. Cash and Cash Equivalents

	September 30 2024	December 31 2023
Cash and cash equivalents
Cash and money market funds	$10,940,900	$2,269,200
Cash and cash equivalents	$10,940,900	$2,269,200

Note 4. Inventories

	September 30 2024	December 31 2023
Inventories consist of the following:
Raw materials	$411,500	$534,500
Work in process	—	11,900
Finished goods	19,700	28,500
Inventory gross	431,200	574,900
Less: Allowance	(79,700)	(126,900)
Inventory	$351,500	$448,000

Note 5. Short-term Investments

	September 30	December 31
	2024	2023
Short-term investments
U.S. Treasury Bills	$—	$7,985,600
Short-term investments	$—	$7,985,600

All U.S. Treasury Bills have matured as of September 30, 2024.

Total interest income recognized for U.S. Treasury Bills was $49,700 and $42,500 for the three months ended September 30, 2024 and 2023, respectively and $229,400 and $129,800 for the nine months ended September 30, 2024 and 2023, respectively. Interest receivable was $0 and $160,000 for the nine months ended September 30, 2024 and for the year ended December 31, 2023, respectively.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Long-term Receivables

As of September 30, 2024, the Company had long-term receivables of $1,428,400 from two of the three licensees representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the second quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with two existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company's incremental borrowing rate of 4%.

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

The Company determined that the above conditions were met upon execution of the 2022 license agreements and recognized $2,810,600 of royalty revenue net of imputed interest of $131,300 for the year ended December 31, 2022. The commissions are payable over the term of the license agreements and are due when payments are received by the Company. As of September 30, 2024, the accrued commission payable balance was approximately $139,400, which is included in accrued expenses.

The current portion of the three license agreements in the amount of $565,300 and $624,600, is included in accounts receivable on the balance sheets as of September 30, 2024 and December 31, 2023, respectively.

The following table summarizes the future minimum payments due under the three license agreements as of September 30, 2024:

Year Ending December 31:
2024	$160,500
2025	570,000
2026	570,000
2027	557,500
2028	260,000
Total	$2,118,000

The Company has evaluated the collectability of the long-term receivables and believes them to be fully collectible as of September 30, 2024. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at its present value as of September 30, 2024, and the receivable and imputed interest will be amortized over the term of the license agreements using the effective interest method. The unamortized balance of the long-term receivables as of September 30, 2024 and December 31, 2023 was $1,428,400 and $1,838,500. The unamortized imputed interest balance as of September 30, 2024 was $124,300, which will be recognized as interest income through June 30, 2028. Interest income was $4,300 and $2,000 for the three months ended September 30, 2024 and 2023, respectively and $11,200 and $16,000  for the nine months ended September 30, 2024 and 2023, respectively.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Stockholders’ Equity

On September 11, 2023, the Company entered into a stock purchase agreement in connection with a private placement for total gross proceeds of $5.0 million. The stock purchase agreement provided for the issuance of an aggregate of 1,250,000 shares of the Company’s common stock to an investor at a purchase price of $4.00 per share. In addition, as consideration for general advisory services until the third anniversary, the Company agreed to issue an aggregate total of 65,790 shares of common stock with a total fair market value on the date of grant of $263,160, which shares shall be issued as follows: one-third (21,930 shares) on September 11, 2024, which was issued on such date, one-third (21,930 shares) on September 11, 2025 and one-third (21,930 shares) on September 11, 2026. The Company expenses the value of the stock grant, which is determined to be the fair market value of the shares at the date of grant, straight-line over the term of the advisory agreement. For the three and nine months ended September 30, 2024, the Company recognized $22,100 and $65,800, respectively of consulting expense associated with this issuance. On September 11, 2023, the sale pursuant to the Purchase Agreement closed. No placement fees or commissions were paid in connection with this transaction.

During the three months ended September 30, 2024 the Company issued 21,930 shares of its common stock for advisory services with a fair value of $87,700, which was fully expensed upon issuance.

The Company recognized share-based compensation of $501,400 and $420,600 for the three months ended September 30, 2024 and 2023 and $2,325,300 and $420,600 for the nine months ended September 30, 2024 and 2023.

At September 30, 2024, the Company had no warrants outstanding.

Note 8. Income Taxes

There was no income tax benefit for the net losses for the three and nine months ended September 30, 2024 and September 30, 2023 due to the recording of a full valuation allowance as management has determined that it is more likely than not that that the realization of the net deferred tax assets would not be realized. However, the income tax benefit of $160,600 and $122,700 for the three and nine months ended September 30, 2023 is a result of a reversal of tax accruals.

The components for federal and state income tax expense are:

	Nine Months ended September 30
	2024	2023
Current federal taxes	$—	$(122,700)
Current state taxes	—	—
Income tax expense (benefit)	$—	$(122,700)

There was no change in unrecognized tax benefits during the period ended September 30, 2024 and there was no accrual for uncertain tax positions as of September 30, 2024. Tax years from 2021 through 2023 remain subject to examination by U.S. federal and state jurisdictions. The Federal net operating loss carryforward of $144,563   will not expire but is subject to 80% utilization of current year taxable income. The Pennsylvania State net operating loss carryforward is currently $2,039,134 as of September 30, 2024 and will begin to expire in 2024 and is subject to 40% utilization of current year taxable income but will be phased in to reach 80% utilization beginning in 2025.

Note 9. Loss per Share

In accordance with FASB ASC 260, Earnings per Share, basic loss per common share is computed using net loss divided by the weighted average number of common shares outstanding for the periods presented. Diluted loss per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Since the Company did not have any common stock equivalents outstanding as of September 30, 2024 and September 30, 2023 and had net losses for the three and nine months then ended, basic and diluted earnings (loss) per share were the same.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended September 30		Nine Months ended September 30
	2024	2023	2024	2023
Customer A	75%	69%	71%	69%
Customer B	17%	18%	16%	17%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30	December 31
	2024	2023
Customer A	19%	—
Customer B	73%	82%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Three Months ended September 30		Nine Months ended September 30
	2024	2023	2024	2023
North America	$143,600	$140,700	$296,100	$414,300
South America	—	600	600	600
Asia	503,400	409,900	1,162,700	1,286,600
Australia	21,400	23,900	66,300	64,900
	$668,400	$575,100	$1,525,700	$1,766,400

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

Total lease expense under operating leases for the three and nine months ended September 30, 2024 was $19,800 and $50,800, respectively. Total lease expense under operating leases for the three and nine months ended September 30, 2023 was $13,300 and $40,000, respectively.

Undiscounted future minimum lease payments as of September 30, 2024, by year and in aggregate are as follows:

Operating Leases

2024	$21,400
2025	35,700
57,100
Less interest	(5,300)
Total	$51,800

Note 12. Employee Retention Tax Credit

The CARES Act, signed into law on March 27, 2020 with subsequent amendments, provides for refundable employee retention credit to employers whose operations were suspended due to COVID-19 or whose revenue significantly decreased. On June 15, 2023, the Company filed a Form 941-X to claim a refundable employee retention credit for the first quarter and third quarter 2021 payroll in the total amount of $84,000. In the quarter ended September 30, 2024, the Company received such credit and recorded the credit as other income in the accompanying Statement of Comprehensive Loss.

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

Revenues for the third quarter of 2024 were $668,400 compared to $575,100 in the third quarter of 2023, an increase of $93,300, or approximately 16%. Licenses, royalties and fees increased by $14,600, or approximately 11%, to $151,500 in the third quarter of 2024 from $136,900 in the third quarter of 2023. The increase in licenses, royalties and fees in the third quarter of 2024 compared to the third quarter of 2023 is due primarily to higher royalties from the Company’s licensees in entertainment and toy products markets. We cannot assure you that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales increased by $78,700, or approximately 18%, to $516,900 in the third quarter of 2024 from $438,200 in the third quarter of 2023. Sales of ink increased in the third quarter of 2024 compared to the third quarter of 2023 due primarily to more ink shipments to the third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market. In the third quarter of 2024, the Company derived revenues of approximately $648,600 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $566,100 in the third quarter of 2023.

 For the first nine months of 2024, revenues were $1,525,700, representing a decrease of $240,700, or approximately 14%, from revenues of $1,766,400 in the first nine months of 2023. Licenses, royalties and fees decreased by $83,100, or approximately 20%, to $327,000 in the first nine months of 2024 from $410,100 in the first nine months of 2023. The decrease in licenses, royalties and fees is due primarily to lower royalties from the Company’s licensees in the entertainment and toy products market. We cannot assure you that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales decreased by $157,600, or approximately 13%, to $1,198,700 in the first nine months of 2024 from $1,356,300 in the first nine months of 2023. Sales of ink decreased in the first nine months of 2024 compared to the first nine of 2023 due primarily to lower ink shipments to the third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market. The Company derived revenues of approximately $1,469,300 from licensees and their authorized printers in the entertainment and toy products market in the first nine months of 2024 compared to revenues of approximately $1,687,700 in the first nine months of 2023.

The Company’s gross profit increased to $380,300 in the third quarter of 2024, or approximately 57% of revenues, from $265,100 in the third quarter of 2023, or approximately 46% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

For the first nine months of 2024, gross profit was $776,200, or approximately 51% of revenues, compared to $946,900, or approximately 54% of revenues, in the first nine months of 2023. The lower gross profit in the first nine months of 2024 compared to the first nine months of 2023 was primarily due to a decrease in gross profit from both licenses, royalties and fees and product and other sales.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees increased to approximately 61% in the third quarter of 2024 compared to approximately 54% in the third quarter of 2023 and decreased to approximately 50% of revenues from licenses, royalties and fees in the first nine months of 2024 from approximately 58% in the first nine months of 2023.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales increased to approximately 56% of revenues in the third quarter of 2024 compared to approximately 44% of revenues in the third quarter of 2023. For the first nine months of 2024, the gross profit, expressed as a percentage of revenues, decreased to approximately 51% of revenues from product and other sales compared to approximately 52% of revenues from product and other sales in the first nine months of 2023

Research and development expenses increased in the third quarter of 2024 to $43,600 from $39,800 in the third quarter of 2023 and to $127,100 in the first nine months of 2024 from $119,900 in the first nine months of 2023 due primarily to higher employee related and lab expenses in the third quarter and first nine months of 2024 compared to the third quarter and first nine months of 2023.

Sales and marketing expenses increased to $91,600 in the third quarter of 2024 from $71,200 in the third quarter of 2023 and increased to $236,500 in the first nine months of 2024 from $218,600 in the first nine months of 2023. The increase in the third quarter and first nine months of 2024 compared to the third quarter and first nine months of 2023 is due primarily to higher commission and employee related expenses in the third quarter of 2024 compared to the third quarter of 2023.

General and administrative expenses decreased in the third quarter of 2024 to $727,400 from $833,800 in the third quarter of 2023 and increased to $3,196,900 in the first nine months of 2024 from $1,258,300 in the first nine months of 2023. The decrease in the third quarter is due primarily to lower employee related expenses and professional fees in the third quarter of 2024 compared to the third quarter of 2023. The increase in the first nine months is due primarily to higher stock-based compensation, higher professional fees, and higher employee related expenses in the first nine months of 2024 compared to the first nine months of 2023.

For the third quarter of 2024, there was no income tax benefit for the net losses for the third quarter of 2024 due to the recording of a full valuation allowance since it is more likely than not that that the realization of the net deferred tax assets would not be realized. Income taxes in the third quarter of 2024 include federal and state income taxes. The state income taxes result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net loss of $251,100 in the third quarter of 2024 compared to a net loss of $453,300 in the third quarter of 2023 resulted primarily from a higher gross profit on a higher level of licenses, royalties and fees and product sales, lower operating expenses and higher interest income, other income and no income tax benefit in the third quarter of 2024 compared to the third quarter of 2023. The net loss of $2,284,700 in the first nine months of 2024 compared to a net loss of $343,900 in the first nine months of 2023 resulted primarily from a lower gross profit on a lower level of license, royalties, and fees and product sales in the first nine months of 2024 compared to the first nine months of 2023, higher operating expense, interest income, other income and no income tax benefit in the first nine months of 2024 compared to the first nine months of 2023.

Plan of Operation, Liquidity and Capital Resources

During the first nine months of 2024, the Company’s cash increased to $10,940,900 at September 30, 2024 from $2,269,200 at December 31, 2023. During the first nine months of 2024, the Company generated $696,000 from its operating activities and provided $7,975,700 from investing activities.

During the first nine months of 2024, the Company’s revenues decreased approximately 16% primarily as a result of lower sales of ink to an authorized printer of the Company’s licensees in the entertainment and toy products market and lower royalty revenues from the Company’s licensees in the entertainment and toy products market. Our total overhead expenses increased in the first nine months of 2024 to $3,560,500 compared to $1,596,800 in the first nine months of 2023, the Company’s interest and other income increased and the Company’s income tax expense decreased in the first nine months of 2024 compared to the first nine months of 2023. As a result of these factors, the Company generated a net loss of $2,284,700 in the first nine months of 2024 compared to a net loss of $343,900 in the first nine months of 2023. The Company had positive operating cash flow of $696,000 and $7,985,600 from the sale of short-term investments during the first nine months of 2024. At September 30, 2024, the Company had positive working capital of $8,784,500 and stockholders’ equity of $10,185,500. For the full year of 2023, the Company had a net loss of $1,435,900 and had negative operating cash flow of $19,300. At December 31, 2023, the Company had working capital of $10,618,500 and stockholders’ equity of $12,382,500.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment in 2024 and beyond and its effect on the global economy, geopolitical instability including the Russia-Ukraine war and conflicts in the Middle East and the supply chain disruptions related to both as well as the record inflation and significantly higher interest rates currently being experienced in the United States along with the probability of an economic recession both in the United States and globally. As a result, our revenues, results of operations and liquidity may be further negatively impacted in future periods.

Contractual Obligations

As of September 30, 2024, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2024, other than those appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of September 30, 2024 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2024, there were no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Information about risk factors for the quarter ended September 30, 2024 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

For the quarter ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

NOCOPI TECHNOLOGIES, INC.

DATE: November 13, 2024	/s/ Michael S. Liebowitz
Michael S. Liebowitz
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)

DATE: November 13, 2024	/s/ Debra E. Glickman
Debra E. Glickman
Chief Financial Officer (Principal Financial and Accounting Officer)

