Form 10-K
period 2024-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2025-03-25
CIK 888981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $20,749,000 as of June 30, 2024.

As of March 14, 2025, there were 10,792,913 shares outstanding of the registrant’s common stock, $0.01 par value.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2024 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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

Our Company does not produce commodity base pigments. Rather, we source various pigments, dyes and other raw materials for ink, and then employ additional chemistry in formulating those materials into a highly engineered, specialty ink for a specific use. We are a specialty ink formulator within the ink industry that custom formulates, tests, and produces specialty inks that best meet our customer’s product needs and color demands. Our customers’ demands appear to be shifting with the trend towards utilizing more “green” printing inks. In 2024, approximately 38.3% of our ink sales were “green” printing inks, compared to 36% in 2023. As the “green” printing ink market continues to grow, we expect to continue to transition towards manufacturing environmentally friendly, more sustainable printing inks and away from manufacturing petroleum-based printing inks. We do not expect the “green” printing ink trend to adversely affect any aspects of our operations.

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

Entertainment and Toy Technologies and Products

Across the Entertainment and Toy Products category, we market our Rub-it & Color technology which consists of specialty inks that are produced in a variety of colors and can be revealed by rubbing with a fingernail or other firm object such as a plastic pen cap. Rub-it & Color ink technology can be used for coloring books, activity kits, play sheets, single use place mats, greeting cards, board games, promotional products, or any other paper-based application that needs some “fun” factor added. Two key features of our Rub-it & Color ink technology is that it’s safe and non-toxic, conforms to ASTM D4236 and F-963 and other toxicology tests.

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

We license our Rub-it & Color technology through various license agreements that can be for exclusive and non-exclusive uses. These agreements cover both domestic and international geographies and can include specific distribution channels and specific lines of products and applications. Historically our license agreements have ranged anywhere from two to four years, but can also vary depending on the customer, use, and geography of the agreement. Certain of our license agreements with licensees contain renewal options and/or guaranteed minimum royalties, while others do not. We cannot assure you that any of our existing licenses will be renewed or will generate significant operating revenues for our Company in the future. In each of the years 2024 and 2023, we derived approximately 95% and 91%, respectively, of our total revenues from our licensees and their licensed printers in the entertainment and toy products market. We continue to pursue additional licensing opportunities for our Rub-it & Color ink technology in the large worldwide entertainment and toy products market and we also seek to renew our existing license agreements that are near expiration for extension terms.

Anti-Counterfeiting and Anti-Diversion Technologies and Products

Continuing developments in copying and printing technologies makes it easier than ever before to counterfeit a wide variety of documents. Counterfeit products are increasingly problematic for consumers, governments, and corporations. According to The Organization for Economic Cooperation and Development (OECD) data on counterfeiting and international trade, the total value of counterfeit and pirated goods was $1.023 trillion in 2023. And according to Corsearch, the value is set to reach approximately $1.79 trillion in 2030. Product labels and packaging, retail receipts, event and transportation tickets and the like are all susceptible to counterfeiting, causing economic losses to manufacturers of brand name products. With improvements in the copying and printing technologies making it easier to counterfeit labeling and packaging and increasing the losses to businesses from such counterfeiting activities.

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

Product Revenue

The following table illustrates the approximate percentage of our Company’s total revenues accounted for by each type of its products for each of the two last fiscal years:

	Year Ended December 31,
Product Type	2024	2023
Entertainment and Toy Technologies and Products	95%	91%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	5%	9%

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

Major Customers

During 2024, we made sales or obtained revenues equal to 10% or more of our Company’s 2024 total revenues from two non-affiliated customers who individually accounted for approximately 18% and 70%, respectively, of 2024 revenues of our Company. During 2023, we made sales or obtained revenues equal to 10% or more of our Company’s 2023 total revenues from two non-affiliated customers who individually accounted for approximately 19% and 64%, respectively, of 2023 revenues of our Company.

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

We are presently conducting research and development activities in the following three areas: (1) refining our present product portfolio, (2) developing specific customer applications, and (3) expanding our technology into new areas of implementation. During the years ended December 31, 2024 and December 31, 2023, we expended approximately $178,200 and $163,400, respectively, on research and development. We continue to focus our research and development activities to develop and market additional new products and applications.

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

Financial Information about Foreign and Domestic Operations

We conduct our business operations solely within the United States; however, we have licensees and customers in Europe, South America, Asia and Australia. These licensees and customers accounted for approximately 77% of our gross revenues in 2024 and approximately 72% of our gross revenues in 2023. Additional information concerning our foreign and domestic operations is contained in Note 13 to our Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

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

We are dependent upon major customers.

We are dependent on our licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of our licensees to maintain at least current levels of sales of products utilizing our technologies could adversely affect our operating results and cash flow. To the extent that our licensees are adversely affected by negative economic conditions, our revenues may also be negatively impacted. We derive a significant percentage of our revenues through licensing relationships with two major customers. Revenues obtained directly from these customers and indirectly, through the customers’ third party licensed printers, equaled approximately 22% of our Company’s revenues in 2024. Receivables from these two licensees and their third party authorized printers were approximately 84% of our Company’s net accounts receivable at December 31 2024. One of the license agreements expires in 2028 and contains guaranteed minimum royalties, which historically are met. The other license agreement expires in 2027. Both license agreements contain renewal options; but there can be no assurances that one or both of the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for our Company in the future.

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

Our Company’s revenue is susceptible to changes in general economic conditions. Our sales, liquidity and overall results of operations may be negatively affected by decreasing consumer confidence, slowdowns in consumer spending or other downturns in the U.S. economy as a whole or in any geographic markets from which we derive revenue. In addition, these factors may result in decreased customer and licensee demand for our products and may negatively impact our ability to develop new customers and licensees. Due to uncertainties surrounding the worldwide economy, including the Russia-Ukraine war and related supply chain disruptions, we are unable to predict the effect of such conditions on our customers and licensees. Consequently, we cannot predict the scope or magnitude of the negative effect resulting from ongoing global financial uncertainties or economic slowdowns.

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

We currently maintain, and may in the future maintain, our cash assets at certain financial institutions in the U.S. in amounts that are, and in the future may be, in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. At December 31, 2024, our Company’s deposits and short-term investments with a financial institution were 10,589,700 in excess of the FDIC deposit insurance coverage of $250,000. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

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

Our Company’s common stock is quoted on the OTC Market (OTCQB) under the symbol “NNUP.” The trading market for our common stock is limited, accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, your ability to sell our common stock, or the prices at which you may be able to sell our common stock.

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

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

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

Our processes also include assessing cybersecurity threat risks associated with our use of third-party services providers in the normal course of business use. Third-party risks are included within our cybersecurity risk management processes discussed above. In addition, we assess cybersecurity considerations in the selection and oversight of our third-party services providers, including due diligence on the third parties that have access to our systems and facilities that house systems and data.

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

Item 2. Properties

Our corporate headquarters, research and ink production facilities are located at 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406. These premises consist of approximately 6,100 square feet of leased space. Our lease commenced in January 2014 and expires in May 2025.

On March 21, 2025, the Company and NE IND OWNER-1 LLC (the “Landlord”) entered into a second amendment (the “2025 Lease Amendment”) to the lease agreement, dated December 12, 2013 (as previously amended, the “Lease Agreement”), by and between the Company and the Landlord relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406.  The Amendment provides for an extension of the term to December 31, 2027, and for monthly rent payments of, initially, $7,147.00, escalating annually by 3.5%.

Other than as set forth above, the terms of the Lease Agreement remain unchanged.

The foregoing summary is qualified in its entirety by reference to the 2025 Lease Amendment, which is filed as exhibit 10.12 to this Annual Report on Form 10-K. See disclosure in Item 9B-Other Information.

Current monthly rent under this lease is $7,147. In addition to rent, we are also responsible for our pro-rata share of the operating costs of the building.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTCQB tier of the over-the-counter (“OTC”) market under the symbol “NNUP”. Investors can find Real-Time quotes and market information on our Company on www.otcmarkets.com. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Shareholders

As of March 14, 2025 , we have a total of 10,792,913 shares of common stock issued and outstanding, held of record by approximately 385 holders of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

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

Comparison of the Years ended December 31, 2024 and 2023

Revenues for 2024 were $2,117,800, an increase of approximately 2%, or $33,900, from $2,083,900 in 2023.

Licenses, royalties and fees decreased in 2024 by approximately 9%, or $51,700, to $511,500 from $563,200 in 2023. The decrease in licenses, royalties and fees in 2024 compared to 2023 is due primarily to lower royalties from our Company’s licensees in entertainment and toy products market. Additionally, our Company negotiated a renewal of a license in the fourth quarter of 2024, commencing January 1, 2025 and terminating December 31, 2026 . We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company beyond those achieved in 2024, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales increased by $85,600, or approximately 6%, to $1,606,300 in 2024 from $1,520,700 in 2023. The higher level of ink sales in 2024 compared to 2023 is due primarily to higher ink shipments to the third party authorized printer used by two of our Company’s major licensees in the entertainment and toy products market. Sales of ink to the licensed printers of its licensees in the entertainment and toy products market were approximately $119,200 higher in 2024 compared to 2023. Sales of security ink in 2024 to our Company’s licensees in the retail receipt and document fraud market decreased by approximately $22,700 compared to 2023.

Our Company derived $2,008,700, or approximately 95% of total revenues, from licensees and their licensed printers in the entertainment and toy products market in 2024 compared to $1,906,300, or approximately 91% of total revenues, in 2023. The increase in revenues from our licensees and their authorized printers in the entertainment and toy products market in 2024 compared to 2023 is due primarily to the higher ink shipments to the third party authorized printer used by two of our Company’s major licensees in the entertainment and toy products market. Our Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve their current offerings; however, their sales will be affected by marketplace reaction to the new and improved products, economic conditions that influence this market segment and the economy as a whole. Revenues that the Company derives from these licensees will be similarly affected. We cannot assure you that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for the Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Our Company’s gross profit decreased to $1,100,300, or approximately 52% of revenues, in 2024 from $1,101,900, or approximately 53%, in 2023. The lower gross profit in 2024 compared to 2024 results primarily from lower gross revenues from licenses, royalties and fees offset in part by higher product and other sales in 2024 compared 2023.

Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in 2024 compared to 2023 reflects lower gross revenues from licenses, royalties and fees offset in part by higher gross revenues from product and other sales in 2024 compared to 2023.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Due primarily to the lower revenues from licenses, royalties and fees in 2024 compared to 2023, the gross profit from licenses, royalties and fees decreased to approximately 57% of revenues from licenses, royalties and fees in 2024 from approximately 62% in 2023.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales was approximately 50% of revenues in 2024 and 2023.

Research and development expenses were $178,200 in 2024 compared to $163,400 in 2023. The increase in 2024 compared to 2023 resulted primarily from higher employee related expenses and rent & occupancy expenses in 2024 compared to 2023.

Sales and marketing expenses were $322,400 in 2024 compared to $270,800 in 2023. The increase in 2024 compared to 2023 is due primarily to higher commission expense on the higher level of revenues in 2024 as well as an increase in rent & occupancy expenses.

General and administrative expenses increased to $3,900,000 in 2024 from $2,538,300 in 2023. The increase in 2024 compared to 2023 is due primarily to higher stock-based compensation and employee related expenses and higher public company related expenses,

There was no income tax expense (benefit) reflected in the results of operations for 2024. Income tax benefit in 2023 resulted from reversing tax accruals. As of December 31, 2024 and 2023, the Company had federal net operating loss carry forwards of $707,000 and $126,000 respectively, and state net operating loss carryforwards of $2,568,000 and $1,757,000, respectively, which may be used to offset future taxable income. The remaining federal NOL's will not expire but will be limited to 80% of taxable income. Pennsylvania NOL's started to to expire in 2024, with $1,307,000 expiring by 2032. The remaining Pennsylvania NOL's expire in 20 years. Florida NOL's will not expire.

Our net (loss) of $2,678,900 in 2024 compared to the net (loss) of $1,435,900 in 2023 resulted primarily from a lower gross profit on a lower level of licenses, royalties and fees and by higher overhead expenses in 2024 compared to 2023.

Our management does not believe that inflation and changing prices have had a significant effect on our revenues and results of operations during the years ended December 31, 2024 and December 31, 2023.

Plan of Operation, Liquidity and Capital Resources

Our Company’s cash increased to $10,839,700 at December 31, 2024 from $2,269,200 at December 31, 2023. During 2024, our Company provided $594,800 in its operating activities, provided $7,985,600 in its investing activities and used $9,900 for capital expenditures.

Our Company’s revenues increased approximately 2% to $2,117,800 in 2024 from $2,083,900 in 2023 primarily as a result of lower licensing revenue from the Company’s licensees in the entertainment and toy products market. Our Company’s gross profit decreased approximately 1% to $1,100,300 in 2024 from $1,101,900 in 2023 primarily as a result of lower license fees from our licensees in the entertainment and toy products market.

Our Company’s total overhead expenses increased in 2024 compared to 2023, our Company’s net interest income increased in 2024 compared to 2023 and our Company’s income tax benefit decreased in 2024 compared to 2023. As a result of these factors, our Company generated a net loss of $2,678,900 in 2024 compared to a net loss of $1,435,900 in 2023. Our Company had positive operating cash flow of $594,800 in 2024. At December 31, 2024, our Company had working capital of $12,388,300 and stockholders’ equity of $13,639,800. For the full year of 2023, our Company had a net loss of $1,435,900 and had negative operating cash flow of $19,300. At December 31, 2023, our Company had working capital of $10,618,500 and stockholders’ equity of $12,382,500.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment in 2025 and beyond and its effect on the global economy, including geopolitical instability such as the Russia-Ukraine war and the related supply chain disruptions as the record inflation, lower demand and significantly higher interest rates currently being experienced in the United States along with the probability of an economic recession both in the United States and globally. As a result, our revenues, results of operations and liquidity may be negatively impacted in future periods.

Contractual Obligations

We conduct our operations in leased facilities under a non-cancelable operating lease expiring in May 2025. Future minimum lease payments under this operating lease at December 31, 2024 are: $35,700. Total rental expense under operating leases was $70,500 and $53,300 for the years ended December 31, 2024 and December 31, 2023.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

For the quarter ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

On March 21, 2025, the Company and NE IND OWNER-1 LLC (the “Landlord”) entered into a second amendment (the “2025 Lease Amendment”) to the lease agreement, dated December 12, 2013 (as previously amended, the “Lease Agreement”), by and between the Company and the Landlord relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406.  The Amendment provides for an extension of the term to December 31, 2027, and for monthly rent payments of, initially, $7,147.00, escalating annually by 3.5%.

Other than as set forth above, the terms of the Lease Agreement remain unchanged.

The foregoing summary is qualified in its entirety by reference to the 2025 Lease Amendment, which is filed as exhibit 10.12 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Comprehensive Income (Loss)
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

Date: March 25, 2025	NOCOPI TECHNOLOGIES, INC.

	By:	/s/ Matthew C. Winger
Matthew C. Winger Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew C. Winger	Chairman of the Board, President and	March 25, 2025
Matthew C. Winger	Chief Executive Officer (Principal Executive Officer)

/s/ Debra E. Glickman	Chief Financial Officer	March 25, 2025
Debra E. Glickman	(Principal Financial and Accounting Officer)

/s/ Jacqueline J. Goldman	Director	March 25, 2025
Jacqueline J. Goldman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nocopi Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nocopi Technologies, Inc. (the Company) as of December 31, 2024, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Stephano Slack LLC

We have served as the Company’s auditor since 2024.

Wayne, Pennsylvania

March 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nocopi Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nocopi Technologies, Inc. (the Company) as of December 31, 2023, and the related statements of comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Morison Cogen LLP (PCAOB-536)

We have served as the Company’s auditor from 2001 to 2024.

Blue Bell, Pennsylvania

March 25, 2025

 Nocopi Technologies, Inc.
Balance Sheets*

	December 31
	2024	2023
Assets
Current assets
Cash and cash equivalents	$10,839,700	$2,269,200
Accounts receivable less $12,000 allowance for credit losses for December 31, 2024 and 2023	1,234,500	1,120,700
Inventory, net of allowance of $85,400 and $126,900	349,600	448,000
Interest Receivable	—	160,000
Short-term investments	—	7,985,600
Prepaid and other	155,700	121,800
Total current assets	12,579,500	12,105,300
Fixed assets
Leasehold improvements	81,500	81,500
Furniture, fixtures and equipment	179,700	169,800
Fixed assets, gross	261,200	251,300
Less: accumulated depreciation and amortization	244,500	214,800
Total fixed assets	16,700	36,500
Other assets
Long-term receivables	1,292,800	1,838,500
Operating lease right of use - building	32,400	17,600
Total other assets	1,325,200	1,856,100
Total assets	$13,921,400	$13,997,900
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,900	$27,500
Accrued expenses	108,300	94,600
Stock compensation payable	26,800	1,347,100
Operating lease liability - current	35,200	17,600
Total current liabilities	191,200	1,486,800

Long-term liabilities
Accrued expenses, non-current	90,400	128,600
Total liabilities	281,600	1,615,400
Commitments and contingencies
Stockholders’ equity
Series A preferred stock, $1.00 par value, authorized - 300,000 shares, Issued and outstanding	—	—
Common stock, $0.01 par value, authorized - 75,000,000 shares, Issued and outstanding - 2024 - 10,792,913 shares; 2023 - 10,501,178 shares	107,900	105,000
Paid-in capital	25,580,400	21,647,100
Accumulated deficit	(12,048,500)	(9,369,600)
Total stockholders’ equity	13,639,800	12,382,500
Total liabilities and stockholders’ equity	$13,921,400	$13,997,900

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Comprehensive Loss*

	Years ended December 31
	2024	2023
Revenues
Licenses, royalties and fees	$511,500	$563,200
Product and other sales	1,606,300	1,520,700
Total revenues	2,117,800	2,083,900
Cost of revenues
Licenses, royalties and fees	218,800	214,100
Product and other sales	798,700	767,900
Total cost of revenues	1,017,500	982,000
Gross profit	1,100,300	1,101,900
Operating expenses
Research and development	178,200	163,400
Sales and marketing	322,400	270,800
General and administrative	3,900,000	2,538,300
Total operating expenses	4,400,600	2,972,500
Net loss from operations	(3,300,300)	(1,870,600)
Other income (expenses)
Other income	84,000	—
Interest income	560,700	326,900
Interest expense and bank charges	(23,300)	(14,900)
Total other income	621,400	312,000
Net loss before income taxes	(2,678,900)	(1,558,600)
Income taxes (benefit)	—	(122,700)
Net loss	$(2,678,900)	$(1,435,900)
Net loss per common share
Basic and Diluted	$(.25)	$(.15)
Weighted average common shares outstanding
Basic and Diluted	10,531,797	9,667,845

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statement of Stockholders’ Equity*
For the Period January 1, 2023 through December 31, 2024

	Common stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - January 1, 2023	9,251,178	$92,500	$16,659,600	$(7,933,700)	$8,818,400
Sales of common stock	1,250,000	12,500	4,987,500	—	5,000,000
Net loss	—	—	—	(1,435,900)	(1,435,900)
Balance - December 31, 2023	10,501,178	105,000	21,647,100	(9,369,600)	12,382,500
Issuance of common stock	291,735	2,900	3,933,300	—	3,936,200
Net loss	—	—	—	(2,678,900)	(2,678,900)
Balance - December 31, 2024	10,792,913	$107,900	$25,580,400	$(12,048,500)	$13,639,800

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statements of Cash Flows*

	Years ended December 31
	2024	2023
Operating Activities
Net loss	$(2,678,900)	$(1,435,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	29,700	47,000
Stock based compensation	2,615,900	1,347,100
Amortization of operating lease right of use-building	68,200	50,600
Inventory reserve	(41,500)	(13,200)
(Increase) decrease in assets
Accounts receivable	(113,800)	(17,200)
Inventory	139,900	51,600
Interest receivable	160,000	(124,800)
Prepaid and other	(33,900)	(18,500)
Long-term receivables	545,700	624,600
Increase (decrease) in liabilities
Accounts payable	(6,600)	(70,200)
Accrued expenses	(24,500)	(122,700)
Operating lease liability	(65,400)	(50,600)
Taxes on income	—	(287,100)
Net cash provided by (used in) operating activities	594,800	(19,300)

Investing Activities
Purchase of short-term investments	—	(3,600,400)
Proceeds from sale of short-term investment	7,985,600	—
Purchase of fixed assets	(9,900)	(28,500)
Net cash provided by (used in) investing activities	7,975,700	(3,628,900)

Financing Activities
Issuance of common stock	—	5,000,000
Net cash provided by financing activities	—	5,000,000

Increase in cash and cash equivalents	8,570,500	1,351,800

Cash and Cash Equivalents
Beginning of year	2,269,200	917,400
End of year	$10,839,700	$2,269,200

Cash paid for taxes	$—	$176,700

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right of use asset and liability	$83,000	$—

*The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2024 and 2023

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

The following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2024 and December 31, 2023.

Short-term investments - Level 2 financial instrument: Valued using quoted prices in active markets for identical assets.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2024 and 2023

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

Revenues - Our Company follows Accounting Standards Update (“ASU”) 214-09, Revenue from Contracts with Customers (“Topic 606”). We recognize revenue from fixed fee licensees at a point in time when the term begins if the contract provides for patented ink technology only as it exists at the time that it is granted (Note 7). However, for license agreements that provide for rights to future ink technology, revenue is recognized over the term of the license agreement. Revenue for per-unit license agreement is recognized in the period that the Company receives the related royalty report. Revenue for product sales is recognized upon shipment to the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. The Company does not offer any warranties, however, damaged products can be returned for credit or refund. For disaggregation of revenue by customers and geographic region, see Note 13.

Income taxes - Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-based compensation - Our Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. Our Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the vesting period or the requisite service periods using the straight-line method. Our Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASU 2017-07, with ASU No. 2018-07, Compensation - Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments are recorded as an expense over the service period, as if the Company had paid cash for the services.

Earnings per share - Our Company follows FASB ASC 260 resulting in the presentation of basic and diluted earnings per share. Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Since our Company did not have any common stock equivalents outstanding as of December 31, 2024 and 2023, basic and diluted earnings per share were the same.

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
F-9

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2024 and 2023

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

Segment Reporting

The company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions, and thus reports as a single operating segment. The company’s singular focus is on the development of its ink technology. Revenue to date has been generated through the Company’s license agreements and sale of ink with its collaborators, see Note 13 and 15 for geographic information of revenue. All tangible assets are held in the United States.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis and provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 15 - Segment Reporting.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The amendments in this Update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The other amendments in this Update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning the year ended December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Reclassifications

Certain reclassifications have been made to the 2023 financial statements in order to conform to the 2024 financial statement presentation.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2024 and 2023

3. Cash and Cash Equivalents

	Year ended December 31
	2024	2023
Cash and cash equivalents
Cash and money market funds	$10,839,700	$2,269,200
Cash and cash equivalents	$10,839,700	$2,269,200

4. Inventories

	Year ended December 31
	2024	2023
Inventories consist of the following:
Raw materials	$428,000	$534,500
Work in process	—	11,900
Finished goods	7,000	28,500
Inventory gross	435,000	574,900
Less: Allowance	(85,400)	(126,900)
Inventory	$349,600	$448,000

5. Short-term Investments

	Year ended December 31
	2024	2023
Short-term investments
U.S. Treasury Bills	$—	$7,985,600
Short-term investments	$—	$7,985,600

For year ended December 31, 2024:

	Amortized Cost	Fair Value
U.S. Treasury Bills
Due January 25, 2024	—	—
Due April 18, 2024	—	—
Due July 11, 2024	—	—
Due September 5, 2024	—	—
Total	—	—

 For year ended December 31, 2023:

	Amortized Cost	Fair Value
U.S. Treasury Bills
Due January 25, 2024	$1,074,700	$1,121,200
Due April 18, 2024	1,087,900	1,107,600
Due July 11, 2024	1,074,800	1,096,700
Due September 5, 2024	4,748,200	4,837,600
Total	$7,985,600	$8,163,100

Total interest income recognized for U.S. Treasury Bills was $229,400 and $239,600 for years ended December 31, 2024 and December 31, 2023. Interest receivable was $0 and $160,000 for the years ended December 31, 2024 and December 31, 2023.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2024 and 2023

6. Concentration of Credit Risk

We currently maintain, and may in the future maintain, our assets at certain financial institutions in the U.S. in amounts that are, and in the future may be, in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. At December 31, 2024, our Company’s deposits and short-term investments with a financial institution were $10,589,700 in excess of the FDIC deposit insurance coverage of $250,000. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

In addition, we are exposed to credit risk with respect to our accounts receivable due to the concentration of our major customers. See Note 13 for a discussion of our customer concentration.

7. Long-term Receivables

As of December 31, 2024, the Company had long-term receivables of $1,292,800 from two of the three licensees representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the second quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with two existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company’s incremental borrowing rate of 6.32%.

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

The Company determined that the above conditions were met upon execution of the three license agreements. The commissions are payable over the term of the agreements and are due when payments are received by the Company. As of December 31, 2024 and 2023, the accrued commission payable balance was $128,500 and $172,200 included on the balance sheet in accrued expenses and accrued expenses, non-current.

The current portion of the three license agreements, in the amount of $545,700 and $624,600, is included in accounts receivable on the balance sheet as of December 31, 2024 and 2023.

The following table summarizes the future minimum payments due under the three license agreements as of December 31, 2024:

Year Ending December 31:

2025	$570,000
2026	$570,000
2027	$557,500
2028	$260,000
Total	$1,957,500

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2024 and 2023

The Company has evaluated the collectability of the long-term receivables and believes them to be fully collectible as of December 31, 2024. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at its present value as of December 31, 2024, and the receivable and imputed interest will be amortized over the term of the license agreements using the effective interest method. The unamortized balance of the long-term receivables as of December 31, 2024 and 2023 is $1,292,800 and $1,838,500. The unamortized imputed interest balance as of December 31, 2024 and 2023 was $110,500 and $126,600, which will be recognized as interest income through June 30, 2028. Interest income was $16,100 and $18,600 for the year ended December 31, 2024 and 2023, respectively.

8. Line of Credit

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

9. Stockholders’ Equity

As part of an employment agreement, the Company granted (the “Prior Grant”) to an executive a one-time equity award of 1,000,000 restricted stock units (“RSUs”) of the Company’s common stock valued at $3,580,000, fair value, which award was originally set to vest in its entirety on August 18, 2024. The fair market value of the Prior Grant was determined based on the closing price of the Company’s common stock on the grant date and was expensed on a straight-line basis to general and administrative expense as stock-based compensation over the one-year vesting term. The Company recorded stock-based compensation expense of $2,435,800 and $1,320,500 for the year ended December 31, 2024 and 2023, respectively. Under the original terms of the award, to the extent the Company had not established an employee equity compensation plan on or prior to August 18, 2024, the RSUs may have been converted, at the election of the executive, in full or in part, into cash compensation, at a rate of $3.58 per share of common stock, which was the fair market value of the common stock on October 10, 2023, which was the date the Board of Directors approved the grant. Since the issuance of the RSUs can be settled in cash, the monthly expense was credited to a liability account, stock compensation liability, instead of equity.

On August 16, 2024, the executive agreed to cancel and forfeit the Prior Grant and, in lieu of the Prior Grant, the Company granted the executive 1,649,769 RSUs (“Replacement Grant”), pursuant to and subject to the Company’s 2024 Equity Incentive Plan (the”2024 Plan”) and an award agreement, as approved by the Board of Directors. The total number of Shares reserved and available for delivery under the 2024 Equity Incentive Plan (the “2024 Plan”) shall be equal to 2,000,000. The fair market value of the replacement grant was $3,580,000, which was determined based on the closing price of the Company’s common stock on the grant date. The shares of common stock underlying the Replacement Grant shall vest ratably and quarterly over a two-year period beginning on the Replacement Grant date, August 16, 2024. The cancellation and issuance of the Replacement Grant is treated as a modification of an award under FASB ASC 718. This modification resulted in an incremental fair value of $1,410,000, calculated as the difference between the fair value of the Replacement Grant and the fair value of the Prior Grant on the modification date. The incremental fair value will be recognized as additional compensation expense on a straight-line basis over the new two-year vesting period. The Company will relieve the stock compensation liability on a proportional basis as the Replacement Grant vests. On December 23, 2024, the executive agreed to forfeit to the Company all remaining 1,443,548 shares underlying the unvested RSUs outstanding under the Replacement Grant. The fair market value of $3,132,500 was recorded as a credit to equity and a debit to stock compensation payable.
F-13

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2024 and 2023

On September 11, 2023 our Company entered into a stock purchase agreement in connection with a private placement for total gross proceeds of $5.0 million. The stock purchase agreement provided for the issuance of an aggregate of 1,250,000 shares of our Company’s common stock to an investor at a purchase price of $4.00 per share. In addition, as consideration for general advisory services until the third anniversary, the Company agreed to issue an aggregate total of 65,790 shares of common stock with a total fair market value on date of grant of $263,160, which shares shall be issued as follows: one-third (21,930 shares) on September 11, 2024, one-third (21,930 shares) on September 11, 2025 and one-third (21,930 shares) on September 11, 2026. The Company expenses the value of the stock grant, which is determined to be the fair market value of the shares at the date of grant, straight-line over the term of the advisory agreement. For the years ended December 31, 2024 and 2023, the Company recognized $87,900 and $26,600, respectively, of consulting expense associated with this issuance. On September 11, 2023, the sale pursuant to the Purchase Agreement closed. No placement fees or commissions were paid in connection with this transaction. On September 11, 2024 the Company issued 21,930 shares of its common stock for advisory services upon the vesting of the first tranche described above with a fair value of $87,700, which was fully expensed upon issuance.

On December 22, 2024, the Company issued 60,000 shares to an outside Director for services for 2023 and 2024 and 60,000 shares to an executive for services for 2024. The fair market value of $100,200 was fully vested and expensed to Stock Compensation Expense.

On December 24, 2024, an executive of the Company was granted 10,000 RSU’s, of which 5,000 RSU’s vested on December 24, 2024 and the remaining 5,000 RSU’s vest on December 24, 2025, with a total fair market value on date of grant of $16,700 of which $8,350 was vested. The Company expenses the value of the stock grant, which is determined to be the fair market value of the non-vested shares at the date of grant, straight-line over the vesting period.

The Company recognized share-based compensation of $2,732,500 and $1,320,500 for the years ended December 31, 2024 and 2023.

At December 31, 2024, our Company had no warrants outstanding.

10. Income Taxes

There was no income tax expense reflected in the results of operations for the year ended December 31, 2024 and an income tax benefit of $122,700 for the year ended December 31, 2023, because the Company carried forward net losses for tax purposes.

As of December 31, 2024 and 2023, the Company had federal net operating loss carry forwards of $707,000 and $211,000 respectively, and state net operating loss carryforwards of $2,568,000 and $1,791,000 which may be used to offset future taxable income. The remaining federal NOL's will not expire but will be limited to 80% of taxable income. The Pennsylvania NOL's started to expire in 2024, with $1,307,000 expiring by 2032. Remaining Pennsylvania NOL's expire in 20 years. Florida NOL's will not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	2024	2023

Deferred tax assets/(liabilities)
Net operating loss carryforward	$595,300	$203,400
R&D Credits	41,300	—
Stock-based compensation	—	389,000
Operating lease assets	800
Capitalize research & development costs	73,400
Depreciation & amortization	600
Total deferred tax assets	711,400	592,400
Valuation allowance	(711,400)	(592,400)
Net	$—	$—

For the year ended December 31, 2024, the net increase in valuation allowance was $119,000.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2024 and 2023

Reconciliation of the statutory federal income tax to the Company's effective tax:

	December 31, 2024		December 31, 2023
	Amount	%	Amount	%
Statutory federal tax rate	(568,859)	21.00	(327,300)	21.00
State tax, net of federal benefit	(272,901)	10.07	(121,900)	(8.00)
NOL adjustment and other attributes	(168,031)	6.20	—	—
Stock based compensation	1,027,094	(37.92)	—	—
Other	(136,338)	5.03	(122,500)	(8.00)
Valuation allowance	119,035	(4.39)	449,000	29.00

Provision (Benefit) for income taxes	—	—	(122,700)	(8.00)

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred, but we have not analyzed it at this time as the deferred tax asset is fully reserved.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. The Company did not recognize any interest or penalties during 2024 related to unrecognized tax benefits.

Tax years ending December 31, 2021 and thereafter remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

11. Commitments and Contingencies

Our Company conducts its operations in leased facilities under a non-cancelable operating lease which was set to expire in 2024. The lease was extended for 13 months beginning on May 1, 2024 and expiring on May 31, 2025.

On March 21, 2025, the Company and NE IND OWNER-1 LLC (the “Landlord”) entered into a second amendment (the “2025 Lease Amendment”) to the lease agreement, dated December 12, 2013 (as previously amended, the “Lease Agreement”), by and between the Company and the Landlord relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406.  The Amendment provides for an extension of the term to December 31, 2027, and for monthly rent payments of, initially, $7,147.00, escalating annually by 3.5%.

Other than as set forth above, the terms of the Lease Agreement remain unchanged.

The Company has capitalized the present value of the minimum lease payments commencing May 1, 2024, using an estimated incremental borrowing rate of 6.5%. The minimum lease payments do not include common area annual expenses which are considered to be non-lease components.

As of May 1, 2024 the operating lease right-of-use asset and operating lease liability amounted to $83,000.

As of December 31, 2024 and 2023, the operating lease asset amounted to $32,400 and $17,600, respectively, and operating lease liability amounted to $35,200 and $17,600, respectively.

There are no other material operating leases. Our Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

Total operating lease costs were $70,500 and $53,300 for the years ended December 31, 2024 and December 31, 2023.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2024 and 2023

Undiscounted future minimum lease payments as of December 31, 2024, by year and in aggregate are as follows:

Operating Leases

2025	$35,700
Total lease payments	35,700
Less imputed interest	(500)
Total	$35,200

Our Company had an employment agreement with Michael A. Feinstein, M.D., our former Chairman of the Board and Chief Executive Officer. The employment agreement with Dr. Feinstein was terminated as of August 18, 2023.

In connection with Michael S. Liebowitz’s appointment as Chief Executive Officer of the Company, on October 19, 2023, Mr. Liebowitz and the Company entered into an employment agreement, which sets forth the terms and conditions of his employment and is effective as of October 19, 2023. In consideration for serving as Chief Executive Officer, Mr. Liebowitz is entitled to an annual base salary of $400,000, which is effective retroactively as of the commencement of his term, August 18, 2023. In addition, Mr. Liebowitz shall be entitled to a one-time equity award of 1,000,000 restricted shares as described under Note 9.

On February 26, 2025, Michael S. Liebowitz notified the Board of Directors (the “Board”) of (the “Company”) of his resignation as

Chairman of the Board and Chief Executive Officer of the Company, effective immediately.

On December 22, 2024, the Board of Directors adjusted Matthew C. Winger’s salary to $120,000.

On March 4, 2025, the Board appointed Matthew C. Winger as the Company’s Chairman of the Board and Chief Executive Officer (and principal executive officer), effective immediately, to fill the vacancy created by Mr. Liebowitz’s resignation.

Our Company has an employment agreement, expiring in March 2025, with Terry W. Stovold, its Chief Operating Officer, whereby Mr. Stovold receives a salary set by our Company’s Board of Directors, currently set at $75,000, along with a commission of seven percent on sales generated by his efforts. The employment agreement contains one-year renewal provisions that became effective after the original term. Our Company has an employment agreement, expiring in September 2026, with Matthew C. Winger, its Executive Vice President of Corporate Development, whereby Mr. Winger receives a salary set by our Company’s Board of Directors, currently set at $125,000 per year effective October 1, 2022 plus a performance bonus determined by our Company’s Board of Directors. The employment agreement contains two-year renewal provisions that become effective after the original term.

From time to time, our Company may be subject to legal proceedings and claims that arise in the ordinary course of its business. In management’s opinion the outcome of any such litigation will not materially affect the Company’s financial condition or results of operations.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2024 and 2023

12. 401(k) Savings Plan

Our Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of our Company. There were no contributions charged to expense during 2024 or 2023.

13. Major Customer and Geographic Information

Our Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of our Company’s total revenues were:

	Year ended December 31
	2024	2023
Customer A	70%	64%
Customer B	18%	19%

Our Company’s non-affiliate customers whose individual balances amounted to more than 10% of our Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2024	2023
Customer A	15%	7%
Customer B	78%	82%

Our Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on our Company’s business operations and financial condition. Our Company’s revenues by geographic region are as follows:

	Year ended December 31
	2024	2023
North America	484,800	591,900
South America	600	600
Europe	—	—
Asia	1,546,500	1,439,500
Australia	85,900	51,900
	2,117,800	2,083,900

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2024 and 2023

14. Employee Retention Tax Credit

The CARES Act, signed into law on March 27, 2020 with subsequent amendments, provides for refundable employee retention credit to employers whose operations were suspended due to COVID-19 or whose revenue significantly decreased. On June 15, 2023, the Company filed a Form 941-X to claim a refundable employee retention credit for the first quarter and third quarter 2021 payroll in the total amount of $84,000. During the year ended December 31, 2024, the Company received such credit and recorded the credit as other income in the accompanying Statement of Comprehensive Loss.

15. Segment Reporting

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple business units.

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the statement of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss:

	Years ended December 31
	2024	2023
Revenues
Licenses, royalties and fees	$511,500	$563,200
Product and other sales	1,606,300	1,520,700
Total revenues	2,117,800	2,083,900
Cost of revenues
Licenses, royalties and fees	218,800	214,100
Product and other sales	798,700	767,900
Total cost of revenues	1,017,500	982,000
Gross profit	1,100,300	1,101,900
Operating expenses
Research and development	178,200	163,400
Sales and marketing	322,400	270,800
General and administrative	3,900,000	2,538,300
Total operating expenses	4,400,600	2,972,500
Net loss from operations	(3,300,300)	(1,870,600)
Other income (expenses)
Other income	84,000	—
Interest income	560,700	326,900
Interest expense and bank charges	(23,300)	(14,900
Total other income (expenses)	621,400	312,000
Net income (loss) before income taxes	(2,678,900)	(1,558,600)
Income taxes provision (benefit)	—	(122,700)
Net income (loss)	$(2,678,900)	$(1,435,900)

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2024 and 2023

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

•	Research and Development: includes costs related to personnel, laboratory materials and supplies and product development and testing for ink technologies.

•	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.

•	Sales and Marketing: includes personnel costs and other sales related expenses.

•	Cost of Revenues: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer from the Company’s facility.

Since the Company has only one reportable segment, no additional segment disclosures are required beyond entity-wide disclosures presented below.

Entity-Wide Disclosures

•	Geographic Revenue Information: For the year ended December 31, 2024 23% of the Company’s net sales were generated in North America and 77% internationally. For the year ended December 31, 2023, 28% of the Company’s net sales were generated in North America and 72% were generated internationally. Refer to Note 13.

•	Major Customers: The Company has two customers that accounted for 88% of revenue and 93% of net accounts receivable for the year ended December 31, 2024 and 83% of revenue and 89% of net accounts receviable for the year ended December 31, 2023. Refer to Note 13.

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2008
3.2	Articles of Amendment - Filed August 25, 2022	Incorporated by reference to the Company’s Report on Form 8-K filed on August 25, 2022
3.2	Second Amended and Restated Bylaws, Dated January 28, 2022	Incorporated by reference to the Company’s Form 8-K filed on February 2, 2022
3.3	Articles Supplementary relating to Nocopi Technologies, Inc.’s election to be subject to Sections 3-803, 3-804(a), 3-804(b) and 3-804(c) of the Maryland General Corporation Law	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2021
4.1	Form of Certificate of Common Stock	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 7, 2006
4.2	Registration Rights Agreement – Dated August 1, 2022	Incorporated by reference to the Company’s Form 8-K filed on August 5, 2022
4.3	Securities registered under Section 12 of the Exchange Act	Incorporated by reference to the Company’s Form 10-K filed March 25, 2024
10.1†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 15, 1999
10.2	Director Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.3	Officer Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.4†	Employment Agreement with Michael A. Feinstein, M.D.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008
10.5†	Employee Agreement dated September 29, 2022 - Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2022
10.6†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2010
10.7†	Employment Agreement with Terry W. Stovold	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012

23

10.10	Lease Agreement dated December 12, 2013 relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.11	Lease Amendment dated September 28, 2018	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.12	Lease Amendment dated March 3, 2024	Filed herewith
10.13	Lease Amendment dates March 22, 2025	Filed herewith
10.14	Business Loan Agreement, Promissory Note and Commercial Security Agreement dated November 28, 2018 between the Company and Santander Bank	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.15	Stock Purchase Agreement - Dated August 1, 2022	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 5, 2022
10.16	Stock Purchase Agreement, dated September 11, 2023, by and between Nocopi Technologies, Inc. and Frost Gamma Investments Trust	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 13, 2023
10.17	Registration Rights Agreement, dated as of September 11, 2023, 2023, by and between Nocopi Technologies, Inc. and Frost Gamma Investments Trust.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 13, 2023
10.18†	Employment Agreement dated October 19, 2023 between the Company and Michael S. Liebowitz	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 23, 2023
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005
19.1	Insider Trading Policy	Filed herewith
21.1	Subsidiaries of the Registrant	Incorporated by reference to the Company’s Form 10-K filed March 25, 2024
23.1	Consent of Stephano Slack LLC	Filed herewith
23.2	Consent of Morison Cogen LLP	Filed herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

-------

† Compensation plans and arrangements for executives and others.

24