Form 10-Q
period 2025-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2025-05-13
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,792,913 shares of common stock, par value $0.01, as of May 7, 2025.

NOCOPI TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Nocopi Technologies, Inc.

Statements of Comprehensive Income (Loss)*

(unaudited)

	Three Months ended March 31
	2025	2024
Revenues
Licenses, royalties and fees	$190,300	$86,500
Product and other sales	288,700	311,800
Total revenues	479,000	398,300
Cost of revenues
Licenses, royalties and fees	43,500	51,800
Product and other sales	161,800	180,900
Total cost of revenues	205,300	232,700
Gross profit	273,700	165,600
Operating expenses
Research and development	45,000	41,400
Sales and marketing	91,000	69,000
General and administrative	223,500	1,214,800
Total operating expenses	359,500	1,325,200
Net loss from operations	(85,800)	(1,159,600)

Other income (expenses)
Interest income	117,200	137,100
Interest expense and bank charges	(5,900)	(5,700)
Total other income (expenses)	111,300	131,400
Net income (loss) before income taxes	25,500	(1,028,200)
Income taxes	—	—
Net income (loss)	$25,500	$(1,028,200)
Net income (loss) per common share
Basic and Diluted	$.002	$(.10)
Weighted average common shares outstanding
Basic and Diluted	10,792,913	10,501,178

*See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

(unaudited)

	March 31	December 31
	2025	2024

Assets
Current assets
Cash and cash equivalents	$11,209,400	$10,839,700
Accounts receivable less $12,000 allowance for credit losses	1,179,300	1,234,500
Inventory, net of allowance of $81,000 and $85,400	323,800	349,600
Prepaid and other	94,100	155,700
Total current assets	12,806,600	12,579,500

Fixed assets
Leasehold improvements	81,500	81,500
Furniture, fixtures and equipment	179,700	179,700
Fixed assets, gross	261,200	261,200
Less: accumulated depreciation and amortization	246,200	244,500
Total fixed assets	15,000	16,700
Other assets
Long-term receivables	1,196,800	1,292,800
Operating lease right of use – building	13,100	32,400
Total other assets	1,209,900	1,325,200
Total assets	$14,031,500	$13,921,400

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$62,900	$20,900
Accrued expenses	155,000	108,300
Stock compensation payable	48,400	26,800
Operating lease liability – current	14,200	35,200
Total current liabilities	280,500	191,200

Long-term liabilities
Accrued expenses, non-current	83,700	90,400
Total liabilities	364,200	281,600

Stockholders' equity
Common stock, $0.01 par value Authorized – 75,000,000 shares Issued and outstanding – March 31, 2025-10,792,913 shares, December 31, 2024-10,501,178 shares	107,900	107,900
Paid-in capital	25,582,400	25,580,400
Accumulated deficit	(12,023,000)	(12,048,500)
Total stockholders' equity	13,667,300	13,639,800
Total liabilities and stockholders' equity	$14,031,500	$13,921,400

*See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Three Months ended March 31
	2025	2024
Operating Activities
Net income (loss)	$25,500	$(1,028,200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,700	14,200
Stock-based compensation	23,600	912,000
Amortization of operating lease right of use-building	19,300	13,200
Inventory reserve	(4,400)	(38,300)
(Increase) decrease in assets
Accounts receivable	55,200	139,200
Inventory	30,200	116,000
Interest receivable	—	(45,100)
Prepaid and other current assets	61,600	21,200
Long-term receivables	96,000	150,400
Increase (decrease) in liabilities
Accounts payable	42,000	22,800
Accrued expenses	40,000
Operating lease liability-current	(21,000)	(13,200)
Net cash provided by operating activities	369,700	264,200

Investing Activities
Additions to fixed assets	—	(8,000)
Sale of short-term investments	—	1,074,700
Net cash provided by investing activities	—	1,066,700

Increase in cash and cash equivalents	369,700	1,330,900

Cash and Cash Equivalents
Beginning of period	10,839,700	2,269,200
End of period	$11,209,400	$3,600,100

*See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Three Months ended March 31, 2025 and March 31, 2024

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	10,792,913	$107,900	$25,580,400	$(12,048,500)	$13,639,800
Stock-based compensation			2,000		2,000
Net income		—	—	25,500	25,500
Balance at March 31, 2025	10,792,913	$107,900	$25,582,400	$(12,023,000)	$13,667,300

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	10,501,178	$105,000	$21,647,100	$(9,369,600)	$12,382,500
Net loss		—	—	(1,028,200)	(1,028,200)
Balance at March 31, 2024	10,501,178	$105,000	$21,647,100	$(10,397,800)	$11,354,300

* See accompanying notes to these condensed financial statements.

 NOCOPI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2. Significant Accounting Policies included in the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 25, 2025 (the “2024 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The notes to financial statements included in the 2024 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2025 may not be necessarily indicative of the operating results expected for the full year.

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

Reclassifications

Certain reclassifications have been made to the 2024 financial statements in order to conform to the 2025 financial statement presentation.

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

Recently Adopted Accounting Pronouncements

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

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Stock-Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. On June 17, 2024, the Company’s shareholders approved the Nocopi Technologies, Inc. 2024 Incentive Compensation Plan (the “2024 Plan”), which allows the Company to issue equity awards to directors, officers, other employees and consultants of the Company. As of March 31, 2025, 5,000 unvested restricted stock units (“RSUs”) are outstanding under the 2024 Plan. In addition, as of March 31, 2025, 149,805 shares have been issued in settlement of vested RSUs granted under the 2024 Plan. As of March 31, 2025, the unamortized value related to grants under the 2024 Plan was $6,100.

As part of an employment agreement, the Company granted (the “Prior Grant”) to an executive a one-time equity award of 1,000,000 RSUs valued at $3,580,000, fair value, which award was originally set to vest in its entirety on August 18, 2024. The fair market value of the restricted stock award was determined based on the closing price of the Company’s common stock on the grant date and was expensed on a straight-line basis to general and administrative expense as stock-based compensation over the one-year vesting term. The Company recorded stock-based compensation expense of $890,100 for the three months ended March 31, 2024. Under the original terms of the award, to the extent the Company had not established an employee equity compensation plan on or prior to August 18, 2024, the RSUs may have been converted, at the election of the executive, in full or in part, into cash compensation, at a rate of $3.58 per share of common stock, which was the fair market value of the common stock on October 10, 2023, which was the date the Board of Directors approved the grant. Since the issuance of the RSUs can be settled in cash, the monthly expense was credited to a liability account, stock compensation liability, instead of equity.

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

Note 3. Cash and Cash Equivalents

	March 31 2025	December 31 2024
Cash and cash equivalents
Cash and money market funds	$11,209,400	$10,839,700
Cash and cash equivalents	$11,209,400	$10,839,700

Note 4. Inventories

	March 31 2025	December 31 2024
Inventories consist of the following
Raw materials	$404,700	$428,000
Finished goods	100	7,000
	404,800	435,000
Less: Allowance	(81,000)	(85,400)
	$323,800	$349,600

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Long-term Receivables

As of March 31, 2025 and December 31, 2024, the Company had long-term receivables of $1,196,800 and $1,292,800, respectively, from three and two licensees, respectively, representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the second quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with three existing licensees. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company's incremental borrowing rate of 6.32% for two licensees that renewed in 2022 and 8.14% for one licensee that renewed in January 2025.

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

The Company determined that the above conditions were met upon execution of the three license agreements. The commissions are payable over the term of the license agreements and are due when payments are received by the Company. As of March 31, 2025 and December 31, 2024, the accrued commission payable balance was $125,200 and $128,500, respectively, included on the balance sheet in accrued expenses and accrued expenses, non-current.

The current portion of the three license agreements in the amount of $593,700 and $545,700, is included in accounts receivable on the balance sheets as of March 31, 2025 and December 31, 2024, respectively.

The following table summarizes the future minimum payments due under the three license agreements as of March 31, 2025:

Year Ending December 31:
2025	$465,000
2026	624,000
2027	557,500
2028	260,000
Total	$1,906,500

The Company has evaluated the collectability of the long-term receivables and believes them to be fully collectible as of March 31, 2025. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at its present value as of March 31, 2025, and the receivable and imputed interest will be amortized over the term of the license agreements using the effective interest method. The unamortized balance of the long-term receivables as of March 31, 2025 and December 31, 2024 was $1,196,800 and $1,292,800, respectively. The unamortized imputed interest balance as of March 31, 2025 and December 31, 2024 was $108,400 and $110,500, respectively, which will be recognized as interest income through June 30, 2028. Interest income derived from long-term receivables was $4,900 and $3,200 for the three months ended March 31, 2025 and 2024, respectively, included in the statements of comprehensive income (loss).

Note 6. Stockholders’ Equity

On September 11, 2023, the Company entered into a stock purchase agreement in connection with a private placement for total gross proceeds of $5.0 million. The stock purchase agreement provided for the issuance of an aggregate of 1,250,000 shares of the Company’s common stock to an investor at a purchase price of $4.00 per share. On September 11, 2023, the sale pursuant to the Purchase Agreement closed. No placement fees or commissions were paid in connection with this transaction. In addition, as consideration for general advisory services until the third anniversary, the Company agreed to issue an aggregate total of 65,790 shares of common stock with a total fair market value on the date of grant of $263,160, which shares shall be issued as follows: one-third (21,930 shares) on September 11, 2024, which was issued on such date, one-third (21,930 shares) on September 11, 2025 and one-third (21,930 shares) on September 11, 2026. The Company expenses the value of the stock grant, which is determined to be the fair market value of the shares at the date of grant, straight-line over the term of the advisory agreement. For the three months ended March 31, 2025 and 2024, the Company recognized $21,600 and $21,800, respectively, of consulting expense associated with this issuance. On September 11, 2024, the Company issued 21,930 shares of its common stock for advisory services upon the vesting of the first tranche described above with a fair value of $87,700, which was fully expensed upon issuance. As of March 31, 2025, the unamortized value related to the grant for advisory services was $127,000.

On December 24, 2024, an executive of the Company was granted 10,000 RSUs, of which 5,000 RSU’s vested on December 24, 2024 and the remaining 5,000 RSUs vest on December 24, 2025, with a total fair market value on date of grant of $16,700 of which $8,350 was vested. The Company expenses the value of the stock grant, which is determined to be the fair market value of the non-vested shares at the date of grant, straight-line over the vesting period. For the three months ended March 31, 2025 and 2024, the Company recognized $2,100 and $0, respectively, of stock-based compensation expense.
7

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Income Taxes

There was no income tax expense reflected in the results of operations for the quarter ended March 31, 2025 and the year ended December 31, 2024, because the Company carried forward net losses for tax purposes.

As of March 31, 2025 and December 31, 2024, the Company had federal net operating loss carry forwards of $664,000 and $707,000, respectively, and state net operating loss carryforwards of $2,546,000 and $2,568,000, respectively, which may be used to offset future taxable income. The remaining federal NOL's will not expire but will be limited to 80% of taxable income. The Pennsylvania NOL's began to expire in 2024, with $1,307,000 expiring by 2032. The remaining Pennsylvania NOL's expire in 20 years and the Florida NOL's will not expire.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	March 31, 2025	December 31, 2024

Deferred tax assets/(liabilities)
Net operating loss carryforward	$336,700	$595,300
R&D Credits	39,000	41,300
Stock-based compensation	600	—
Operating lease assets	300	800
Capitalize research & development costs	81,300	73,400
Depreciation & amortization	900	600
Total deferred tax assets	458,800	711,400
Valuation allowance	(458,800)	(711,400)
Net	$—	$—

For the quarter ended March 31, 2025, the net decrease in valuation allowance was $252,600.

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

Reconciliation of the statutory federal income tax to the Company's effective tax:

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
Statutory federal tax rate	5,300	21.00	(568,900)	(21.00)
State tax, net of federal benefit	3,100	12.00	(272,900)	(10.00)
NOL adjustment and other attributes	244,200	959.00	(168,000)	(6.00)
Stock based compensation	—	—	1,027,100	38.00
Other	—	—	(136,300)	(5.00)
Valuation allowance	(252,600)	(992.00)	119,000	4.00

Provision (Benefit) for income taxes	—	—	—	—

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

Tax years 2021 through 2024 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

Note 8. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Since the Company did not have any common stock equivalents outstanding as of March 31, 2025 and March 31, 2024, basic and diluted earnings (loss) per share were the same.

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended March 31
	2025	2024
Customer A	51%	68%
Customer B	12%	16%
Customer C	21%	0%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31 2025	December 31 2024
Customer A	13%	15%
Customer B	75%	78%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2025	2024
North America	$185,100	$77,700
Asia	272,200	302,000
Australia	21,700	18,600
	$479,000	$398,300

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Leases

The Company conducts its operations in leased facilities under a non-cancelable operating lease expiring on May 31, 2025.

The Company entered into a second amendment to the operating lease agreement, relating to the leased facilities.  The second amendment provides for an extension term to December 31, 2027, and for monthly rent payments of, initially, $7,147.00, escalating annually by 3.5%. The second amendment was signed on March 21, 2025 but is not effective until June 1, 2025. As such, no adjustments have been made to the condensed financial statements. The Company will account for the lease modification in the second quarter 2025 in accordance with ASC 842.

Other than as set forth above, the terms of the Lease Agreement remain unchanged.

The Company has capitalized the present value of the minimum lease payments commencing May 1, 2024, using an estimated incremental borrowing rate of 6.5%. The minimum lease payments do not include common area annual expenses which are considered to be non-lease components.

As of March 31, 2025 and December 31, 2024, the operating lease asset amounted to $13,100 and $32,400, respectively, and operating lease liability amounted to $14,200 and $35,200, respectively.

There are no other material operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

Total operating lease costs were $19,800 and $13,300 for the three months ended March 31, 2025 and 2024, respectively.

Undiscounted future minimum lease payments as of March 31, 2025, by year and in aggregate are as follows:

Operating Leases
Year ending December 31
2025	$14,300
Total lease payments	14,300
Less imputed interest	(100)
Total	$14,200

Note 11. Segment Reporting

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple business units.

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the statement of comprehensive loss. The following table presents a reconciliation of segment operating loss to net income (loss):

	Three Months ended March 31
	2025	2024
Revenues
Licenses, royalties and fees	$190,300	$86,500
Product and other sales	288,700	311,800
Total revenues	479,000	398,300
Cost of revenues
Licenses, royalties and fees	43,500	51,800
Product and other sales	161,800	180,900
Total cost of revenues	205,300	232,700
Gross profit	273,700	165,600

Operating expenses
Research and development	45,000	41,400
Sales and marketing	91,000	69,000
General and administrative	223,500	1,214,800
Total operating expenses	359,500	1,325,200
Net loss from operations	(85,800)	(1,159,600)

Other income (expenses)
Interest income	117,200	137,100
Interest expense and bank charges	(5,900)	(5,700)
Total other income (expenses)	111,300	131,400
Net income (loss) before income taxes	25,500	(1,028,200)
Income taxes	—	—
Net income (loss)	$25,500	$(1,028,200)

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

•	Research and Development: includes costs related to personnel, laboratory materials and supplies and product development and testing for ink technologies.

•	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.

•	Sales and Marketing: includes personnel costs and other sales related expenses.

•	Cost of Revenues: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer from the Company’s facility.

Since the Company has only one reportable segment, no additional segment disclosures are required beyond entity-wide disclosures presented below.

Entity-Wide Disclosures

•	Geographic Revenue Information: For the three months ended March 31, 2025 39% of the Company’s net sales were generated in North America and 61% internationally. For the three months ended March 31, 2024, 20% of the Company’s net sales were generated in North America and 80% were generated internationally. Refer to Note 9.

•	Major Customers:. The Company had three customers that accounted for 84% of revenue and 88% of net accounts receivable for the three months ended March 31, 2025. In addition, the Company had two customers that accounted for 84% of revenue for the three months ended March 31, 2024 and 93% of net accounts receivable as of December 31, 2024. Refer to Note 9.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The extent to which we are successful in gaining new long-term relationships with customers or retaining significant existing customers and the level of service failures that could lead customers to use competitors' services.
•	Strategic actions, including business acquisitions and our success in integrating acquired businesses.
•	Our ability to improve our current credit rating with our vendors and the impact on our raw materials and other costs and competitive position of doing so.
•	The impact of losing our intellectual property protections or the loss in value of our intellectual property.
•	Changes in customer demand.
•	The occurrence of hostilities, political instability or catastrophic events.
•	Developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards.
•	Security breaches, cybersecurity attacks and other significant disruptions in our information technology systems.
•	Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, and throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of the 2024 Annual Report.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with our condensed financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in the Annual Report.

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

Revenues for the first quarter of 2025 were $479,000 compared to $398,300 in the first quarter of 2024, an increase of $80,700, or approximately 20%. Licenses, royalties and fees increased by $103,800, or approximately 120%, in the first quarter of 2025 to $190,300 from $86,500 in the first quarter of 2024. The increase in licenses, royalties and fees in the first quarter of 2025 compared to the first quarter of 2024 is due primarily to the renewal of one of our existing licenses, which resulted in the recognition of the future minimum guaranteed royalty payments of $101,600. We cannot assure you that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales decreased by $23,100, or approximately 7%, to $288,700 in the first quarter of 2025 from $311,800 in the first quarter of 2024. Sales of ink decreased in the first quarter of 2025 compared to the first quarter of 2024 due primarily to lower ink shipments to the third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market. In the first quarter of 2025, the Company derived revenues of approximately $354,900 from the Company’s licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $369,500 in the first quarter of 2024.

The Company’s gross profit increased to $273,700, or approximately 57% of gross revenues, in the first quarter of 2025 from $165,600, or approximately 42% of gross revenues, in the first quarter of 2024 due to increase in licenses and royalties and a decrease in fees and product and other sales revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as the Company’s overall gross profit. The gross profit from licenses, royalties and fees increased to approximately 77% in the first quarter of 2025 from approximately 40% in the first quarter of 2024.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. Primarily due to lower sales of ink and other products and the overall mix in the first quarter of 2025 compared to the first quarter of 2024, there was a higher gross profit from product and other sales of approximately 44% of revenues in the first quarter of 2025 compared to a gross profit of approximately 42% of revenues in the first quarter of 2024.

Research and development expenses increased in the first quarter of 2025 to $45,000 compared to $41,400 in the first quarter of 2024 due primarily to higher lab expenses in the first quarter of 2025 compared to the first quarter of 2024.

Sales and marketing expenses increased to $91,000 in the first quarter of 2025 from $69,000 in the first quarter of 2024 due primarily to higher commission expense on the higher level of revenues in the first quarter of 2025 compared to the first quarter of 2024 as well as an increase in rent & occupancy expenses.

General and administrative expenses decreased in the first quarter of 2025 to $223,500 compared to $1,214,800 in the first quarter of 2024 due primarily to lower stock-based compensation, higher professional fees, and lower employee related expenses in the first quarter of 2025 compared to the first quarter of 2024.

For the first quarter of 2025, there was no income tax benefit for the net income for the first quarter of 2025 due to the recording of a full valuation allowance since it is more likely than not that that the realization of the net deferred tax assets would not be realized. Income taxes in the first quarter of 2024 include federal and state income taxes. The state income taxes result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net income of $25,500 in the first quarter of 2025 compared to the net loss of $1,028,200 in the first quarter of 2024 resulted primarily from a higher level of ink licenses, product, and other sales revenue in combination with lower quarterly operating expenses, as well as the positive other income generated in the first quarter of 2025, when compared to the first quarter of 2024.

Plan of Operation, Liquidity and Capital Resources

During the first quarter of 2025, the Company’s cash increased to $11,209,400 at March 31, 2025 from $10,839,700 at December 31, 2024. During the first quarter of 2025, the Company generated $369,700 from its operating activities.

During the first quarter of 2025, the Company’s revenues increased approximately 20% primarily as a result of higher licenses, royalties and fees revenue in the entertainment and toy products, which more than offset a modest decline in product and other sales of ink to an authorized printer of the Company. Our total overhead expenses decreased in the first quarter of 2025 to $359,500 compared to $1,325,200 in the first quarter of 2024, and the Company’s interest income decreased in the first quarter of 2025 compared to the first quarter of 2024. As a result of these factors, the Company generated net income of $25,500 in the first quarter of 2025 compared to a net loss of $1,028,200 in the first quarter of 2024. The Company had positive operating cash flow of $369,700 during the first quarter of 2025. At March 31, 2025, the Company had working capital of $12,526,100 and stockholders’ equity of $13,667,300. For the full year of 2024, the Company had a net loss of $2,678,900 and had positive operating cash flow of $594,800. At December 31, 2024, the Company had working capital of $12,388,300 and stockholders’ equity of $13,639,800.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment in 2025 and beyond and its effect on the global economy, geopolitical instability including the ongoing conflict between Russia and Ukraine war and conflicts in the Middle East and the supply chain disruptions related to both as well as the record inflation and significantly higher interest rates currently being experienced in the United States along with the probability of an economic recession both in the United States and globally. As a result, our revenues, results of operations and liquidity may be negatively impacted in future periods.

Contractual Obligations

As of March 31, 2025, there were no material changes in our contractual obligations from those disclosed in the 2024 Annual Report, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of March 31, 2025 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company's financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2025, there were no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Information about risk factors for the quarter ended March 31, 2025 does not differ materially from that set forth in Part I, Item 1A of the 2024 Annual Report.

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

For the quarter ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

NOCOPI TECHNOLOGIES, INC.

DATE: May 13, 2025	/s/ Matthew C. Winger
Matthew C. Winger
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)

DATE: May 13, 2025	/s/ Debra E. Glickman
Debra E. Glickman
Chief Financial Officer (Principal Financial and Accounting Officer)

