Form 10-Q
period 2025-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2025-08-11
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,792,913 shares of common stock, par value $0.01, as of August 6, 2025.

NOCOPI TECHNOLOGIES, INC.

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Comprehensive Loss*

(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2025	2024	2025	2024
Revenues
Licenses, royalties and fees	$140,100	$89,000	$330,400	$175,500
Product and other sales	219,900	370,000	508,600	681,800
	360,000	459,000	839,000	857,300

Cost of revenues
Licenses, royalties and fees	39,100	51,000	82,600	102,700
Product and other sales	129,400	177,700	291,200	358,700
	168,500	228,700	373,800	461,400
Gross profit	191,500	230,300	465,200	395,900

Operating expenses
Research and development	43,200	42,100	88,200	83,500
Sales and marketing	57,300	75,900	148,300	144,900
General and administrative	263,500	1,254,700	487,000	2,469,500
	364,000	1,372,700	723,500	2,697,900
Net loss from operations	(172,500)	(1,142,400)	(258,300)	(2,302,000)

Other income (expenses)
Interest income	120,000	142,800	237,200	279,900
Interest expense and bank charges	(6,100)	(5,800)	(12,000)	(11,500)
	113,900	137,000	225,200	268,400
Net loss before income taxes	(58,600)	(1,005,400)	(33,100)	(2,033,600)
Income taxes	—	—	—	—
Net loss	$(58,600)	$(1,005,400)	$(33,100)	$(2,033,600)

Net loss per common share
Basic and diluted	$(.01)	$(.10)	$(.003)	$(.19)

Weighted average common shares outstanding
Basic and diluted	10,792,913	10,501,178	10,792,913	10,501,178

See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

 (unaudited)

	June 30 2025	December 31 2024
Assets
Current assets
Cash	$11,295,000	$10,839,700
Accounts receivable less $12,000 allowance for credit losses	1,134,000	1,234,500
Inventory, net of allowance of $86,500 and $85,400	372,200	349,600
Prepaid and other	113,800	155,700
Total current assets	12,915,000	12,579,500

Fixed assets
Leasehold improvements	81,500	81,500
Furniture, fixtures and equipment	179,700	179,700
Fixed assets, gross	261,200	261,200
Less: accumulated depreciation and amortization	247,900	244,500
Total fixed assets	13,300	16,700

Other assets
Long-term receivable	1,073,500	1,292,800
Operating lease right of use – building	198,400	32,400
Total other assets	1,271,900	1,325,200
Total assets	$14,200,200	$13,921,400

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$107,600	$20,900
Accrued expenses	130,800	108,300
Stock compensation payable	70,300	26,800
Operating lease liability – current	129,400	35,200
Total current liabilities	438,100	191,200

Long-term liabilities
Accrued expenses – non-current	75,100	90,400
Operating lease liability – non-current	76,200	—
	589,400	281,600

Stockholders' equity
Common stock, $0.01 par value Authorized – 75,000,000 shares Issued and outstanding – 10,792,913 shares	107,900	107,900
Paid-in capital	25,584,500	25,580,400
Accumulated deficit	(12,081,600)	(12,048,500)
Total stockholders' equity	13,610,800	13,639,800
Total liabilities and stockholders' equity	$14,200,200	$13,921,400

*See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Six Months ended June 30
	2025	2024
Operating Activities
Net loss	$(33,100)	$(2,033,600)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,400	21,700
Stock-based compensation	47,600	1,823,900
Amortization of operating lease right of use-building	38,500	17,600
Inventory reserve	1,100	(59,200)
(Increase) decrease in assets
Accounts receivable	100,500	22,300
Inventory	(23,700)	187,900
Interest receivable	—	(92,300)
Prepaid and other current assets	41,900	17,000
Long-term receivables	219,300	203,300
Increase (decrease) in liabilities
Accounts payable	86,700	72,700
Accrued expenses	7,200	20,400
Operating lease liability-current	(34,100)	53,000
Taxes on income	—	—
Net cash provided by operating activities	455,300	254,700

Investing Activities
Additions to fixed assets	—	(8,700)
Sale of short-term investment	—	2,162,600
Net cash provided by investing activities	—	2,153,900

Increase in cash and cash equivalents	455,300	2,408,600

Cash and Cash Equivalents
Beginning of year	10,839,700	2,269,200
End of period	$11,295,000	$4,677,800

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right of use asset and liability	$204,500	$—

*See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Three and Six Months ended June 30, 2025 and June 30, 2024

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	10,792,913	$107,900	$25,580,400	$(12,048,500)	$13,639,800
Stock-based compensation	—	—	2,000	—	2,000
Net income	—	—	—	25,500	25,500
Balance at March 31, 2025	10,792,913	107,900	25,582,400	(12,023,500)	13,667,300
Stock-based compensation	—	—	2,100	—	2,100
Net loss	—	—	—	(58,600)	(58,600)
Balance at June 30, 2025	10,792,913	$107,900	$25,584,500	$(12,081,600)	$13,610,800

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	10,501,178	$105,000	$21,647,100	$(9,369,600)	$12,382,500
Net loss	—	—	—	(1,028,200)	(1,028,200)
Balance at March 31, 2024	10,501,178	105,000	21,647,100	(10,397,800)	11,354,300
Net loss	—	—	—	(1,005,400)	(1,005,400)
Balance at June 30, 2024	10,501,178	$105,000	$21,647,100	$(11,403,200)	$10,348,900

* See accompanying notes to these condensed financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 25, 2025 (the “2024 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The notes to financial statements included in the 2024 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2025 may not be necessarily indicative of the operating results expected for the full year.

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

Reclassifications

Certain reclassifications have been made to the 2024 financial statements in order to conform to the 2025 financial statement presentation. There was no impact to the Company’s 2024 net loss.

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

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis and provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 11 - Segment Reporting.

Note 2. Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. On June 17, 2024, the Company’s shareholders approved the Nocopi Technologies, Inc. 2024 Incentive Compensation Plan (the “2024 Plan”), which allows the Company to issue equity awards to directors, officers, other employees and consultants of the Company. As of June 30, 2025, 5,000 unvested restricted stock units (“RSUs”) are outstanding under the 2024 Plan. In addition, as of June 30, 2025, 149,805 shares have been issued in settlement of vested RSUs granted under the 2024 Plan. As of June 30, 2025, the unamortized value related to grants under the 2024 Plan was $4,000.

As part of an employment agreement, the Company granted (the “Prior Grant”) to an executive a one-time equity award of 1,000,000 RSUs valued at $3,580,000, fair value, which award was originally set to vest in its entirety on August 18, 2024. The fair market value of the restricted stock award was determined based on the closing price of the Company’s common stock on the grant date and was expensed on a straight-line basis to general and administrative expense as stock-based compensation over the one-year vesting term. The Company recorded stock-based compensation expense of $890,100 and $1,780,200 for the three and six months ended June 30, 2024. Under the original terms of the award, to the extent the Company had not established an employee equity compensation plan on or prior to August 18, 2024, the RSUs may have been converted, at the election of the executive, in full or in part, into cash compensation, at a rate of $3.58 per share of common stock, which was the fair market value of the common stock on October 10, 2023, which was the date the Board of Directors approved the grant. Since the issuance of the RSUs can be settled in cash, the monthly expense was credited to a liability account, stock compensation liability, instead of equity.

On August 16, 2024, the executive agreed to cancel and forfeit the Prior Grant and, in lieu of the Prior Grant, the Company granted the executive 1,649,769 RSUs (“Replacement Grant”), pursuant to and subject to the 2024 Plan and an award agreement, as approved by the Board of Directors. The fair market value of the replacement grant was $3,580,000, which was determined based on the closing price of the Company’s common stock on the grant date. The shares of common stock underlying the Replacement Grant shall vest ratably and quarterly over a two-year period beginning on the Replacement Grant date, August 16, 2024. The cancellation and issuance of the Replacement Grant is treated as a modification of an award under FASB ASC 718. This modification resulted in an incremental fair value of $1,410,000, calculated as the difference between the fair value of the Replacement Grant and the fair value of the Prior Grant on the modification date. The incremental fair value will be recognized as additional compensation expense on a straight-line basis over the new two-year vesting period. The Company will relieve the stock compensation liability on a proportional basis as the Replacement Grant vests. On December 23, 2024, the executive agreed to forfeit to the Company all remaining 1,443,548 shares underlying the unvested RSUs outstanding under the Replacement Grant. The fair market value of $3,132,500 was recorded as a credit to equity and a debit to stock compensation payable. The RSUs were excluded from the diluted earnings per share as their effect was anti-dilutive for the periods presented.

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Cash and Cash Equivalents

	June 30 2025	December 31 2024
Cash and cash equivalents
Cash and money market funds	$11,295,000	$10,839,700
	$11,295,000	$10,839,700

Cash deposits exceeding federally insured limits are subject to credit risk. The Company maintains its cash and cash equivalents primarily with PNC Bank, which are insured by the FDIC up to $250,000. At June 30, 2025 and December 31, 2024, the Company had $11,045,000 and $10,589,700 in excess of the FDIC insured limit, respectively.

Note 4. Inventories

	June 30 2025	December 31 2024
Inventories consist of the following
Raw materials	$452,600	$428,000
Work In Process	6,100	—
Finished goods	—	7,000
	458,700	435,000
Less: Allowance	(86,500)	(85,400)
	$372,200	$349,600

Note 5. Long-term Receivables

As of June 30, 2025 and December 31, 2024, the Company had long-term receivables of $1,073,500 and $1,292,800, respectively, from four and two licensees, respectively, representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the fourth quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with three existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company's incremental borrowing rate of 6.32% for two licensees that renewed in 2022 and 8.14% for a licensee that renewed in January 2025 and new licensee in June 2025.

The four agreements grant licenses for the use of certain patented ink technology as it exists at the time that it is granted which is considered functional intellectual property. Under Topic 606, a performance obligation to transfer a license for functional intellectual property is satisfied at a point in time and the fixed consideration could be recognized upfront when the Company transfers control of the licensee if certain criteria are met. Specifically, the minimum royalty guarantee could be recognized upfront if the following conditions are met:

•	The royalty payment is fixed or determinable

•	Collection of the royalty payment is considered probable

•	The licensee has the ability to benefit from the licensed technology

The Company determined that the above conditions were met upon execution of the four license agreements. The commissions are payable over the term of the license agreements and are due when payments are received by the Company. As of June 30, 2025 and December 31, 2024, the accrued commission payable balance was $116,900 and $128,500, respectively, included on the balance sheet in accrued expenses and accrued expenses, non-current.

The current portion of the license agreements in the amount of $597,200 and $545,700, is included in accounts receivable on the balance sheets as of June 30, 2025 and December 31, 2024, respectively.

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the future minimum payments due under the four license agreements as of June 30, 2025:

Year Ending December 31:
2025	$310,000
2026	634,000
2027	567,500
2028	270,000
Total	$1,781,500

The Company has evaluated the collectability of the long-term receivables and believes them to be fully collectible as of June 30, 2025. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at its present value as of June 30, 2025, and the receivable and imputed interest will be amortized over the term of the license agreements using the effective interest method. The book value approximates the fair value for long-tern receivables. The unamortized balance of the long-term receivables as of June 30, 2025 and December 31, 2024 was $1,073,500 and $1,292,800, respectively. The unamortized imputed interest balance as of June 30, 2025 and December 31, 2024 was $102,900 and $110,500, respectively, which will be recognized as interest income through December 31, 2028. Interest income derived from long-term receivables was $5,500 and $3,700 for the three months ended June 30, 2025 and 2024, respectively, and $10,500 and $6,900 for the six months ended June 30, 2025 and 2024, respectively, included in the statements of comprehensive income (loss).

Note 6. Stockholders’ Equity

On September 11, 2023, the Company entered into a stock purchase agreement in connection with a private placement for total gross proceeds of $5.0 million. The stock purchase agreement provided for the issuance of an aggregate of 1,250,000 shares of the Company’s common stock to an investor at a purchase price of $4.00 per share. On September 11, 2023, the sale pursuant to the Purchase Agreement closed. No placement fees or commissions were paid in connection with this transaction. In addition, as consideration for general advisory services until the third anniversary, the Company agreed to issue an aggregate total of 65,790 shares of common stock with a total fair market value on the date of grant of $263,160, which shares shall be issued as follows: one-third (21,930 shares) on September 11, 2024, which was issued on such date, one-third (21,930 shares) on September 11, 2025 and one-third (21,930 shares) on September 11, 2026. The Company expenses the value of the stock grant, which is determined to be the fair market value of the shares at the date of grant, straight-line over the term of the advisory agreement. For the three months ended June 30, 2025 and 2024, the Company recognized $21,800 and $21,800, respectively, of consulting expense associated with this issuance. For the six months ended June 30, 2025 and 2024, the Company recognized $43,500 and $43,700, respectively, of consulting expense associated with this issuance. On September 11, 2024, the Company issued 21,930 shares of its common stock for advisory services upon the vesting of the first tranche described above with a fair value of $87,700. As of June 30, 2025, the unamortized value related to the grant for advisory services was $105,200.

On December 24, 2024, an executive of the Company was granted 10,000 RSUs, of which 5,000 RSU’s vested on December 24, 2024 and the remaining 5,000 RSUs vest on December 24, 2025, with a total fair market value on date of grant of $16,700 of which $8,350 was vested. The Company expenses the value of the stock grant, which is determined to be the fair market value of the non-vested shares at the date of grant, straight-line over the vesting period. For the three and six months ended June 30, 2025 , the Company recognized $2,100 and $4,100, respectively, of stock-based compensation expense. For the three and six months ended June 30, 2024, the Company recognized $0 of stock-based compensation expense.
8

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Income Taxes

There was no income tax expense reflected in the results of operations for the quarter ended June 30, 2025 and 2024 and the year ended December 31, 2024, because the Company utilized net operating loss carryforwards.

As of June 30, 2025 and December 31, 2024, the Company had federal net operating loss carry forwards of $647,000 and $707,000, respectively, and state net operating loss carryforwards of $2,501,000 and $2,568,000, respectively, which may be used to offset future taxable income. The remaining federal NOL's will not expire but will be limited to 80% of taxable income. The Pennsylvania NOL's began to expire in 2024, with $1,307,000 expiring by 2032. The remaining Pennsylvania NOL's expire in 20 years and the Florida NOL's will not expire.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2025, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the six-month period ended June 30, 2025. The Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits.

With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2022 and thereafter are subject to examination by the relevant taxing authorities. Net operating loss (NOL) carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by the statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the company may be subject to examination for prior NOLs generated as such NOLs are utilized.

Note 8. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Since the Company did not have any common stock equivalents outstanding as of June 30, 2025 and June 30, 2024, basic and diluted earnings (loss) per share were the same.

Note 9. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended June 30		Six Months ended June 30
	2025	2024	2025	2024
Customer A	58%	69%	54%	69%
Customer B	24%	14%	17%	15%
Customer C	—	—	12%	—

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30	December 31
	2025	2024
Customer A	13%	15%
Customer B	76%	78%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s revenues by geographic region are as follows:

	Three Months ended June 30		Six Months ended June 30
	2025	2024	2025	2024
North America	$136,600	$87,300	$321,700	$165,000
South America	—	600	—	600
Asia	210,200	357,300	482,400	659,300
Australia	13,200	13,800	34,900	32,400
	$360,000	$459,000	$839,000	$857,300

Note 10. Leases

The Company conducts its operations in leased facilities under a non-cancelable operating lease expiring on December 31, 2027.

The Company entered into a second amendment to the operating lease agreement, relating to the leased facilities. The second amendment provides for an extension term to December 31, 2027, and for monthly rent payments of, initially, $7,147.00, escalating annually by 3.5%. The second amendment became effective on June 1, 2025.

The Company has capitalized the present value of the minimum lease payments commencing June 1, 2025, using an estimated incremental borrowing rate of 6.5%. The minimum lease payments do not include common area annual expenses which are considered to be non-lease components.

As of June 30, 2025 and December 31, 2024, the operating lease asset amounted to $198,400 and $32,400, respectively, and operating lease liability amounted to $205,600 and $35,200, respectively.

There are no other material operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

Total operating lease costs were $20,400 and $40,000 for the three and six months ended June 30, 2025, respectively, and $17,600 and $31,000 for the three and six months ended June 30, 2024, respectively.

Undiscounted future minimum lease payments as of June 30, 2025, by year and in aggregate are as follows:

Operating Leases
Year ending December 31
2025	$42,900
2026	88,700
2027	91,900
Total lease payments	223,500
Less imputed interest	(17,900)
Total	$205,600

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the statement of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss:

	Three Months ended June 30		Six Months ended June 30
	2025	2024	2025	2024
Revenues
Licenses, royalties and fees	$140,100	$89,000	$330,400	$175,500
Product and other sales	219,900	370,000	508,600	681,800
Total revenues	360,000	459,000	839,000	857,300

Cost of revenues
Licenses, royalties and fees	39,100	51,000	82,600	102,700
Product and other sales	129,400	177,700	291,200	358,700
Total cost of revenues	168,500	228,700	373,800	461,400
Gross profit	191,500	230,300	465,200	395,900

Operating expenses
Research and development	43,200	42,100	88,200	83,500
Sales and marketing	57,300	75,900	148,300	144,900
General and administrative	263,500	1,254,700	487,000	2,469,500
Total operating expenses	364,000	1,372,700	723,500	2,697,900
Net income (loss) from operations	(172,500)	(1,142,400)	(258,300)	(2,302,000)

Other income (expenses)
Interest income	120,000	142,800	237,200	279,900
Interest expense and bank charges	(6,100)	(5,800)	(12,000)	(11,500)
Total other income (expenses)	113,900	137,000	225,200	268,400
Net income (loss) before income taxes	(58,600)	(1,005,400)	(33,100)	(2,033,600)
Income taxes	—	—	—	—
Net income (loss)	$(58,600)	$(1,005,400)	$(33,100)	$(2,033,600)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

•	Research and Development: includes costs related to personnel, laboratory materials and supplies and product development and testing for ink technologies.

•	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.

•	Sales and Marketing: includes personnel costs and other sales related expenses.

•	Cost of Revenues: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer from the Company’s facility.

Since the Company has only one reportable segment, no additional segment disclosures are required beyond entity-wide disclosures presented below.
11

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Entity-Wide Disclosures

•	Geographic Revenue Information: For both the three and six months ended June 30, 2025, 38% of the Company’s net sales were generated in North America and 62% internationally. For both the three and six months ended June 30, 2024, 19% of the Company’s net sales were generated in North America and 81% were generated internationally. Refer to Note 9.

•	Major Customers:. The Company had two and three customers that accounted for 82% and 83% of revenue for the three and six months ended June 30, 2025, respectively; and two customers that accounted for 89% of net accounts receivable for the quarter ended June 30, 2025. In addition, the Company had two customers that accounted for 83% and 84% of revenue for the three and six months ended June 30, 2024, respectively; and two customers that accounted for 93% of net accounts receivable as of December 31, 2024. Refer to Note 9.

Note 12. Subsequent Events – Enactment of Federal Tax Legislation

On July 2, 2025, subsequent to the end of the reporting period, U.S. Congress enacted the Taxpayer Fairness and Growth Act of 2025, which includes significant amendments to the Internal Revenue Code.

The Company is currently evaluating the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities. Because the enactment occurred after the end of the reporting period and before issuance of these financial statements, the effects have not been recognized in the accompanying condensed consolidated financial statements as of and for the period ended June 30, 2025, consistent with ASC 740 and ASC 855.

The Company expects the corporate rate reduction to have a favorable impact on its effective tax rate beginning in fiscal 2026. However, remeasurement of deferred tax balances and the application of new limitations may result in non-cash tax charges in future periods. The Company will continue evaluating the impact and recognize any required adjustments in the period of enactment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

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

Revenues for the second quarter of 2025 were $360,000 compared to $459,000 in the second quarter of 2024, a decrease of $99,000, or approximately 22%. Licenses, royalties and fees increased by $51,100, or approximately 57%, to $140,100 in the second quarter of 2025 from $89,000 in the second quarter of 2024. The increase in licenses, royalties and fees in the second quarter of 2025 compared to the second quarter of 2024 is due primarily to higher royalties from the Company’s licensees in entertainment and toy products markets and a new licensee. We cannot assure you that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales decreased by $150,100, or approximately 41%, to $219,900 in the second quarter of 2025 from $370,000 in the second quarter of 2024. Sales of ink decreased in the second quarter of 2025 compared to the second quarter of 2024 due primarily to lower ink shipments to the third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market. In the second quarter of 2025, the Company derived revenues of approximately $301,300 from the Company’s licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $424,800 in the second quarter of 2024.

 For the first six months of 2025, revenues were $839,000, representing a decrease of $18,300, or approximately 2%, from revenues of $857,300 in the first six months of 2024. Licenses, royalties and fees increased by $154,900, or approximately 88%, to $330,400 in the first six months of 2025 from $175,500 in the first six months of 2024. The increase in licenses, royalties and fees is due primarily to higher royalties from the Company’s licensees in the entertainment and toy products market, renewal of an existing licensee and a new licensee. We cannot assure you that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales decreased by $173,200, or approximately 25%, to $508,600 in the first six months of 2025 from $681,800 in the first six months of 2024. Sales of ink decreased in the first six months of 2025 compared to the first six of 2024 due primarily to lower ink shipments to the third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market. The Company derived revenues of approximately $631,500 from licensees and their authorized printers in the entertainment and toy products market in the first six months of 2025 compared to revenues of approximately $788,000 in the first six months of 2024.

The Company’s gross profit decreased to $191,500 in the second quarter of 2025, or approximately 53% of revenues, from $230,300 in the second quarter of 2024, or approximately 50% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

For the first six months of 2025, gross profit was $465,200, or approximately 55% of revenues, compared to $395,900, or approximately 46% of revenues, in the first six months of 2024. The higher gross profit in the first six months of 2025 compared to the first six months of 2024 was primarily due to an increase in gross profit from licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees increased to approximately 72% in the second quarter of 2025 compared to approximately 43% in the second quarter of 2024 and to approximately 75% of revenues from licenses, royalties and fees in the first six months of 2025 from approximately 41% in the first six months of 2024.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 41% of revenues in the second quarter of 2025 compared to approximately 52% of revenues in the second quarter of 2024. For the first six months of 2025, the gross profit, expressed as a percentage of revenues, decreased to approximately 43% of revenues from product and other sales compared to approximately 47% of revenues from product and other sales in the first six months of 2024

Research and development expenses increased in the second quarter of 2025 to $43,200 from $42,100 in the second quarter of 2024 and to $88,200 in the first six months of 2025 from $83,500 in the first six months of 2024 due primarily to higher lab expenses in the second quarter and first six months of 2025 compared to the second quarter and first six months of 2024.

Sales and marketing expenses decreased to $57,300 in the second quarter of 2025 from $75,900 in the second quarter of 2024 due primarily to lower commission and employee related expenses in the second quarter of 2025 compared to the second quarter of 2024. Sales and marketing expenses increased to $148,300 in the first six months of 2025 from $144,900 in the first six months of 2024 due primarily to lower commission expense on the lower level of revenues, higher lease expense and travel in the first six months of 2025 compared to the first six months of 2024.

General and administrative expenses decreased in the second quarter and first six months of 2025 to $263,500 and $487,000, respectively, from $1,254,700 and $2,469,500, respectively due primarily to lower stock-based compensation, higher professional fees, and lower employee related expenses in the second quarter and first six months of 2025 compared to the second quarter and first six months of 2024.

For the second quarter of 2025, there was no income tax benefit for the net losses for the second quarter of 2025 due to the recording of a full valuation allowance since it is more likely than not that that the realization of the net deferred tax assets would not be realized. Income taxes in the second quarter of 2025 include federal and state income taxes. The state income taxes result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net loss of $58,600 in the second quarter of 2025 compared to a net loss of $1,005,400 in the second quarter of 2024 resulted primarily from a higher gross profit on a higher level of licenses, royalties and fees and lower product sales, lower operating expenses and interest income in the second quarter of 2025 compared to the second quarter of 2024. The net loss of $33,100 in the first six months of 2025 compared to a net loss of $2,033,600 in the first six months of 2024 resulted primarily from a higher gross profit on a higher level of license, royalties, and fees and lower product sales in the first six months of 2025 compared to the first six months of 2024, lower operating expenses and interest income in the first six months of 2025 compared to the first six months of 2024.

Plan of Operation, Liquidity and Capital Resources

During the first six months of 2025, the Company’s cash increased to $11,295,000 at June 30, 2025 from $10,839,700 at December 31, 2024. During the first six months of 2025, the Company generated $455,300 from its operating activities.

During the first six months of 2025, the Company’s revenues decreased approximately 2% primarily as a result of lower sales of ink to an authorized printer of the Company’s licensees in the entertainment and toy products market and higher royalty revenues from the Company’s licensees in the entertainment and toy products market. Our total overhead expenses decreased in the first six months of 2025 to $723,500 compared to $2,697,900 in the first six months of 2024, and the Company’s interest income decreased in the first six months of 2025 compared to the first six months of 2024. As a result of these factors, the Company generated a net loss of $33,100 in the first six months of 2025 compared to a net loss of $2,033,600 in the first six months of 2024. The Company had positive operating cash flow of $455,300 during the first six months of 2025. At June 30, 2025, the Company had positive working capital of $12,400,700 and stockholders’ equity of $13,610,800. For the full year of 2024, the Company had a net loss of $2,678,900 and had positive operating cash flow of $594,800. At December 31, 2024, the Company had working capital of $12,388,300 and stockholders’ equity of $13,639,800.

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

Contractual Obligations

As of June 30, 2025, there were no material changes in our contractual obligations from those disclosed in the 2024 Annual Report, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of June 30, 2025 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2025, there were no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Information about risk factors for the quarter ended June 30, 2025 does not differ materially from that set forth in Part I, Item 1A of the 2024 Annual Report.

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

For the quarter ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

NOCOPI TECHNOLOGIES, INC.

DATE: August 11, 2025	/s/ Matthew C. Winger
Matthew C. Winger
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

DATE: August 11, 2025	/s/ Debra E. Glickman
Debra E. Glickman
Chief Financial Officer (Principal Financial and Accounting Officer)

