Form 10-Q
period 2025-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2025-11-12
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,814,843 shares of common stock, par value $0.01, as of November 6, 2025.

NOCOPI TECHNOLOGIES, INC.

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nocopi Technologies, Inc.

Statements of Comprehensive Loss*

(unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2025	2024	2025	2024
Revenues
Licenses, royalties and fees	$110,200	$151,500	$440,600	$327,000
Product and other sales	275,600	516,900	784,200	1,198,700
Total revenues	385,800	668,400	1,224,800	1,525,700

Cost of revenues
Licenses, royalties and fees	43,800	59,300	126,400	162,000
Product and other sales	164,500	228,800	455,700	587,500
Total cost of revenues	208,300	288,100	582,100	749,500
Gross profit	177,500	380,300	642,700	776,200

Operating expenses
Research and development	43,600	43,600	131,800	127,100
Sales and marketing	71,300	91,600	219,600	236,500
General and administrative	205,300	727,400	692,300	3,196,900
Total operating expenses	320,200	862,600	1,043,700	3,560,500
Net loss from operations	(142,700)	(482,300)	(401,000)	(2,784,300)

Other income (expenses)
Other income	—	84,000	—	84,000
Interest income	122,000	153,000	359,200	432,900
Interest expense and bank charges	(6,100)	(5,800)	(18,100)	(17,300)
Total other income (expenses)	115,900	231,200	341,100	499,600
Net loss before income taxes	(26,800)	(251,100)	(59,900)	(2,284,700)
Income taxes benefit	—	—	—	—
Net loss	$(26,800)	$(251,100)	$(59,900)	$(2,284,700)

Net loss per common share
Basic and diluted	$(.00)	$(.02)	$(.01)	$(.22)

Weighted average common shares outstanding
Basic and diluted	10,800,223	10,508,488	10,795,350	10,503,615

*See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Balance Sheets*

 (unaudited)

	September 30	December 31
	2025	2024
Assets
Current assets
Cash and cash equivalents	$11,497,600	$10,839,700
Accounts receivable less $12,000 allowance for credit losses	987,100	1,234,500
Inventory, net of allowance of $101,000 and $85,400, respectively	404,200	349,600
Prepaid and other	98,400	155,700
Total current assets	12,987,300	12,579,500

Fixed assets
Leasehold improvements	81,500	81,500
Furniture, fixtures and equipment	179,700	179,700
Fixed assets, gross ed assets, gross	261,200	261,200
Less: accumulated depreciation and amortization	249,500	244,500
Total fixed assets l assets	11,700	16,700

Other assets
Long-term receivable	924,000	1,292,800
Operating lease right of use – building	180,000	32,400
Total other assets	1,104,000	1,325,200
Total assets	$14,103,000	$13,921,400

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$64,600	$20,900
Accrued expenses	107,900	108,300
Stock compensation payable	4,700	26,800
Operating lease liability – current	78,100	35,200
Total current liabilities	255,300	191,200

Long-term liabilities
Accrued expenses – non-current	64,600	90,400
Operating lease liability – non-current	109,300	—
	173,900	90,400
Stockholders' equity
Common stock, $0.01 par value, authorized – 75,000,000 shares, Issued and outstanding – September 30, 2025 – 10,814,843 shares; December 31, 2024 - 10,792,913 shares	108,100	107,900
Paid-in capital	25,674,100	25,580,400
Accumulated deficit	(12,108,400)	(12,048,500)
Total stockholders' equity	13,673,800	13,639,800
Total liabilities and stockholders' equity	$14,103,000	$13,921,400

*See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Statements of Cash Flows*

(unaudited)

	Nine Months ended September 30
	2025	2024
Operating Activities
Net loss	$(59,900)	$(2,284,700)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	5,000	25,700
Stock-based compensation	71,800	2,325,300
Amortization of operating lease right of use-building	56,900	48,800
Inventory reserve	15,600	(47,200)
(Increase) decrease in assets
Accounts receivable	247,400	(132,800)
Inventory	(70,200)	143,700
Interest receivable	—	160,000
Prepaid and other current assets	57,300	(7,900)
Long-term receivables	368,800	410,100
Increase (decrease) in liabilities
Accounts payable	43,700	40,900
Accrued expenses	(26,200)	62,900
Operating lease liability	(52,300)	(48,800)
Net cash provided by operating activities	657,900	696,000

Investing Activities
Additions to fixed assets	—	(9,900)
Sale of short-term investment	—	7,985,600
Net cash provided by investing activities	—	7,975,700

Increase in cash and cash equivalents	657,900	8,671,700

Cash and Cash Equivalents
Beginning of period	10,839,700	2,269,200
End of period	$11,497,600	$10,940,900

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock for services	$87,700	$87,700
Right of use asset and liability	$204,500	$83,000

*See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Statements of Stockholders’ Equity*

For the Three Months and Nine Months ended September 30, 2025 and September 30, 2024

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	10,792,913	$107,900	$25,580,400	$(12,048,500)	$13,639,800
Stock-based compensation	—	—	2,000	—	2,000
Net income	—	—	—	25,500	25,500
Balance at March 31, 2025	10,792,913	107,900	25,582,400	(12,023,000)	13,667,300
Stock-based compensation	—	—	2,100	—	2,100
Net loss	—	—	—	(58,600)	(58,600)
Balance at June 30, 2025	10,792,913	$107,900	$25,584,500	$(12,081,600)	$13,610,800
Stock-based compensation	—	—	2,100	—	2,100
Issuance of common stock for services	21,930	200	87,500	—	87,700
Net loss	—	—	—	(26,800)	(26,800)
Balance at September 30, 2025	10,814,843	$108,100	$25,674,100	$(12,108,400)	$13,673,800

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	10,501,178	$105,000	$21,647,100	$(9,369,600)	$12,382,500
Net loss	—	—	—	(1,028,200)	(1,028,200)
Balance at March 31, 2024	10,501,178	105,000	21,647,100	(10,397,800)	11,354,300
Net loss	—	—	—	(1,005,400)	(1,005,400)
Balance at June 30, 2024	10,501,178	$105,000	$21,647,100	$(11,403,200)	$10,348,900
Issuance of common stock for services	21,930	200	87,500	—	87,700
Net loss	—	—	—	(251,100)	(251,100)
Balance at September 30, 2024	10,523,108	$105,200	$21,734,600	$(11,654,300)	$10,185,500

*See accompanying notes to these condensed financial statements.

NOCOPI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 25, 2025 (the “2024 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The notes to the financial statements included in the 2024 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended September 30, 2025 may not be necessarily indicative of the operating results expected for the full year.

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

Note 2. Stock Based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. On June 17, 2024, the Company’s shareholders approved the Nocopi Technologies, Inc. 2024 Incentive Compensation Plan (the “2024 Plan”), which allows the Company to issue equity awards to directors, officers, other employees and consultants of the Company. As of September 30, 2025, 5,000 unvested restricted stock units (“RSUs”) are outstanding under the 2024 Plan. In addition, as of September 30, 2025, 149,805 shares have been issued in settlement of vested RSUs granted under the 2024 Plan. As of September 30, 2025, the unamortized value related to grants under the 2024 Plan was $2,000.

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

On August 16, 2024, the executive agreed to cancel and forfeit the Prior Grant and, in lieu of the Prior Grant, the Company granted the executive 1,649,769 RSUs (“Replacement Grant”), pursuant to and subject to the 2024 Plan and an award agreement, as approved by the Board of Directors. The fair market value of the replacement grant was $3,580,000, which was determined based on the closing price of the Company’s common stock on the grant date. The shares of common stock underlying the Replacement Grant would vest ratably and quarterly over a two-year period beginning on the Replacement Grant date, August 16, 2024. The cancellation and issuance of the Replacement Grant was treated as a modification of an award under FASB ASC 718. This modification resulted in an incremental fair value of $1,410,000, calculated as the difference between the fair value of the Replacement Grant and the fair value of the Prior Grant on the modification date. The incremental fair value was recognized as additional compensation expense on a straight-line basis over the new two-year vesting period. The Company relieved the stock compensation liability on a proportional basis as the Replacement Grant vested. On December 23, 2024, the executive agreed to forfeit to the Company all remaining 1,443,548 shares underlying the unvested RSUs outstanding under the Replacement Grant. The fair market value of $3,132,500 was recorded as a credit to equity and a debit to stock compensation payable. The RSUs were excluded from the diluted earnings per share as their effect was anti-dilutive for the periods presented.

Note 3. Cash and Cash Equivalents

	September 30 2025	December 31 2024
Cash and cash equivalents
Cash and money market funds	$11,497,600	$10,839,700
	$11,497,600	$10,839,700

Cash deposits exceeding federally insured limits are subject to credit risk. The Company maintains its cash and cash equivalents primarily with PNC Bank, which is insured by the FDIC up to $250,000. At September 30, 2025 and December 31, 2024, the Company had $11,247,600 and $10,589,700 in excess of the FDIC insured limit, respectively.

Note 4. Inventories

	September 30 2025	December 31 2024
Inventories consist of the following:
Raw materials	$505,200	$428,000
Finished goods	—	7,000
	505,200	435,000
Less: Allowance	(101,000)	(85,400)
	$404,200	$349,600

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Long-term Receivables

As of September 30, 2025 and December 31, 2024, the Company had long-term receivables of $924,000 and $1,292,800, respectively, from four and two licensees, respectively, representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the second quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with three existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company's incremental borrowing rate of 6.32% for two licensees that renewed in 2022 and 8.14% for a licensee that renewed in January 2025 and 5.52% for a new licensee in June 2025.

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

The Company determined that the above conditions were met upon execution of the four license agreements. The present value of the fixed guaranteed costs of obtaining the four license agreements (sales commissions) was recorded upon renewal of three existing license agreements and a new license agreement with a new licensee. The sales commissions are amortized on a systematic basis consistent with the pattern of revenue recognition for the underlying four license agreements. The unamortized balance as of September 30, 2025 and December 31, 2024, for accrued commission payable was $106,500 and $128,500, respectively, included on the balance sheet in accrued expenses and accrued expenses, non-current.

The current portion of the license agreements in the amount of $598,300 and $545,700, is included in accounts receivable on the balance sheets as of September 30, 2025 and December 31, 2024, respectively.

The following table summarizes the future minimum payments due under the four license agreements as of September 30, 2025:

Year Ending December 31:
2025	$155,000
2026	634,000
2027	567,500
2028	270,000
Total	$1,626,500

The Company has evaluated the collectability of the long-term receivables and believes them to be fully collectible as of September 30, 2025. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at its present value as of September 30, 2025, and the receivable and imputed interest will be amortized over the term of the license agreements using the effective interest method. The book value approximates the fair value for long-tern receivables The unamortized balance of the long-term receivables as of September 30, 2025 and December 31, 2024 was $924,000 and $1,292,800, respectively. The unamortized imputed interest balance as of September 30, 2025 and December 31, 2024 was $96,800 and $110,500, respectively, which will be recognized as interest income through December 31, 2028. Interest income derived from long-term receivables was $6,000 and $4,300 for the three months ended September 30, 2025 and 2024, respectively and $16,500 and $11,200  for the nine months ended September 30, 2025 and 2024, respectively, included in the statements of comprehensive income (loss).

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Stockholders’ Equity

On September 11, 2023, the Company entered into a stock purchase agreement in connection with a private placement for total gross proceeds of $5.0 million. The stock purchase agreement provided for the issuance of an aggregate of 1,250,000 shares of the Company’s common stock to an investor at a purchase price of $4.00 per share. On September 11, 2023, the sale pursuant to the Purchase Agreement closed. No placement fees or commissions were paid in connection with this transaction. In addition, as consideration for general advisory services until the third anniversary, the Company agreed to issue an aggregate total of 65,790 shares of common stock with a total fair market value on the date of grant of $263,160, which shares shall be issued as follows: one-third (21,930 shares) on September 11, 2024, which was issued on such date, one-third (21,930 shares) on September 11, 2025, which was issued on such date, and one-third (21,930 shares) on September 11, 2026. The Company expenses the value of the stock grant, which is determined to be the fair market value of the shares at the date of grant, straight-line over the term of the advisory agreement. For the three months ended September 30, 2025 and 2024, the Company recognized $22,100 and $22,100, respectively of consulting expense associated with this issuance. For the nine months ended September 30, 2025 and 2024, the Company recognized $65,500 and $65,800, respectively of consulting expense associated with this issuance. On September 11, 2024, the Company issued 21,930 shares of its common stock for advisory services upon the vesting of the first tranche described above with a fair value of $87,700. On September 11, 2025, the Company issued 21,930 shares of its common stock for advisory services upon the vesting of the second tranche described above with a fair value of $87,700. As of September 30, 2025, the unamortized value related to the grant for advisory services was $83,100.

On December 24, 2024, an executive of the Company was granted 10,000 RSUs, of which 5,000 RSU’s vested on December 24, 2024 and the remaining 5,000 RSUs vest on December 24, 2025, with a total fair market value on date of grant of $16,700 of which $8,350 was vested. The Company expenses the value of the stock grant, which is determined to be the fair market value of the non-vested shares at the date of grant, straight-line over the vesting period. For the three and nine months ended September 30, 2025 , the Company recognized $2,100 and $6,200, respectively, of stock-based compensation expense. For the three and nine months ended September 30, 2024, the Company recognized $0 of stock-based compensation expense.

Note 7. Income Taxes

There was no income tax expense reflected in the results of operations for the quarter ended September 30, 2025 and 2024 and the year ended December 31, 2024, due to the recording of a full valuation allowance since it is more likely than not that that the realization of the net deferred tax assets would not be realized. The valuation allowance at September 30, 2025 and December 31, 2024 were $497,000 and 711,400, respectively.

As of September 30, 2025 and December 31, 2024, the Company had federal net operating loss carry forwards of $688,000 and $707,000, respectively, and state net operating loss carryforwards of $2,943,000 and $2,568,000, respectively, which may be used to offset future taxable income. The remaining federal NOL's will not expire but will be limited to 80% of taxable income. The Pennsylvania NOL's began to expire in 2024, with $1,307,000 expiring by 2032. The remaining Pennsylvania NOL's expire in 20 years and the Florida NOL's will not expire.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2025, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the nine-month period ended September 30, 2025. The Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits.

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

On July 2, 2025, the Taxpayer Fairness and Growth Act of 2025 was enacted. The Company is evaluating the impact under ASC 740, including the remeasurement of deferred tax balances; any required adjustments will be recognized in the period of enactment.

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net loss divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Since the Company did not have any common stock equivalents outstanding as of September 30, 2025 and September 30, 2024, basic and diluted earnings (loss) per share were the same.

Note 9. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended September 30		Nine Months ended September 30
	2025	2024	2025	2024
Customer A	63%	75%	57%	71%
Customer B	19%	17%	18%	16%

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

The Company’s revenues by geographic region are as follows:

	Three Months ended September 30		Nine Months ended September 30
	2025	2024	2025	2024
North America	$118,900	$143,600	$440,600	$296,100
South America	—	—	—	600
Asia	244,200	503,400	726,600	1,162,700
Australia	22,700	21,400	57,600	66,300
	$385,800	$668,400	$1,224,800	$1,525,700

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Leases

The Company conducts its operations in leased facilities under a non-cancelable operating lease expiring on December 31, 2027.

The Company entered into a second amendment to the operating lease agreement, relating to the leased facilities.  The second amendment provides for an extension term to December 31, 2027, and for monthly rent payments of, initially, $7,147, escalating annually by 3.5%. The second amendment became effective on June 1, 2025.

The Company has capitalized the present value of the minimum lease payments commencing June 1, 2025, using an estimated incremental borrowing rate of 6.5%. The minimum lease payments do not include common area annual expenses which are considered to be non-lease components.

As of September 30, 2025 and December 31, 2024, the operating lease asset amounted to $180,000 and $32,400, respectively, and operating lease liability amounted to $187,400 and $35,200, respectively.

There are no other material operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

Total operating lease costs were $21,800 and $61,800 for the three and nine months ended September 30, 2025, respectively, and $19,800 and $50,800 for the three and nine months ended September 30, 2024, respectively.

Undiscounted future minimum lease payments as of September 30, 2025, by year and in aggregate are as follows:

Operating Lease
Year ending December 31
2025	$21,400
2026	88,700
2027	91,900
Total lease payments	202,000
Less imputed interest	(14,600)
Total	$187,400

 Note 11. Segment Reporting

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple business units.

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the statement of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss:

	Three Months ended September 30		Nine Months ended September 30
	2025	2024	2025	2024
Revenues
Licenses, royalties and fees	$110,200	$151,500	$440,600	$327,000
Product and other sales	275,600	516,900	784,200	1,198,700
Total revenues	385,800	668,400	1,224,800	1,525,700

Cost of revenues
Licenses, royalties and fees	43,800	59,300	126,400	162,000
Product and other sales	164,500	228,800	455,700	587,500
Total cost of revenues	208,300	288,100	582,100	749,500
Gross profit	177,500	380,300	642,700	776,200

Operating expenses
Research and development	43,600	43,600	131,800	127,100
Sales and marketing	71,300	91,600	219,600	236,500
General and administrative	205,300	727,400	692,300	3,196,900
Total operating expenses	320,200	862,600	1,043,700	3,560,500
Net loss from operations	(142,700)	(482,300)	(401,000)	(2,784,300)

Other income (expenses)
Other income	—	84,000	—	84,000
Interest income	122,000	153,000	359,200	432,900
Interest expense and bank charges	(6,100)	(5,800)	(18,100)	(17,300)
Total other income (expenses)	115,900	231,200	341,100	499,600
Net loss before income taxes	(26,800)	(251,100)	(59,900)	(2,284,700)
Income taxes benefit	—	—	—	—
Net loss	$(26,800)	$(251,100)	$(59,900)	$(2,284,700)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

•	Research and Development: includes costs related to personnel, laboratory materials and supplies and product development and testing for ink technologies.

•	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.

•	Sales and Marketing: includes personnel costs and other sales related expenses.

•	Cost of Revenues: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer from the Company’s facility.

Since the Company has only one reportable segment, no additional segment disclosures are required beyond entity-wide disclosures presented below.

Entity-Wide Disclosures

•	Geographic Revenue Information: For the three months ended September 30, 2025, 31% of the Company’s net sales were generated in North America and 69 % internationally. For the nine months ended September 30, 2025, 36% of the Company’s net sales were generated in North America and 64% internationally. For the three months ended September 30, 2024, 21% of the Company’s net sales were generated in North America and 79% were generated internationally. For the nine months ended September 30, 2024, 19% of the Company’s net sales were generated in North America and 81% were generated internationally. Refer to Note 9.

•	Major Customers:. The Company had two customers that accounted for 82% and 75% of revenue for the three and nine months ended September 30, 2025, respectively; and two customers that accounted for 89% of net accounts receivable for the quarter ended September 30, 2025. In addition, the Company had two customers that accounted for 92% and 87% of revenue for the three and nine months ended September 30, 2024, respectively; and two customers that accounted for 93% of net accounts receivable as of December 31, 2024. Refer to Note 9.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The extent to which we are successful in gaining new long-term relationships with customers or retaining significant existing customers and the level of service failures that could lead customers to use competitors' services.
•	Strategic actions, including business acquisitions and our success in integrating acquired businesses.
•	Our ability to improve our current credit rating with our vendors and the impact on our raw materials and other costs and competitive position of doing so.
•	The impact of losing our intellectual property protections or the loss in value of our intellectual property.
•	Changes in customer demand.
•	The occurrence of hostilities, political instability or catastrophic events.
•	Developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards.
•	Security breaches, cybersecurity attacks and other significant disruptions in our information technology systems.
•	Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, and throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of our 2024 Annual Report.

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

Revenues for the third quarter of 2025 were $385,800 compared to $668,400 in the third quarter of 2024, a decrease of $282,600, or approximately 42%. Licenses, royalties and fees decreased by $41,300, or approximately 27%, to $110,200 in the third quarter of 2025 from $151,500 in the third quarter of 2024. The decrease in licenses, royalties and fees in the third quarter of 2025 compared to the third quarter of 2024 is due primarily to lower royalties from the Company’s licensees in entertainment and toy products markets. We cannot assure you that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales decreased by $241,300, or approximately 47%, to $275,600 in the third quarter of 2025 from $516,900 in the third quarter of 2024. Sales of ink decreased in the third quarter of 2025 compared to the third quarter of 2024 due primarily to lower ink shipments to the third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market. In the third quarter of 2025, the Company derived revenues of approximately $346,400 from our licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $648,600 in the third quarter of 2024.

 For the first nine months of 2025, revenues were $1,224,800, representing a decrease of $300,900, or approximately 20%, from revenues of $1,525,700 in the first nine months of 2024. Licenses, royalties and fees increased by $113,600, or approximately 35%, to $440,600 in the first nine months of 2025 from $327,000 in the first nine months of 2024. The increase in licenses, royalties and fees is due primarily to higher royalties from the Company’s licensees in the entertainment and toy products market, renewal of an existing license and a new license. We cannot assure you that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales decreased by $414,500, or approximately 35%, to $784,200 in the first nine months of 2025 from $1,198,700 in the first nine months of 2024. Sales of ink decreased in the first nine months of 2025 compared to the first nine of 2024 due primarily to lower ink shipments to the third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market. The Company derived revenues of approximately $1,015,900 from licensees and their authorized printers in the entertainment and toy products market in the first nine months of 2025 compared to revenues of approximately $1,469,300 in the first nine months of 2024.

The Company’s gross profit decreased to $177,500 in the third quarter of 2025, or approximately 46% of revenues, from $380,300 in the third quarter of 2024, or approximately 57% of revenues. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

For the first nine months of 2025, gross profit was $642,700, or approximately 52% of revenues, compared to $776,200, or approximately 51% of revenues, in the first nine months of 2024. The lower gross profit in the first nine months of 2025 compared to the first nine months of 2024 was primarily due to a decrease in gross profit from product and other sales.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from licenses, royalties and fees as well as overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 60% in the third quarter of 2025 compared to approximately 61% in the third quarter of 2024 and increased to approximately 71% of revenues from licenses, royalties and fees in the first nine months of 2025 from approximately 50% in the first nine months of 2024.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 40% of revenues in the third quarter of 2025 compared to approximately 56% of revenues in the third quarter of 2024. For the first nine months of 2025, the gross profit, expressed as a percentage of revenues, decreased to approximately 42% of revenues from product and other sales compared to approximately 51% of revenues from product and other sales in the first nine months of 2024

Research and development expenses had no change in the third quarter of 2025 compared to the third quarter of 2024 at $43,600 and increased to $131,800 in the first nine months of 2025 from $127,100 in the first nine months of 2024 due primarily to higher employee related and lab expenses in the first nine months of 2025 compared to the first nine months of 2024.

Sales and marketing expenses decreased to $71,300 in the third quarter of 2025 from $91,600 in the third quarter of 2024 and decreased to $219,600 in the first nine months of 2025 from $236,500 in the first nine months of 2024. The decrease in the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024 is due primarily to lower commission expense on the lower level of revenues, higher lease expense and travel.

General and administrative expenses decreased in the third quarter and first nine months of 2025 to $205,300 and 692,300, respectively, and from $727,400 and $3,196,,900, respectively, in the third quarter and first nine months of 2024 due primarily to lower stock-based compensation, higher professional fees, and lower employee related expenses in the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024.

For the third quarter of 2025, there was no income tax benefit for the net losses for the third quarter of 2025 due to the recording of a full valuation allowance since it is more likely than not that that the realization of the net deferred tax assets would not be realized. Income taxes in the third quarter of 2025 include federal and state income taxes. The state income taxes result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net loss of $26,800 in the third quarter of 2025 compared to a net loss of $251,100 in the third quarter of 2024 resulted primarily from a lower gross profit on a lower level of licenses, royalties and fees and product sales, lower operating expenses and lower other income in the third quarter of 2025 compared to the third quarter of 2024. The net loss of $59,900 in the first nine months of 2025 compared to a net loss of $2,284,700 in the first nine months of 2024 resulted primarily from a higher gross profit on a higher level of license, royalties, and fees and lower product sales in the first nine months of 2025 compared to the first nine months of 2024, lower operating expense, interest income and other income in the first nine months of 2025 compared to the first nine months of 2024.

Plan of Operation, Liquidity and Capital Resources

During the first nine months of 2025, the Company’s cash increased to $11,497,600 at September 30, 2025 from $10,839,700 at December 31, 2024. During the first nine months of 2025, the Company generated $657,900 from its operating activities.

During the first nine months of 2025, the Company’s revenues decreased approximately 20% primarily as a result of lower sales of ink to an authorized printer of the Company’s licensees in the entertainment and toy products market and higher royalty revenues from the Company’s licensees in the entertainment and toy products market. Our total overhead expenses decreased in the first nine months of 2025 to $1,043,700 compared to $3,560,500 in the first nine months of 2024, and the Company’s interest and other income decreased in the first nine months of 2025 compared to the first nine months of 2024. As a result of these factors, the Company generated a net loss of $59,900 in the first nine months of 2025 compared to a net loss of $2,284,700 in the first nine months of 2024. The Company had positive operating cash flow of $657,900 during the first nine months of 2025. At September 30, 2025, the Company had positive working capital of $12,732,000 and stockholders’ equity of $13,673,800. For the full year of 2024, the Company had a net loss of $2,678,900 and had positive operating cash flow of $594,800. At December 31, 2024, the Company had working capital of $12,388,300 and stockholders’ equity of $13,639,800.

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

Our future growth strategy includes expanding our business through acquisitions of other companies with differing, competing or complementary services, technologies or businesses in order to expand our product and service offerings to grow our free cash flow. We are currently actively engaged in the process to identify acquisition candidates and negotiate transactions. As of the date of this Quarterly Report on Form 10-Q, we have no agreements to make any acquisition. We expect to fund our business expansion through the issuance of debt or equity securities, the payment of cash, the exchange of services, or any combination thereof.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment in 2025 and beyond and its effect on the global economy, geopolitical instability including the Russia-Ukraine war and conflicts in the Middle East and the supply chain disruptions related to both as well as the record inflation and significantly higher interest rates currently being experienced in the United States along with the probability of an economic recession both in the United States and globally and the tariff’s being imposed. As a result, our revenues, results of operations and liquidity may be further negatively impacted in future periods.

Contractual Obligations

As of September 30, 2025, there were no material changes in our contractual obligations from those disclosed in the 2024 Annual Report, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of September 30, 2025 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2025, there were no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Information about risk factors for the quarter ended September 30, 2025 does not differ materially from that set forth in Part I, Item 1A of the 2024 Annual Report.

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

For the quarter ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

NOCOPI TECHNOLOGIES, INC.

DATE: November 12, 2025	/s/ Matthew C. Winger
Matthew C. Winger
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

DATE: November 12, 2025	/s/ Debra E. Glickman
Debra E. Glickman
Chief Financial Officer (Principal Financial and Accounting Officer)

