Form 10-K
period 2025-12-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2026-03-31
CIK 888981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $15,736,600 as of June 30, 2025.

As of March 11, 2026, there were 11,101,789 shares outstanding of the registrant’s common stock, $0.01 par value.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2025 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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

Examples of forward-looking statements include, but are not limited to:

•	Expected operating results, such as revenue, expenses, and capital expenditures

•	Current or future volatility in market conditions

•	Our belief that we have sufficient liquidity to fund our business operations during the next twelve months

•	Strategy for customer retention, product development, market position, and risk management

•	Our ability to execute our acquisition strategy, including the integration of any acquired businesses

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The extent to which we are successful in gaining new long-term relationships with customers or retaining significant existing customers and the level of service failures that could lead customers to use competitors’ services.

•	Strategic actions, including business acquisitions and our success in integrating acquired businesses.

•	Our ability to improve our current credit rating with our vendors and the impact on our raw materials and other costs and competitive position of doing so.

•	The impact of losing our intellectual property protections or the loss in value of our intellectual property.

•	Changes in customer demand.

•	The occurrence of hostilities, political instability or catastrophic events.

•	Developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards.

•	Security breaches, cybersecurity attacks and other significant disruptions in our information technology systems.

•	Such other factors as discussed throughout Part I, Item 1A, Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ii

PART I

Item 1. Business

Background

Nocopi Technologies, Inc. develops and markets specialty reactive inks for multiple applications across various industries. Our specialty inks are used by our customers for a range of purposes from bringing entertainment products to life with a variety of color activations to providing document and brand authentication for security purposes aimed at reducing losses caused by fraudulent document reproduction or by product counterfeiting and/or diversion. Our primary markets are the large educational and toy products industry and the document and product authentication industry. We derive our revenues primarily from licensing our technologies on an exclusive or non-exclusive basis to licensees who incorporate our technologies into their product offering and from selling products incorporating our technologies to our licensees or to their licensed printers.

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

In 2025, the global printing ink industry was estimated to be worth $35.8 billion and forecasted to grow between 2025 and 2030 by 2.4% CAGR to $40.2 billion according to Smithers report “The Future of Global Ink Markets to 2030”. The water-based printing inks market consists of sales of water-based printing inks and related services used for printing on fabric and paper. Water-based printing inks are referred to as aqueous inks and are dye and pigment inks and can be segmented by type into acrylic water-based inks, maleic water-based inks, and shellac water-based inks.

Our Company does not produce commodity-based pigments. Rather, we source various pigments, dyes and other raw materials for ink, and then employ additional chemistry in formulating those materials into a highly engineered, specialty ink for a specific use. We are a specialty ink formulator within the ink industry that custom formulates, tests, and produces specialty inks that best meet our customer’s product needs and color demands. While our sale of “green” inks were slightly lower year-over-year, we believe our customers’ demands continue to shift with the trend towards utilizing more “green” printing inks. In 2025, approximately 35.3% of the ink sales were “green” printing inks, compared to 38.3% in 2024. As the “green” printing ink market continues to grow, we expect to continue to transition towards manufacturing environmentally friendly, more sustainable printing inks and away from manufacturing petroleum-based printing inks. We do not expect the “green” printing ink trend to adversely affect any aspects of our operations.

Products and Technology

We are a niche formulator of specialty inks and our specialty ink portfolio is backed by years of research and development efforts, trade secrets, and patents we have been granted in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. We currently have patent protection on substantially all our of security inks including our Rub & Reveal system and our Rub-It & Color technology.

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

We currently serve end markets that include children entertainment and toy products and anti-counterfeiting, anti-diversion segments that include industrial marking, security packaging for cosmetics and consumer products, and point of sales protection. We derive our revenues primarily from product sales of our inks as well as from licensing and royalty fees of our technologies on an exclusive or non-exclusive basis to licensees who incorporate our technologies into their product offering and from selling products incorporating our technologies to our licensees or to their licensed printers. We are currently seeking to expand into other markets.

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

Our customers in the Entertainment and Toy Technologies and Products category capitalize on our mess free and non-toxic features of our ink products. Our patented, revolutionary, and award-winning Rub-it & Color technology can be utilized across a variety of products and applications needing some “fun” factor as well as providing safe and non-toxic conditions that conform to ASTM D4236 and F-963 and other toxicology tests.

We license our Rub-it & Color technology through various license agreements that can be for exclusive and non-exclusive uses. These agreements cover both domestic and international geographies and can include specific distribution channels and specific lines of products and applications. Historically our license agreements have ranged anywhere from two to four years, but can also vary depending on our customer, use, and geography of the agreement. Certain of our license agreements with licensees contain renewal options and/or guaranteed minimum royalties, while others do not. We cannot assure you that any of our existing licenses will be renewed or will generate significant operating revenues for our Company in the future. In each of the years 2025 and 2024, we derived approximately 84% and 95%, respectively, of our total revenues from our licensees and their licensed printers in the entertainment and toy products market. We continue to pursue additional licensing opportunities for our Rub-it & Color ink technology in the large worldwide entertainment and toy products market and we also seek to renew our existing license agreements that are near expiration for extension terms.

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

Our Copimark and Rub & Reveal technologies provide proprietary document authentication systems that are useful to businesses and brand owners desiring to authenticate a wide variety of printed materials and products. Our Copimark system enables businesses to print invisibly on certain areas of a document or packaging. When authentication of certain document or packaging is required, our invisible printing can be activated or revealed by use of a special highlighter pen. Other variations of our Copimark technology involve multiple color responses from a common pen, visible marks of one color that turn another color with the pen or visible and invisible marks that turn into a multicolored image. Our Rub & Reveal system permits the invisible printing of an authenticating symbol or code that can be revealed by rubbing a fingernail over the printed area.

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

Product Revenue

The following table illustrates the approximate percentage of our Company’s total revenues accounted for by each type of its products for each of the last two fiscal years:

	Year Ended December 31,
Product Type	2025	2024
Entertainment and Toy Technologies and Products	84%	95%
Anti-Counterfeiting and Anti-Diversion Technologies and Products	16%	5%

Marketing

Our current marketing efforts are focused on commercializing our developed technologies across current and new geographic and market areas. We sell products through both multiyear license agreements with our existing customers as well as direct sales to a range of end customers through our sales staff. We primarily use truck carriers and freight service providers to transport our products to customers from our manufacturing facility. Our marketing approach utilizes our dynamic production capabilities of our products and technologies.

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

Major Customers

During 2025, we made sales or obtained revenues equal to 10% or more of our Company’s 2025 total revenues from two non-affiliated customers who individually accounted for approximately 23% and 52%, respectively, of 2025 revenues of our Company. During 2024, we made sales or obtained revenues equal to 10% or more of our Company’s 2024 total revenues from two non-affiliated customers who individually accounted for approximately 18% and 70%, respectively, of 2024 revenues of our Company.

Additional information concerning our major customers is contained in Note 11 to the Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

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

We have established a quality control program that currently entails laboratory analysis of developed technologies; and when warranted, our specially trained technicians travel to third party production facilities to train client staff and monitor our manufacturing process. We also strive to improve our production efficiencies and data controls to target less material waste as well as attempt more sustainable sourcing of raw materials.

Patents

Our Company has been granted various patents in the United States, Canada, South Africa, Saudi Arabia, Australia, New Zealand, Japan, France, the United Kingdom, Belgium, the Netherlands, Germany, Austria, Italy, Sweden, Switzerland, Luxembourg, and Liechtenstein. Patents may exist for 20 years from filing date and we actively monitor the marketplace to employ management processes designed to rigorously enforce our legal ownership of intellectual property. We currently have patent protection on substantially all of our security inks including our RUB & REVEAL system, and on our Rub-it & Color technology. Our latest patent protects our newly developed technology that may have applications in the entertainment and toy products market.

In the United States and some other countries, patent applications are automatically published at a specified time after filing. Since we are obligated to pay annuities from time to time on our patents to keep them in force, we annually evaluate our patent portfolio to determine which patents we will continue to maintain. In Europe, annuities for European patents are paid by Contrast Technologies, formerly known as Euro-Nocopi, S.A., since Europe is where they hold a perpetual royalty-free license to exploit certain of our anti-counterfeiting and anti-diversion technologies.

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

We are presently conducting research and development activities in the following three areas: (1) refining our present product portfolio, (2) developing specific customer applications, and (3) expanding our technology into new areas of implementation. During the years ended December 31, 2025 and December 31, 2024, we spent approximately $179,900 and $178,200, respectively, on research and development. We continue to focus our research and development activities to develop and market additional new products and applications.

Competition

We compete in the fragmented specialty ink industry which is highly competitive. Competition is based on several key criteria which include quality, price, service, performance, product innovation, product recognition, speed, and delivery. Our competitors range from large, publicly owned international companies with broad product offerings to local, privately held independent specialty producers offering a specific market niche or product. Overall, many participants tend to offer a varied and broad array of product lines designed to meet specific customer requirements.

The ink industry has become increasingly global as participants have focused on establishing and maintaining leadership positions outside of their home markets. Many of these participant’s product lines face increasing competition due to industry consolidation, pricing pressures and competing technologies. Nonetheless, we believe our patented and proprietary technologies provide a unique and cost-effective solution for our customers. To improve our competitive position, we are building and leveraging our corporate brand as a differentiator to create value and better communicate our specialty production capabilities which we believe make it easier to introduce new product lines and applications to provide scale to our operations and ultimately enable us to successfully compete in the market.

Employees and Human Capital

We currently have seven full-time employeesand believe that we have good relations with our employees.

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

Financial Information about Foreign and Domestic Operations

We conduct our business operations solely within the United States; however, we have licensees and customers in Europe, South America, Asia and Australia. These licensees and customers accounted for approximately 61% of our gross revenues in 2025 and approximately 77% of our gross revenues in 2024. Additional information concerning our foreign and domestic operations is contained in Note 11 to our Financial Statements, attached as Appendix A to this Annual Report on Form 10-K.

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

We are dependent upon major customers.

We are dependent on our licensees to develop new products and markets that will generate increases in its licensing and product revenues. The inability of our licensees to maintain at least current levels of sales of products utilizing our technologies could adversely affect our operating results and cash flow. To the extent that our licensees are adversely affected by negative economic conditions, our revenues may also be negatively impacted. We derive a significant percentage of our revenues through licensing relationships with two major customers. Revenues obtained directly from these customers and indirectly, through our customers’ third party licensed printers, equaled approximately 80% of our Company’s revenues in 2025. Receivables from these two licensees and their third party authorized printers were approximately 93% of our Company’s net accounts receivable at December 31 2025. One of our license agreements expires in 2028 and contains guaranteed minimum royalties, which historically are met. The other license agreement expires in 2027. Both license agreements contain renewal options; but there can be no assurances that one or both of the licenses will continue in force at the same or more favorable terms beyond their current termination dates, nor can there be any assurances that the relationships with these two licensees will generate increased revenues for our Company in the future.

We may be unable to develop new business.

Our management believes that any significant improvement in our Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources, potentially including acquired businesses. Our ability to develop new revenues may depend on the extent of its marketing activities, acquisition activities and its research and development activities, all of which are limited. We cannot assure you that the resources that our Company can devote to marketing, finding suitable acquisitions and to research and development will be sufficient to increase its revenues to levels that will enable it to maintain positive operating cash flow in the future.

Our inability to successfully acquire and integrate other businesses, assets, products or technologies could harm our operating results.

We are actively evaluating business acquisitions that we believe could complement or expand our existing product and service offerings. From time to time, we may enter into letters of intent with companies with which we are negotiating potential acquisitions or as to which we are conducting due diligence. Although we are currently not a party to any binding definitive agreement with respect to potential business acquisitions, we may enter into these types of arrangements in the future, which could materially decrease our amount of available cash or require us to seek additional equity or debt financing. We have limited experience in successfully acquiring and integrating businesses, products and technologies. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues. We may encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures.

Additionally, in connection with any business acquisitions we complete, we may not achieve the synergies or other benefits we expect to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions using existing cash, the reduction of our available cash could cause us to face liquidity issues or cause other unanticipated problems in the future. If we finance acquisitions by issuing equity securities, the ownership interest of our existing stockholders may be diluted, which could adversely affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business could divert management and employee time and resources from other matters.

We may be unable to obtain raw materials and products for resale.

We use a large volume of raw materials. From time to time, our Company is required to pay cash in advance of shipment to certain of its suppliers. Our inability to obtain materials on a timely basis and the possibility that certain vendors may permanently discontinue supplying our Company with needed products and services may result in delayed shipments to customers and further impact our Company’s ability to service its customers, thereby adversely affecting our Company’s relationships with its customers and licensees. We cannot assure you that our Company will be able to maintain its vendor relationships in an acceptable manner.

We may experience uneven patterns of quarterly and annual operating results.

Our Company’s revenues, which are derived primarily from licensing and sales of products incorporating its technologies as well as royalties from these products, are difficult to forecast; such forecasting difficulty is due to, among other reasons, the long sales cycle of our Company’s technologies, the potential for customer delay or deferral of implementation of our Company’s technologies, the size and timing of inception of individual license agreements, the success of our Company’s licensees and strategic partners in exploiting the market for our licensed products, modifications of customer budgets, and uneven patterns of royalty revenue and product orders. As our revenue base is not substantial, delays in the finalization of license contracts, the implementation of our technology to initiate the revenue stream and the ordering decisions of customers can have a material adverse effect on our Company’s quarterly and annual revenue expectations. As our operating expenses are substantially fixed, income expectations will be subject to a similar adverse outcome. As licensees for the entertainment and toy products markets are added, the predictability of our Company’s revenue stream may be further impacted.

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

We currently maintain, and may in the future maintain, our cash assets at certain financial institutions in the U.S. in amounts that are, and in the future may be, in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. At December 31, 2025, our Company’s deposits and short-term investments with a financial institution were $11,303,600 in excess of the FDIC deposit insurance coverage of $250,000. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

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

We depend on information technology, including public websites and cloud-based services, for many activities important to our business. If we do not allocate and effectively manage our resources necessary to build and sustain our information technology infrastructure, if we fail to timely identify or appropriately respond to cybersecurity incidents, or if our information systems are damaged, destroyed or shut down (whether as a result of natural disasters, fires (either directly or through smoke damage), power outages, acts of terrorism or other catastrophic events, network outages, software, equipment or telecommunications failures, user errors, or from deliberate cyberattacks such as malicious or disruptive software, denial of service attacks, malicious social engineering, hackers or otherwise), our business could be disrupted and we could be subject to: transaction errors; processing inefficiencies; the loss of, or failure to attract, new customers; our loss of revenues from unauthorized use, acquisition or disclosure of or access to confidential information; the loss of or damage to intellectual property or trade secrets, including the loss or unauthorized disclosure of sensitive data, confidential information or other assets; damage to our reputation; litigation; regulatory enforcement actions; violation of data privacy, security or other laws and regulations; and remediation costs.

As with many innovations, artificial intelligence (or “AI”) presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. The rapid evolution of AI, particularly the anticipated government regulation of AI, could require significant resources for compliance, whether in the development, testing or maintenance of such systems or software. AI development or deployment practices by us or third-party providers could increase vulnerability to cybersecurity risks and require additional resources to implement heightened cybersecurity measures to protect the security of our data. These deficiencies and other failures of any potential AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm.

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

If we fail to maintain an effective internal control environment as well as adequate control procedures over our financial reporting, investor confidence may be adversely affected thereby affecting the value of our stock price.

We are required to maintain proper internal control over our financial reporting and adequate controls related to our disclosures. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. If we fail to maintain adequate controls, our business, the results of operations, financial condition or the value of our stock may be adversely impacted.

If the Company fails to establish and maintain an effective control environment or ICFR, the Company’s consolidated financial statements may contain material misstatements and it could be required to revise or restate its financial results, which could materially and adversely affect the Company’s business, results of operations and financial condition, restrict its ability to access the capital markets, require it to expend significant resources to remediate any such weakness, subject it to fines, penalties or judgments, harm its reputation or otherwise cause a decline in investor confidence, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We are a small public company and the requirements of being a public company are a strain on the systems and resources, are a diversion to management’s attention, and are costly.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act) the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The requirements of these rules and regulations increase the legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place strain on our personnel, systems and resources.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, (Section 404), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of our Company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results.

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

Provisions in our Company’s charter and bylaws may delay or prevent an acquisition of our Company by a third party.

Our Company’s charter, bylaws and Maryland law contain provisions that could make it more difficult for a third party to acquire our Company without the consent of our board of directors (the “Board”). Additionally, these provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

•	authorize the Board to create and issue, without stockholder approval, preferred stock, thereby increasing the number of outstanding shares, which can deter or prevent a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	provide that any vacancy on the Board be filled only by the affirmative vote of a majority of the remaining directors then in office even if remaining directors do not constitute a quorum;

•	provide that the Board be divided into three classes, with approximately one-third of the directors to be elected each year;

•	provide that the Board is expressly authorized to adopt, amend or repeal our bylaws;

•	provide that our Company’s stockholders may only remove any member of the Board by the affirmative vote of at least two-thirds of all the votes entitled to be cast by our stockholders generally in the election of directors and, such removal is required to be for cause; and

•	provide that the number of directors on the Board shall be fixed only by vote of the Board ;

Also, under Maryland law, business combinations, including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between our Company and any interested stockholder, generally defined as any person who beneficially owns, directly or indirectly, 10% or more of our Company’s common stock, or any affiliate of an interested stockholder are prohibited for a five-year period, beginning on the most recent date such person became an interested stockholder. After this period, a combination of this type must be approved by two super-majority stockholder votes, unless common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by the Board prior to the time that the interested stockholder becomes an interested stockholder.

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

Our processes also include assessing cybersecurity threat risks associated with our use of third-party services providers in the normal course of business use. Third-party risks are included within our cybersecurity risk management processes discussed above. In addition, we assess cybersecurity considerations in our selection and oversight of our third-party services providers, including due diligence on our third parties that have access to our systems and facilities that house systems and data.

The Audit Committee of our Board is responsible for oversight of our risk assessment, risk management and cybersecurity risks, and periodically updates our Board on such matters. Members of the Audit Committee engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

As of the date of this Annual Report on Form 10-K, we have not encountered risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial position.

Item 2. Properties

Our corporate headquarters, research and ink production facilities are located at 480 Shoemaker Road, Suite 104, King of Prussia, Pennsylvania 19406. These premises consist of approximately 6,100 square feet of leased space. Our lease commenced in January 2014 and expires in December 2027.

Current monthly rent under this lease is $7,397; this amount escalates annually by 3.5%. In addition to rent, we are also responsible for our pro-rata share of the operating costs of the building.

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

Shareholders

As of March 11, 2026, we have a total of 11,101,789 shares of common stock issued and outstanding, held of record by approximately 335 holders of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

Our Company does not pay any cash dividends on its common stock.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. The actual results may differ significantly from management’s expectations.

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

Background Overview

Nocopi Technologies, Inc. develops and markets specialty reactive inks for multiple applications across various industries. Our specialty inks are used by our customers for a range of purposes from bringing entertainment products to life with a variety of color activations to providing document and brand authentication for security purposes aimed at reducing losses caused by fraudulent document reproduction or by product counterfeiting and/or diversion. Our primary markets are the large educational and toy products industry and the document and product authentication industry. We derive our revenues primarily from licensing our technologies on an exclusive or non-exclusive basis to licensees who incorporate our technologies into their product offering and from selling products incorporating our technologies to our licensees or to their licensed printers.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Nocopi Technologies, Inc., a Maryland corporation.

Results of Operations

Our Company’s revenues are derived from (a) royalties paid by licensees of our technologies, (b) fees for the provision of technical services to licensees and (c) from the direct sale of (i) products incorporating our technologies, such as inks, security paper and pressure sensitive labels, and (ii) equipment used to support the application of our technologies, such as ink-jet printing systems. Royalties consist of guaranteed minimum royalties payable by our licensees in certain cases and additional royalties which typically vary with the licensee’s sales or production of products incorporating our licensed technology. Service fees and sales revenues vary directly with the number of units of service or product provided.

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

c.	Fees for technical services are recognized at the time of the transfer of services to customers at an amount that our Company expects to be entitled to in exchange for the services.

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

Comparison of the Years ended December 31, 2025 and 2024

Revenues for 2025 were $1,493,800, a decrease of approximately 29%, or $624,000, from $2,117,800 in 2024.

Licenses, royalties and fees increased in 2025 by approximately 18%, or $93,600, to $605,100 from $511,500 in 2024. The increase in licenses, royalties and fees in 2025 compared to 2024 is due primarily to a new license which commenced on June 1, 2025 and a renewal of an existing license on January 1, 2025 offset by lower royalties from our Company’s licensees in entertainment and toy products market. We cannot assure you that the marketing and product development activities of our Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for our Company , nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales decreased by $717,600, or approximately 45%, to $888,700 in 2025 from $1,606,300 in 2024. The lower level of ink sales in 2025 compared to 2024 is due primarily to lower ink shipments to the third party authorized printer used by two of our Company’s major licensees in the entertainment and toy products market. Sales of ink to the licensed printers of its licensees in the entertainment and toy products market were approximately $722,500 lower in 2025 compared to 2024. Sales of security ink in 2025 to our Company’s licensees in the retail receipt and document fraud market increased by approximately $3,100 compared to 2024  .

Our Company derived $1,260,900, or approximately 84% of total revenues, from licensees and other licensed printers in the entertainment and toy products market in 2025 compared to $2,008,700, or approximately 95% of total revenues, in 2024. The decrease in revenues from the licensees and other authorized printers in the entertainment and toy products market in 2025 compared to 2024 is due primarily to the lower ink shipments to the third party authorized printer used by two of our Company’s major licensees in the entertainment and toy products market. Our Company’s licensees in the entertainment and toy products market continue to develop new products for this market and improve other current offerings; however, other sales will be affected by marketplace reaction to the new and improved products, economic conditions that influence this market segment and the economy as a whole. Revenues that our Company derives from these licensees will be similarly affected. We cannot assure you that the marketing and product development activities of licensees in the entertainment and toy products market will produce increased revenues for our Company in future periods, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Our Company’s gross profit decreased to $813,400, or approximately 54% of revenues, in 2025 from $1,100,300, or approximately 52%, in 2024. The lower gross profit in 2025 compared to 2024 results primarily from higher gross revenues from licenses, royalties and fees offset by lower product and other sales in 2025 compared to 2024.

Licenses, royalties and fees have historically carried a higher gross profit than product sales, which generally consist of supplies or other manufactured products that incorporate our Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by our Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees. The lower gross profit in 2025 compared to 2024 reflects higher gross revenues from licenses, royalties and fees offset by lower gross revenues from product and other sales in 2025 compared to 2024.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both gross profit from licenses, royalties and fees as well as overall gross profit. Due primarily to the higher revenues from licenses, royalties and fees in 2025 compared to 2024, the gross profit from licenses, royalties and fees increased to approximately 74% of revenues from licenses, royalties and fees in 2025 from approximately 57% in 2024.

The gross profit, expressed as a percentage of revenues, of product and other sales is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales was approximately 41% of revenues in 2025 and 50% in 2024.

Research and development expenses were $179,900 in 2025 compared to $178,200 in 2024. The increase in 2025 compared to 2024 resulted primarily from rent & occupancy expenses in 2025 compared to 2024.

Sales and marketing expenses were $282,600 in 2025 compared to $322,400 in 2024. The decrease in 2025 compared to 2024 is due primarily to lower commission expense on the lower level of revenues in 2025.

General and administrative expenses decreased to $952,300 in 2025 from $3,900,000 in 2024. The decrease in 2025 compared to 2024 is due primarily to lower stock-based compensation and employee related expenses offset by higher rent & occupancy expenses.

There was no income tax expense (benefit) reflected in the results of operations for 2025 and 2024. As of December 31, 2025 and 2024, our Company had federal net operating loss carry forwards of $804,000 and $707,000 respectively, and state net operating loss carryforwards of $3,176,000 and $2,568,000, respectively, which may be used to offset future taxable income. The remaining federal NOL's will not expire but will be limited to 80% of taxable income. Pennsylvania NOL's started to expire in 2024, with $1,307,000 expiring by 2032. The remaining Pennsylvania NOL's expire in 20 years. Florida NOL's will not expire.

Other income decreased to $446,500 in 2025 from $621,400 in 2024. The decrease is due to other income in 2024 of $84,000, which was receipt of the 2021 Employee Retention Tax Credit and a decrease in interest income.

Our net (loss) of $154,900 in 2025 compared to the net (loss) of $2,678,900 in 2024 resulted primarily from a lower gross profit on a lower level of product and other sales and by lower overhead expenses in 2025 compared to 2024.

Our management does not believe that inflation and changing prices have had a significant effect on our revenues and results of operations during the years ended December 31, 2025 and December 31, 2024.

Plan of Operation, Liquidity and Capital Resources

Our Company’s cash increased to $11,553,600 at December 31, 2025 from $10,839,700 at December 31, 2024. During 2025, our Company provided $713,900 in its operating activities.

Our Company’s revenues decreased approximately 29% to $1,493,800 in 2025 from $2,117,800 in 2024 primarily as a result of higher licensing revenue from our Company’s licensees in the entertainment and toy products market and lower revenue from products and other sales. Our Company’s gross profit increased approximately 2% to $813,400 in 2025 from $1,100,300 in 2024 primarily as a result of higher license fees from the licensees in the entertainment and toy products market and lower from product and other sales.

Our Company’s total expenses decreased in 2025 compared to 2024, our Company’s net interest income decreased in 2025 compared to 2024 and our Company’s other income decreased in 2025 compared to 2024. The Company had a decrease in stock-based compensation of approximately $2,606,600 in 2025 when compared to 2024. As a result of these factors, our Company generated a net loss of $154,900 in 2025 compared to a net loss of $2,678,900 in 2024. Our Company had positive operating cash flow of $713,900   in 2025. At December 31, 2025, our Company had working capital of $12,711,800 and stockholders’ equity of $13,603,800. For the full year of 2024, our Company had a net loss of $2,678,900 and had positive operating cash flow of $594,800. At December 31, 2024, our Company had working capital of $12,388,300 and stockholders’ equity of $12,048,500.

We may need to obtain additional capital in the future to further support the working capital requirements associated with our existing revenue base and to develop new revenue sources. We cannot assure you that we will be successful in obtaining such additional capital, if needed.

Our plan of operation for the twelve months beginning with the date of this annual report consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships our Company has developed in the entertainment and toy products market. We believe our current cash and cash equivalents, as well as cash provided from our operating activities, is sufficient to meet our ongoing operations for the next 12 months. This includes two licensees that have been marketing products incorporating our Company’s technologies since 2012. These two licensees maintain a significant presence in the entertainment and toy products market and are well known and highly regarded participants in this market. We anticipate that these two licensees will expand their current offerings that incorporate our technologies and will introduce and market new products that will incorporate our technologies available to them under their license agreements with our Company. We will continue to develop various applications for these licensees. We also plan to expand our licensee base in the entertainment and toy market. We currently have additional licensees marketing or developing products incorporating our technologies in certain geographic and niche markets of the overall entertainment and toy products market.

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

Contractual Obligations

We conduct our operations in leased facilities under a non-cancelable operating lease expiring on December 31, 2027. Future minimum lease payments under this operating lease at December 31, 2025 are: $88,700 for 2026 and $91,900 for 2027. Total rental expense under operating leases was $83,500 and $70,500 for the years ended December 31, 2025 and December 31, 2024, respectively.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, Income Taxes (Topic 740). The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The other amendments in this Update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company adopted Accounting Standards Update (ASU) 2023-09, “Improvements to Income Tax Disclosures,” on a retrospective basis within its annual reporting for the year ended December 31, 2025. The adoption of ASU 2023-09 resulted in enhanced disclosures related to the effective tax-rate reconciliation, including additional disaggregation requirements prescribed by the standard.

Off-Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Our Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Annual Report on Form 10-K. A list of our Financial Statements is provided in response to Item 15 of this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Additionally, given the size of the Company, there is limited segregation of duties within the accounting and finance functions. Specifically, our Chief Financial Officer performs transaction recording functions across multiple areas. Management evaluated this condition, including the impact of compensating controls and mitigating factors, such as executive management’s involvement in oversight of financial reporting, including periodic review of financial results, monitoring of revenue activity, and approval of significant transactions. Based on this evaluation, management determined that this condition does not create a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis and, therefore, does not constitute a material weakness. As the Company grows, management will seek to continue enhancing controls designed to mitigate the risks associated with limited segregation of duties, including strengthening the documentation and consistency of review procedures over financial reporting, revenue, and key transactions.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Company Internal Controls

No change in our Company’s internal control over financial reporting occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act or otherwise.

For the quarter ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a code of business conduct and ethics, called the Code of Business Conduct and Ethics, that applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees. We intend to provide amendments or waivers to the Code of Business Conduct and Ethics for any of our directors and principal officers on our website. The reference to our website address does not constitute incorporation by reference of any of the information contained on our website, and such information is not a part of this Report on Form 10-K.

Insider Trading Policy

We have adopted an Insider Trading Policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders.

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

Date: March 31, 2026	NOCOPI TECHNOLOGIES, INC.

	By:	/s/ Matthew C. Winger
Matthew C. Winger Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew C. Winger	Chairman of the Board and	March 31, 2026
Matthew C. Winger	Chief Executive Officer (Principal Executive Officer)

/s/ Debra E. Glickman	Chief Financial Officer	March 31, 2026
Debra E. Glickman	(Principal Financial and Accounting Officer)

/s/ Eric Sites	Director	March 31, 2026
Eric Sites
/s/ Kevin Westenburg	President and Director	March 31, 2026
Kevin Westenburg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nocopi Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nocopi Technologies, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In the opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

We have audited the accompanying balance sheet of Nocopi Technologies, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In the opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We conducted the audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of the audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. The audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit provides a reasonable basis for the opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved the especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Stephano Slack LLC

We have served as the Company’s auditor since 2024.

Wayne, Pennsylvania

March 31, 2026

Nocopi Technologies, Inc.
Balance Sheets*

	December 31
	2025	2024
Assets
Current assets
Cash and cash equivalents	$11,553,600	$10,839,700
Accounts receivable less $12,000 allowance for credit losses for December 31, 2025 and 2024	936,700	1,234,500
Inventory, net of allowance of $114,200 and $85,400	456,900	349,600
Prepaid and other	144,100	155,700
Total current assets	13,091,300	12,579,500
Fixed assets
Leasehold improvements	81,500	81,500
Furniture, fixtures and equipment	179,700	179,700
Fixed assets, gross	261,200	261,200
Less: accumulated depreciation and amortization	251,200	244,500
Total fixed assets	10,000	16,700
Other assets
Long-term receivables	775,000	1,292,800
Operating lease right of use - building	161,300	32,400
Total other assets	936,300	1,325,200
Total assets	$14,037,600	$13,921,400
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$30,600	$20,900
Accrued expenses	153,300	108,300
Stock compensation payable	26,700	26,800
Operating lease liability - current	80,200	35,200
Total current liabilities	290,800	191,200

Long-term liabilities
Operating lease liability – non-current	88,700	—
Accrued expenses, non-current	54,300	90,400
Total liabilities	433,800	281,600

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, $1.00 par value, authorized - 300,000 shares, Issued and outstanding	—	—
Common stock, $0.01 par value, authorized - 75,000,000 shares, Issued and outstanding - 2025 – 10,835,123 shares; 2024 - 10,792,913 shares	108,300	107,900
Paid-in capital	25,698,900	25,580,400
Accumulated deficit	(12,203,400)	(12,048,500)
Total stockholders’ equity	13,603,800	13,639,800
Total liabilities and stockholders’ equity	$14,037,600	$13,921,400

*The accompanying notes are an integral part of these financial statements.

  Nocopi Technologies, Inc.
Statements of Comprehensive Loss*

	Years ended December 31
	2025	2024
Revenues
Licenses, royalties and fees	$605,100	$511,500
Product and other sales	888,700	1,606,300
Total revenues	1,493,800	2,117,800
Cost of revenues
Licenses, royalties and fees	154,900	218,800
Product and other sales	525,500	798,700
Total cost of revenues	680,400	1,017,500
Gross profit	813,400	1,100,300
Operating expenses
Research and development	179,900	178,200
Sales and marketing	282,600	322,400
General and administrative	952,300	3,900,000
Total operating expenses	1,414,800	4,400,600
Net loss from operations	(601,400)	(3,300,300)
Other income (expenses)
Other income	—	84,000
Interest income	470,600	560,700
Interest expense and bank charges	(24,100)	(23,300)
Total other income	446,500	621,400
Net loss before income taxes	(154,900)	(2,678,900)
Income taxes (benefit)	—	—
Net loss	$(154,900)	$(2,678,900)
Net loss per common share
Basic and Diluted	$(0.014)	$(0.25)
Weighted average common shares outstanding
Basic and Diluted	10,800,154	10,531,797

*The accompanying notes are an integral part of these financial statements.

Nocopi Technologies, Inc.
Statement of Stockholders’ Equity*
For the Period January 1, 2024 through December 31, 2025

	Common stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - January 1, 2024	10,501,178	$105,000	$21,647,100	$(9,369,600)	$12,382,500
Issuance of common stock	291,735	2,900	3,933,300	—	3,936,200
Net loss	—	—	—	(2,678,900)	(2,678,900)
Balance - December 31, 2024	10,792,913	107,900	25,580,400	(12,048,500)	13,639,800
Issuance of common stock	42,210	400	118,500	—	118,900
Net loss	—	—	—	(154,900)	(154,900)
Balance - December 31, 2025	10,835,123	$108,300	$25,698,900	$(12,203,400)	$13,603,800

*The accompanying notes are an integral part of these financial statements.

  Nocopi Technologies, Inc.
Statements of Cash Flows*

	Years ended December 31
	2025	2024
Operating Activities
Net loss	$(154,900)	$(2,678,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	6,700	29,700
Stock based compensation, net of taxes	118,900	2,615,900
Amortization of operating lease right of use-building	75,500	68,200
Inventory reserve	28,800	(41,500)
(Increase) decrease in assets
Accounts receivable	297,800	(113,800)
Inventory	(136,100)	139,900
Interest receivable	—	160,000
Prepaid and other	11,600	(33,900)
Long-term receivables	517,800	545,700
Increase (decrease) in liabilities
Accounts payable	9,700	(6,600)
Accrued expenses	8,900	(24,500)
Operating lease liability	(70,800)	(65,400)
Net cash provided by operating activities	713,900	594,800

Investing Activities
Proceeds from sale of short-term investment	—	7,985,600
Purchase of fixed assets	—	(9,900)
Net cash provided by investing activities	—	7,975,700

Increase in cash and cash equivalents	713,900	8,570,500

Cash and Cash Equivalents
Beginning of year	10,839,700	2,269,200
End of year	$11,553,600	$10,839,700

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock to employees, net of taxes	$31,200	$439,500
Issuance of common stock for services	$87,700	$87,700
Right of use asset and liability	$204,500	$83,000

*The accompanying notes are an integral part of these financial statements.

NOCOPI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

Cash and cash equivalents consist of demand deposits and money-market funds.

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

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2025 and 2024

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

The following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2025 and December 31, 2024.

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

Patent costs are charged to expense as incurred  .

Revenues - The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s revenues are derived from royalties paid by licensees of the Company’s technologies, fees for the provision of technical services to licensees, and from the direct sale of (i) products incorporating the Company’s technologies, such as inks, security paper and pressure-sensitive labels, and (ii) equipment used to support the application of the Company’s technologies. Royalties consist of guaranteed minimum royalties payable by certain licensees and additional royalties which vary based on the licensee’s sales or production of products incorporating the licensed technology. Service fees and product sales revenues vary directly with the number of units provided.

Fixed-Fee License Agreements

Under certain license agreements, customers are required to pay guaranteed minimum royalties over the term of the contract. Management has determined that these licenses represent the right to use functional intellectual property, as the licensed technology has standalone functionality and does not require ongoing substantive activities affecting its utility. Accordingly, revenue related to guaranteed minimum royalties is recognized at a point in time when the license is made available to the customer, provided the contract is enforceable and collection is probable.

Because guaranteed minimum payments are received over multiple years, future payments are discounted to present value when a significant financing component exists. The related interest income is recognized over the collection period using the effective interest method.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2025 and 2024

License Agreements – Future Technology

Certain license arrangements provide access to future or evolving ink technologies. Revenue under these agreements is recognized over time as the Company satisfies its performance obligations over the contractual term.

Sales-Based Royalties

In addition to guaranteed minimum royalties, certain license agreements provide for royalties based on the licensee’s sales or production volumes. Royalties in excess of guaranteed minimum amounts are recognized in the period in which the underlying customer sales occur.

Product Sales

Revenue from product sales is recognized at a point in time when control transfers to the customer, generally upon shipment under FOB shipping point terms.

Significant judgment is required in determining the timing of revenue recognition for license arrangements and in assessing whether a significant financing component exists.

Income taxes - Deferred income taxes are provided for all temporary differences and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-based compensation - The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the vesting period or the requisite service periods using the straight-line method. The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASU 2017-07, with ASU No. 2018-07, Compensation - Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments are recorded as an expense over the service period, as if the Company had paid cash for the services.

Earnings per share - The Company follows FASB ASC 260 resulting in the presentation of basic and diluted earnings per share. Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Since the Company did not have any common stock equivalents outstanding as of December 31, 2025 and 2024, basic and diluted earnings per share were the same.

Comprehensive income - The Company follows FASB ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income is equal to net income.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2025 and 2024

Recoverability of Long-Lived Assets - The Company follows FASB ASC 360-35, “Impairment or Disposal of Long-Lived Assets.” The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company’s annual financial statements.

Segment Reporting - The company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions, and thus reports as a single operating segment. The company’s singular focus is on the development of its ink technology. Revenue to date has been generated through the Company’s license agreements and sale of ink with its collaborators, see Note 11 and 13 for geographic information of revenue. All tangible assets are held in the United States.

Recently Adopted Accounting Pronouncements - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The amendments in this Update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The other amendments in this Update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company adopted Accounting Standards Update (ASU) 2023-09, “Improvements to Income Tax Disclosures,” on a retrospective basis within its annual reporting for the year ended December 31, 2025. The adoption of ASU 2023-09 resulted in enhanced disclosures related to the effective tax-rate reconciliation, including additional disaggregation requirements prescribed by the standard.

Recently Issued Accounting Pronouncements Not Yet Adopted - In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning the year ended December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

3. Cash and Cash Equivalents

	Year ended December 31
	2025	2024
Cash and cash equivalents
Cash and money market funds	$11,553,600	$10,839,700
Cash and cash equivalents	$11,553,600	$10,839,700

The Company currently maintains, and may in the future maintain, assets at certain financial institutions in the U.S. in amounts that are, and in the future may be, in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. At December 31, 2025 and December 31, 2024, the Company had $11,303,600 and $10,589,700 in excess of the FDIC insured limit, respectively. In the event of a failure of any financial institutions where the Company maintains deposits or other assets, the Company may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect on liquidity, financial condition and results of operations. Interest income earned was $447,500 and $304,800 for the years ended December 31, 2025 and 2024, respectively.

4. Inventories

	Year ended December 31
	2025	2024
Inventories consist of the following:
Raw materials	$571,100	$428,000
Finished goods	—	7,000
	571,100	435,000
Less: Allowance	(114,200)	(85,400)
	$456,900	$349,600

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2025 and 2024

5. Concentration of Credit Risk

The Company is exposed to credit risk with respect to cash and short-term investments with a financial institution. See Note 3 for a discussion on excess cash and cash equivalents.

In addition, the Company is exposed to credit risk with respect to its accounts receivable due to the concentration of major customers. See Note 11 for a discussion of customer concentration.

6. Long-term Receivables

As of December 31, 2025, the Company had long-term receivables of $775,000 from three of the four licensees representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the second quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with three existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company’s incremental borrowing rate of 6.32% for two licensees that renewed in 2022, 8.14% for a licensee that renewed in January 2025 and 5.52% for a new licensee in June 2025.

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

The Company determined that the above conditions were met upon execution of the four license agreements. The present value of the fixed guaranteed costs of obtaining the four license agreements (sales commissions) was recorded upon renewal of three existing license agreements and a new license agreement with a new licensee. The sales commissions are amortized on a systematic basis consistent with the pattern of revenue recognition for the underlying four license agreements. The unamortized balance as of December 31, 2025 and December 31, 2024, for accrued commission payable was $96,100 and $128,500, respectively, included on the balance sheet in accrued expenses and accrued expenses, non-current.

The current portion of the four license agreements, in the amount of $599,400 and $545,700, is included in accounts receivable on the balance sheets as of December 31, 2025 and 2024, respectively.

The following table summarizes the future minimum payments due under the three license agreements as of December 31, 2025:

Year Ending December 31:

2026	$634,000
2027	$567,500
2028	$270,000
Total	$1,471,500

The Company has evaluated the collectability of the long-term receivables and believes them to be fully collectible as of December 31, 2025. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at its present value as of December 31, 2025, and the receivable and imputed interest will be amortized over the term of the license agreements using the effective interest method. The book value approximates the fair value for long-tern receivables. The unamortized balance of the long-term receivables as of December 31, 2025 and 2024 is $775,000 and $1,292,800, respectively. The unamortized imputed interest balance as of December 31, 2025 and 2024 was $90,200 and $110,500, respectively, which will be recognized as interest income through June 30, 2028. Interest income derived from long-term receivables was $23,100 and $16,100 for the year ended December 31, 2025 and 2024, respectively, included in the statements of comprehensive income (loss).

7. Stockholders’ Equity

The Company maintains the 2024 Equity Incentive Plan (the “Plan”), under which equity awards, including stock options, restricted stock, and other share-based awards, may be granted to employees, directors, and consultants. The maximum number of shares of the Company’s common stock authorized for issuance under the Plan is 2,000,000 shares.

As of December 31, 2025, an aggregate of 375,875 shares had been issued or were subject to outstanding awards under the Plan, and 1,624,125 shares remained available for future grants.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2025 and 2024

Prior Grant and Replacement Grant

In connection with an employment agreement, the Company granted (the “Prior Grant”) to an executive a one-time equity award of 1,000,000 restricted stock units (“RSUs”) of the Company’s common stock valued at $3,580,000, fair value, which award was originally set to vest in its entirety on August 18, 2024. The fair market value of the Prior Grant was determined based on the closing price of the Company’s common stock on the grant date and was expensed on a straight-line basis to general and administrative expense as stock-based compensation over the one-year vesting term. The Company recorded stock-based compensation expense for this issuance of $2,435,800 for the year ended December 31, 2024.

Under the original terms of the award, to the extent the Company had not established an employee equity compensation plan on or prior to August 18, 2024, the RSUs could have been converted, at the election of the executive, in full or in part, into cash compensation at a rate of $3.58 per share, which was the fair market value of the common stock on October 10, 2023, the date the Board of Directors approved the grant.

Because the award permitted cash settlement at the election of the executive, the award was initially classified as a liability award under ASC 718 and remeasured at each reporting period until modification.

On August 16, 2024, the executive agreed to cancel and forfeit the Prior Grant and, in lieu of the Prior Grant, the Company granted the executive 1,649,769 RSUs (the “Replacement Grant”) pursuant to and subject to the Plan and an award agreement approved by the Board of Directors.

The fair market value of the Replacement Grant was $3,580,000, determined based on the closing price of the Company’s common stock on the grant date. The shares underlying the Replacement Grant vest ratably and quarterly over a two-year period beginning August 16, 2024.

The cancellation and issuance of the Replacement Grant was accounted for as a modification under ASC 718. The incremental fair value of $1,410,000, representing the excess of the fair value of the Replacement Grant over the fair value of the Prior Grant immediately before modification, is recognized as additional compensation expense over the remaining vesting period.

Upon modification, the award was reclassified from liability to equity classification.

On November 16, 2024, 144,805 shares of vested stock were issued at a fair value of $330,800, net of taxes.

On December 23, 2024, the executive agreed to forfeit 1,443,548 unvested RSUs under the Replacement Grant at a value of $3,308,800.

The forfeiture was accounted for in accordance with ASC 718, resulting in reversal of previously recognized expense associated with unvested awards.

Advisory Shares – Private Placement

On September 11, 2023, the Company entered into a stock purchase agreement in connection with a private placement for total gross proceeds of $5.0 million. The agreement provided for the issuance of 1,250,000 shares of common stock at $4.00 per share. The sale closed on September 11, 2023. No placement fees or commissions were paid.

In addition, as consideration for advisory services through September 11, 2026, the Company agreed to issue 65,790 shares of common stock with a total grant-date fair value of $263,160, which vest in three equal tranches on September 11, 2024, 2025, and 2026.

The Company recognizes compensation expense for advisory share grants based on grant-date fair value and recognizes expense on a straight-line basis over the service period.

For the years ended December 31, 2025 and 2024, the Company recognized consulting expense of $87,600 and $87,900, respectively, related to this stock grant.

On September 11, 2024 and September 11, 2025, the Company issued 21,930 shares of common stock at a fair value of $87,700 upon the vesting of the first and second tranches. As of December 31, 2025, unrecognized compensation expense related to the advisory shares was approximately $61,000, which will be recognized over the remaining service period.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2025 and 2024

Director and Executive Grants

On December 22, 2024, the Company issued 60,000 shares of common stock to an outside director and 60,000 shares to an executive for services rendered. The shares were fully vested upon issuance and had an aggregate grant-date fair value of $200,400, which was recognized as stock-based compensation expense.

On December 24, 2024, the Company granted 10,000 RSUs to an executive. Of these, 5,000 vested and were issued immediately at a value of $8,500. The remaining 5,000 vested on December 24, 2025 with 2,640 shares being issued at a value of $4,700, net of taxes. The grant-date fair value was $16,700. The immediately vested portion was recognized as compensation expense on the grant date, and the remaining portion was recognized over the one-year vesting period.

On December 29, 2025, executives were granted 40,000 RSUs, of which 20,000 vested and 17,640 shares were issued immediately at a value of $26,500, net of taxes. The remaining 20,000 vest on December 29, 2026. The aggregate grant-date fair value was $60,000, of which $30,000 was recognized in 2025. The remaining amount will be recognized over the remaining vesting period.

Stock-Based Compensation Expense

For the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $126,000 and $2,732,500, respectively.

As of December 31, 2025, total unrecognized compensation expense related to nonvested awards was approximately $90,800, which is expected to be recognized over a weighted-average period of approximately one year.

8. Income Taxes

The Company adopted Accounting Standards Update (ASU) 2023-09, “Improvements to Income Tax Disclosures,” on a retrospective basis within its annual reporting for the year ended December 31, 2025. The adoption of ASU 2023-09 resulted in enhanced disclosures related to the effective tax-rate reconciliation, including additional disaggregation requirements prescribed by the standard. For further details, see Note 2, Significant Accounting Policies.

There was no income tax expense reflected in the results of operations for the years ended December 31, 2025 and December 31, 2024, because the Company carried forward net losses for tax purposes.

As of December 31, 2025 and December 31, 2024, the Company had federal net operating loss carry forwards of $804,000 and $707,000 respectively, and state net operating loss carryforwards of $3,176,000 and $2,568,000 which may be used to offset future taxable income. The remaining federal NOL's will not expire but will be limited to 80% of taxable income. The Pennsylvania NOL's started to expire in 2024, with $1,307,000 expiring by 2032. Remaining Pennsylvania NOL's expire in 20 years. Florida NOL's will not expire.

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

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	2025	2024

Deferred tax assets/(liabilities)
Net operating loss carryforward	$412,600	$595,300
R&D Credits	80,300	41,300
Operating lease assets	2,200	800
Capitalize research & development costs	53,600	73,400
Depreciation & amortization	2,300	600
Total deferred tax assets	551,000	711,400
Valuation allowance	(551,000)	(711,400)
Net	$—	$—

For the year ended December 31, 2025, the net decrease in valuation allowance was $160,400.

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2025 and 2024

Reconciliation of the statutory federal income tax to the Company's effective tax:

	December 31, 2025		December 31, 2024
	Amount	%	Amount	%
U.S. Federal statutory tax rate	(32,500)	21.00	(568,900)	21.00
State and local income tax, net of federal income tax effect
Pennsylvania state modification	(33,200)	21.40	(18,000)	0.67
Pennsylvania income tax	(11,800)	7.63	(265,800)	9.81
Other	(2,100)	1.38	6,900	(.25)
Tax Credits	(39,000)	25.20	(41,300)	1.52
Changes in valuation allowances	(160,400)	103.59	123,400	(4.56)
Nontaxable or nondeductible items
Forfeiture of stock-based compensation	—	—	1,026,800	(37.90)
ERTC income not taxable	—	—	(17,600)	0.65
Return to provision adjustments	19,000	(12.29)	(126,800)	4.68
Expiration of net operating losses	260,000	(167.91)	—	—
Other	—	—	(118,700)	4.38

Provision for income taxes	—	—	—	—

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

Tax years ending December 31, 2022 and thereafter remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

9. Commitments and Contingencies

The Company conducts its operations in leased facilities under a non-cancelable operating lease expiring on December 31, 2027.

The Company entered into a second amendment to the operating lease agreement, effective June 1, 2025, relating to the leased facilities. The second amendment provides for an extension term to December 31, 2027, and for monthly rent payments of, initially, $7,147, escalating annually by 3.5%.

The Company has capitalized the present value of the minimum lease payments commencing June 1, 2025, using an estimated incremental borrowing rate of 6.5%. The minimum lease payments do not include common area annual expenses which are considered to be non-lease components.

As of December 31, 2025 and 2024, the operating lease asset amounted to $161,300 and $32,400, respectively, and operating lease liability amounted to $168,900 and $35,200, respectively.

There are no other material operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company’s leases do not contain variable lease payments or residual value guarantees.

Total operating lease costs were $83,500 and $70,500 for the years ended December 31, 2025 and December 31, 2024.

Undiscounted future minimum lease payments as of December 31, 2025, by year and in aggregate are as follows:

Operating Leases
Year ending December 31
2026	$88,700
2027	91,900
Total lease payments	180,600
Less imputed interest	(11,700)
Total	$168,900

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2025 and 2024

The Company entered into an employment agreement with its Chief Operating Officer, which expired in March 2025. Under the agreement, the COO receives a salary as determined by the Company’s Board of Directors, currently set at $75,000, and is entitled to a commission of 7% of sales generated through her efforts. The agreement provides for automatic one-year renewal terms following the expiration of the initial term, unless terminated in accordance with its provisions.

The Company entered an employment agreement with its Chief Executive Officer, which expires in September 2026. Under the agreement, the CEO receives a salary set by the Company’s Board of Directors, currently set at $125,000 per year effective October 1, 2022 plus a performance bonus determined by the Company’s Board of Directors. The CEO voluntarily reduced his salary to $120,000 on December 22, 2024. The employment agreement contains two-year renewal provisions that become effective after the original term.

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of its business. In management’s opinion the outcome of any such litigation will not materially affect the Company’s financial condition or results of operations.

The Company is not currently subject to any material legal proceedings.

10. 401(k) Savings Plan

The Company sponsors a 401(k) savings plan, covering substantially all employees, providing for employee and employer contributions. Employer contributions are made at the discretion of the Company. There were no contributions charged to expense during 2025 or 2024.

11. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Year ended December 31
	2025	2024
Customer A	52%	70%
Customer B	23%	18%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	December 31
	2025	2024
Customer A	—%	15%
Customer B	82%	78%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition. The Company’s revenues by geographic region are as follows:

	Year ended December 31
	2025	2024
North America	590,000	484,800
South America	—	600
Europe	—	—
Asia	822,600	1,546,500
Australia	81,200	85,900
	1,493,800	2,117,800

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2025 and 2024

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

13. Segment Reporting

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

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the statement of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss:

	Years ended December 31
	2025	2024
Revenues
Licenses, royalties and fees	$605,100	$511,500
Product and other sales	888,700	1,606,300
Total revenues	1,493,800	2,117,800
Cost of revenues
Licenses, royalties and fees	154,900	218,800
Product and other sales	525,500	798,700
Total cost of revenues	680,400	1,017,500
Gross profit	813,400	1,100,300
Operating expenses
Research and development	179,900	178,200
Sales and marketing	282,600	322,400
General and administrative	952,300	3,900,000
Total operating expenses	1,414,800	4,400,600
Net loss from operations	(601,400)	(3,300,300)
Other income (expenses)
Other income	—	84,000
Interest income	470,600	560,700
Interest expense and bank charges	(24,100)	(23,300)
Total other income	446,500	621,400
Net loss before income taxes	(154,900)	(2,678,900)
Income taxes (benefit)	—	—
Net loss	$(154,900)	$(2,678,900)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

•	Research and Development: includes costs related to personnel, laboratory materials and supplies and product development and testing for ink technologies.

•	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.

•	Sales and Marketing: includes personnel costs and other sales related expenses.

•	Cost of Revenues: includes labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer from the Company’s facility.

Since the Company has only one reportable segment, no additional segment disclosures are required beyond entity-wide disclosures presented below.
F-16

NOCOPI TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2025 and 2024

Entity-Wide Disclosures

•	Geographic Revenue Information: For the year ended December 31, 2025 40% of the Company’s net sales were generated in North America and 60% internationally. For the year ended December 31, 2024, 23% of the Company’s net sales were generated in North America and 77% were generated internationally. Refer to Note 11.

•	Major Customers: The Company has two customers that accounted for 75% of revenue and 82% of net accounts receivable for the year ended December 31, 2025 and 88% of revenue and 93% of net accounts receivable for the year ended December 31, 2024. Refer to Note 11.

14. Subsequent Event

On December 31, 2025, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”), by and between the Company and various institutional investors (the “Purchasers”).The Purchase Agreements provided for the private issuance (the “Private Placement”) to the Purchasers of an aggregate of 266,666 shares of the Company’s common stock (such shares of common stock issued pursuant to the Private Placement, the “Placement Shares”) at a purchase price of $1.50 per share. Kevin Westenburg, the Company’s President and a Director, purchased 33,333 Placement Shares in connection with the Private Placement. On January 9, 2026, the Private Placement closed and the Company received aggregate gross proceeds of $399,999. No placement fees or commissions were paid in connection with this transaction.

In connection with the Purchase Agreements, on December 31, 2025, the Company entered into registration rights agreements with certain of the Purchasers, which provides that on or prior to January 9, 2027, the Company must file a registration statement to register the Purchaser’s respective Placement Shares.

Exhibit Index

The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2008
3.2	Articles of Amendment - Filed August 25, 2022	Incorporated by reference to the Company’s Report on Form 8-K filed on August 25, 2022
3.3	Second Amended and Restated Bylaws, Dated January 28, 2022	Incorporated by reference to the Company’s Form 8-K filed on February 2, 2022
3.4	Articles Supplementary relating to Nocopi Technologies, Inc.’s election to be subject to Sections 3-803, 3-804(a), 3-804(b) and 3-804(c) of the Maryland General Corporation Law	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2021
4.1	Form of Certificate of Common Stock	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 7, 2006
4.2	Registration Rights Agreement – Dated August 1, 2022	Incorporated by reference to the Company’s Form 8-K filed on August 5, 2022
4.3	Securities registered under Section 12 of the Exchange Act	Incorporated by reference to the Company’s Form 10-K filed March 25, 2024
10.1†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 15, 1999
10.2	Director Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.3	Officer Indemnification Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 1999
10.4†	Employee Agreement dated September 29, 2022 - Matthew C. Winger	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2022
10.5†	Amended Summary Plan Description for Nocopi Technologies, Inc. 401(k) Profit Sharing Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2010
10.6†	Employment Agreement with Terry W. Stovold	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012

22

10.7	Lease Agreement dated December 12, 2013 relating to premises at 480 Shoemaker Road, King of Prussia, PA 19406	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 11, 2015
10.8	Lease Amendment dated September 28, 2018	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2019
10.9	Lease Amendment dated March 3, 2024	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2025
10.10	Lease Amendment dated March 22, 2025	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2025
10.11	Stock Purchase Agreement - Dated August 1, 2022	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 5, 2022
10.12	Stock Purchase Agreement, dated September 11, 2023, by and between Nocopi Technologies, Inc. and Frost Gamma Investments Trust	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 13, 2023
10.13	Registration Rights Agreement, dated as of September 11, 2023, by and between Nocopi Technologies, Inc. and Frost Gamma Investments Trust.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 13, 2023
10.14†	Employment Agreement dated October 19, 2023 between the Company and Michael S. Liebowitz	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 23, 2023
10.15	Form of Stock Purchase Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2026
10.16	Form of Registration Rights Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2026
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005
19.1	Insider Trading Policy	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2025
21.1	Subsidiaries of the Registrant	Incorporated by reference to the Company’s Form 10-K filed March 25, 2024
23.1	Consent of Stephano Slack LLC	Filed herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

-------

† Compensation plans and arrangements for executives and others.

23