Form 10-Q
period 2026-03-31
NOCOPI TECHNOLOGIES INC/MD/
filed 2026-05-15
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,101,789 shares of common stock, par value $0.01, as of May 12, 2026.

NOCOPI TECHNOLOGIES, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Nocopi Technologies, Inc.

Condensed Statements of Comprehensive (Loss) Income*

(unaudited)

	Three Months ended March 31
	2026	2025
Revenues
Licenses, royalties and fees	$100,700	$190,300
Product and other sales	289,000	288,700
Total revenues	389,700	479,000
Cost of revenues
Licenses, royalties and fees	46,400	43,500
Product and other sales	152,700	161,800
Total cost of revenues	199,100	205,300
Gross profit	190,600	273,700
Operating expenses
Research and development	55,800	45,000
Sales and marketing	74,500	91,000
General and administrative	221,800	223,500
Total operating expenses	352,100	359,500
Net loss from operations	(161,500)	(85,800)

Other income (expenses)
Interest income	105,200	117,200
Interest expense and bank charges	(6,000)	(5,900)
Total other income	99,200	111,300
Net (loss) income before income taxes	(62,300)	25,500
Income taxes	—	—
Net (loss) income	$(62,300)	$25,500
Net (loss) income per common share
Basic and Diluted	$(.006)	$.002
Weighted average common shares outstanding
Basic and Diluted	11,057,345	10,792,913

*See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Condensed Balance Sheets*

(unaudited)

	March 31	December 31
	2026	2025

Assets
Current assets
Cash and cash equivalents	$11,913,000	$11,553,600
Accounts receivable less $12,000 allowance for credit losses	1,132,000	936,700
Inventory, net of allowance of $94,100 and $114,200, respectively	404,100	456,900
Prepaid and other	86,800	144,100
Total current assets	13,535,900	13,091,300

Fixed assets
Leasehold improvements	95,100	81,500
Furniture, fixtures and equipment	179,700	179,700
Fixed assets, gross	274,800	261,200
Less: accumulated depreciation and amortization	253,600	251,200
Total fixed assets	21,200	10,000
Other assets
Long-term receivables	639,600	775,000
Operating lease right of use – building	142,300	161,300
Total other assets	781,900	936,300
Total assets	$14,339,000	$14,037,600

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$33,500	$30,600
Accrued expenses	114,200	153,300
Stock compensation payable	48,300	26,700
Operating lease liability – current	82,200	80,200
Total current liabilities	278,200	290,800

Long-term liabilities
Operating lease liability – non-current	67,100	88,700
Accrued expenses, non-current	44,700	54,300
Total long-term liabilities	111,800	143,000
Total liabilities	390,000	433,800

Stockholders' equity
Preferred stock, $1.00 par value, authorized – 3,000,000 shares	—	—
Common stock, $0.01 par value, authorized – 75,000,000 shares, Issued and outstanding – March 31, 2026-11,101,789 shares; December 31, 2025-10,835,123	111,000	108,300
Paid-in capital	26,103,700	25,698,900
Accumulated deficit	(12,265,700)	(12,203,400)
Total stockholders' equity	13,949,000	13,603,800
Total liabilities and stockholders' equity	$14,339,000	$14,037,600

*See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Condensed Statements of Cash Flows*

(unaudited)

	Three Months ended March 31
	2026	2025
Operating Activities
Net (loss) income	$(62,300)	$25,500
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	2,400	1,700
Stock-based compensation	29,100	23,600
Amortization of operating lease right of use-building	19,000	19,300
Inventory reserve	(20,100)	(4,400)
(Increase) decrease in assets
Accounts receivable	(195,300)	55,200
Inventory	72,900	30,200
Prepaid and other current assets	57,300	61,600
Long-term receivables	135,400	96,000
Increase (decrease) in liabilities
Accounts payable	2,900	42,000
Accrued expenses	(48,700)	40,000
Operating lease liability-current	(19,600)	(21,000)
Net cash (used in) provided by operating activities	(27,000)	369,700

Investing Activities
Purchase of fixed assets	(13,600)	—
Net cash used in investing activities	(13,600)	—

Financing Activities
Issuance of common stock	400,000	—
Net cash provided by financing activities	400,000	—

Increase in cash and cash equivalents	359,400	369,700

Cash and Cash Equivalents
Beginning of period	11,553,600	10,839,700
End of period	$11,913,000	$11,209,400

*See accompanying notes to these condensed financial statements.

Nocopi Technologies, Inc.

Condensed Statements of Stockholders’ Equity*

For the Three Months ended March 31, 2026 and March 31, 2025

(unaudited)

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025	10,835,123	$108,300	$25,698,900	$(12,203,400)	$13,603,800
Stock-based compensation	—	—	7,500	—	7,500
Issuance of common stock	266,666	2,700	397,300	—	400,000
Net loss	—	—	—	(62,300)	(62,300)
Balance at March 31, 2026	11,101,789	$111,000	$26,103,700	$(12,265,700)	$13,949,000

	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	10,792,913	$107,900	$25,580,400	$(12,048,500)	$13,639,800
Stock-based compensation	—	—	2,000	—	2,000
Net income	—	—	—	25,500	25,500
Balance at March 31, 2025	10,792,913	$107,900	$25,582,400	$(12,023,000)	$13,667,300

* See accompanying notes to these condensed financial statements.

 NOCOPI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared by Nocopi Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2. Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 31, 2026 (the “2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The notes to financial statements included in the 2025 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2026 may not be necessarily indicative of the operating results expected for the full year.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive (loss) income.  Comprehensive (loss) income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net (loss) income.  Since the Company has no items of other comprehensive (loss) income, comprehensive (loss) income is equal to net (loss) income.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Note 2. Cash and Cash Equivalents

	March 31 2026	December 31 2025
Cash and cash equivalents
Cash and money market funds	$11,913,000	$11,553,600
Cash and cash equivalents	$11,913,000	$11,553,600

The Company currently maintains, and may in the future maintain, assets at certain financial institutions in the United States in amounts that are, and in the future may be, in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. At March 31, 2026 and December 31, 2025, the Company had $11,663,000 and $11,303,600 in excess of the FDIC insured limit, respectively. In the event of a failure of any financial institutions where the Company maintains deposits or other assets, the Company may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect on liquidity, financial condition and results of operations. Interest income earned was $98,000 and $112,300 for the three months ended March 31, 2026 and 2025, respectively, included in interest income on the condensed statement of comprehensive loss.

Note 3. Inventories

	March 31 2026	December 31 2025
Inventories consist of the following
Raw materials	$470,400	$571,100
Work in process	19,400	—
Finished goods	8,400	—
	498,200	571,100
Less: Allowance	(94,100)	(114,200)
	$404,100	$456,900

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Long-term Receivables

As of March 31, 2026 and December 31, 2025, the Company had long-term receivables of $639,600 and $775,000, respectively, from four licensees, respectively, representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the second quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with three existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company's incremental borrowing rate of 6.32% for two licensees that renewed in 2022 and 8.14% for a licensee that renewed in January 2025 and 5.52% for a new licensee in June 2025.

These agreements grant licenses for the use of certain patented ink technology as it exists at the time that it is granted which is considered functional intellectual property. Under Topic 606, a performance obligation to transfer a license for functional intellectual property is satisfied at a point in time and the fixed consideration could be recognized upfront when the Company transfers control of the licensee if certain criteria are met. Specifically, the minimum royalty guarantee could be recognized upfront if the following conditions are met:

•	The royalty payment is fixed or determinable

•	Collection of the royalty payment is considered probable

•	The licensee has the ability to benefit from the licensed technology

The Company determined that the above conditions were met upon execution of the four license agreements. The present value of the fixed guaranteed costs of obtaining the license agreements (sales commissions) was recorded upon renewal of three existing license agreements and a new license agreement with a new licensee. The sales commissions are amortized on a systematic basis consistent with the pattern of revenue recognition for the underlying these license agreements. The unamortized balance as of March 31, 2026 and December 31, 2025, for accrued commission payable was $85,600 and $96,100, respectively, included on the balance sheet in accrued expenses and accrued expenses, non-current.

The current portion of the license agreements in the amount of $584,100 and $599,400, is included in accounts receivable on the balance sheets as of March 31, 2026 and December 31, 2025, respectively.

The following table summarizes the future minimum payments due under the remaining three license agreements as of March 31, 2026:

Year Ending December 31:
2026	$475,500
2027	567,500
2028	270,000
Total	$1,313,000

The Company has evaluated the collectability of the long-term receivables and concluded that expected credit losses related to the receivables remain immaterial as of March 31, 2026. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at its present value as of March 31, 2026, and the receivable and imputed interest will be amortized over the term of the license agreements using the effective interest method. The book value approximates the fair value for long-tern receivables. The unamortized balance of the long-term receivables as of March 31, 2026 and December 31, 2025 was $639,600 and $775,000, respectively. The unamortized imputed interest balance as of March 31, 2026 and December 31, 2025 was $83,000 and $90,200, respectively, which will be recognized as interest income through June 30, 2028. Interest income derived from long-term receivables was $7,200 and $4,900 for the three months ended March 31, 2026 and 2025, respectively, included in the statements of comprehensive (loss) income.

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Stockholders’ Equity

The Company follows FASB ASC 718, Compensation – Stock Compensation, and uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. On June 17, 2024, the Company’s shareholders approved the Nocopi Technologies, Inc. 2024 Incentive Compensation Plan (the “2024 Plan”), which allows the Company to issue equity awards to directors, officers, other employees and consultants of the Company. As of March 31, 2026 and 2025, 41,930 and 5,000 unvested restricted stock units (“RSUs”) are outstanding under the 2024 Plan, respectively. In addition, as of March 31, 2026 and 2025, 333,945 and 291,735 shares have been issued in settlement of vested RSUs granted under the 2024 Plan, respectively. As of March 31, 2026 and 2025, the unamortized value related to grants under the 2024 Plan was $61,800 and $6,100, respectively.

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

For the three months ended March 31, 2026 and 2025, the Company recognized consulting expense of $21,600 and $21,600, respectively, related to this stock grant.

On September 11, 2024 and September 11, 2025, the Company issued 21,930 shares of common stock at a fair value of $87,700 upon the vesting of the first and second tranches. As of March 31, 2026, unrecognized compensation expense related to the advisory shares was approximately $39,400, which will be recognized over the remaining service period.

Director and Executive Grants

On December 29, 2025, executives were granted 40,000 RSUs, of which 20,000 vested and 17,640 shares were issued immediately at a value of $26,500, net of taxes. The remaining 20,000 vest on December 29, 2026. The aggregate grant-date fair value was $60,000, of which $30,000 was recognized in 2025. The remaining amount will be recognized over the remaining vesting period.

Private Placement

On December 31, 2025, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”), by and between the Company and various institutional investors (the “Purchasers”).The Purchase Agreements provided for the private issuance (the “Private Placement”) to the Purchasers of an aggregate of 266,666 shares of the Company’s common stock (such shares of common stock issued pursuant to the Private Placement, the “Placement Shares”) at a purchase price of $1.50 per share. On January 9, 2026, the Private Placement closed and the Company received aggregate gross proceeds of $400,000. No placement fees or commissions were paid in connection with this transaction.

Kevin Westenburg, the Company’s President and a Director, purchased 33,333 Placement Shares in connection with the Private Placement.

Third Parties purchased an aggregate of 233,333 Placement Shares in connection with the Private Placement.

In connection with the Purchase Agreements, on December 31, 2025, the Company entered into registration rights agreements with certain of the Purchasers, which provides that on or prior to January 9, 2027, the Company must file a registration statement to register the Purchaser’s respective Placement Shares.

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Stock-Based Compensation Expense

For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $29,000 and $23,700, respectively.

As of March 31, 2026, total unrecognized compensation expense related to nonvested awards was approximately $61,800, which is expected to be recognized over a weighted-average period of approximately one year.

Note 6. Income Taxes

There was no income tax expense reflected in the results of operations for the quarter ended March 31, 2026 [and 2025] and the year ended December 31, 2025, due to the recording of a full valuation allowance since it is more likely than not that that the realization of the net deferred tax assets would not be realized. The valuation allowance at March 31, 2026 and December 31, 2025 were $565,600 and 551,000, respectively.

As of March 31, 2026 and December 31, 2025, the Company had federal net operating loss carry forwards of $874,000 and $804,000, respectively, and state net operating loss carryforwards of $3,145,000 and $3,176,000, respectively, which may be used to offset future taxable income. The remaining federal NOL's will not expire but will be limited to 80% of taxable income. The Pennsylvania NOL's began to expire in 2024, with $1,307,000 expiring by 2032. The remaining Pennsylvania NOL's expire in 20 years and the Florida NOL's will not expire.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	March 31, 2026	December 31, 2025

Deferred tax assets/(liabilities)
Net operating loss carryforward	$424,200	$412,600
R&D Credits	85,900	80,300
Stock-based compensation	2,100	—
Operating lease assets	2,000	2,200
Capitalize research & development costs	48,800	53,600
Depreciation & amortization	2,600	2,300
Total deferred tax assets	565,600	551,000
Valuation allowance	(565,600)	(551,000)
Net	$—	$—

For the quarter ended March 31, 2026, the net increase in valuation allowance was $14,600.

Reconciliation of the statutory federal income tax to the Company's effective tax:

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
U.S. Federal statutory tax rate	(13,100)	21.00	(32,500)	21.00
State and local income tax, net of federal income tax effect
Pennsylvania state modifications	(7,100)	11.40	(33,200)	21.40
Pennsylvania income tax	(4,700)	7.50	(11,800)	7.63
State valuation adjustment	(4,100)	6.60	—	—
Pennsylvania net operating loss expiration	15,800	(25.30)	—	—
Other	100	(0.10)	(2,300)	1.38
Tax credits	(5,600)	8.90	(39,000)	25.20
Changes in valuation allowance	18,500	(29.70)	(160,400)	103.59
Nontaxable or nondeductible items
Return to provision adjustments	—	—	19,000	(12.29)
Expiration of net operating losses	—	—	260,000	(167.91)
Other	200	(0.30)	—

Provision for income taxes	—	—	—	—

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred, but we have not analyzed it at this time as the deferred tax asset is fully reserved.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. The Company did not recognize any interest or penalties during 2026 related to unrecognized tax benefits.

Tax years ending December 31, 2022 and thereafter remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

Note 7. Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. The potential common shares related to unvested RSUs were excluded from diluted EPS because their effect would be antidilutive.

Note 8. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended March 31
	2026	2025
Customer A	68%	51%
Customer B	17%	12%
Customer C	0%	21%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	March 31 2026	December 31 2025
Customer A	15%	0%
Customer B	72%	82%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows:

	Three Months ended March 31
	2026	2025
North America	$83,100	$185,100
South America	800	—
Asia	284,000	272,200
Australia	21,800	21,700
	$389,700	$479,000

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Leases

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

As of March 31, 2026 and December 31, 2025, the operating lease asset amounted to $142,300 and $161,300, respectively, and operating lease liability amounted to $149,300 and $168,900, respectively.

There are no other material operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company’s leases do not contain variable lease payments or residual value guarantees.

Total operating lease costs were $21,600 and $19,800 for the three months ended March 31, 2026 and 2025, respectively.

Undiscounted future minimum lease payments as of March 31, 2026, by year and in aggregate are as follows:

Operating Leases
Year ending December 31
2026	$66,600
2027	91,900
Total lease payments	158,500
Less imputed interest	(9,200)
Total	$149,300

Note 10. Segment Reporting

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple business units.

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the statement of comprehensive loss. The following table presents a reconciliation of segment operating loss to net (loss) income:

	Three Months ended March 31
	2026	2025
Revenues
Licenses, royalties and fees	$100,700	$190,300
Product and other sales	289,000	288,700
Total revenues	389,700	479,000
Cost of revenues
Licenses, royalties and fees	46,400	43,500
Product and other sales	152,700	161,800
Total cost of revenues	199,100	205,300
Gross profit	190,600	273,700
Operating expenses
Research and development	55,800	45,000
Sales and marketing	74,500	91,000
General and administrative	221,800	223,500
Total operating expenses	352,100	359,500
Net loss from operations	(161,500)	(85,800)

Other income (expenses)
Interest income	105,200	117,200
Interest expense and bank charges	(6,000)	(5,900)
Total other income	99,200	111,300
Net (loss) income before income taxes	(62,300)	25,500
Income taxes	—	—
Net (loss) income	$(62,300)	$25,500)

NOCOPI TECHNOLOGIES, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

•	Research and Development: includes costs related to personnel, laboratory materials and supplies and product development and testing for ink technologies.

•	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.

•	Sales and Marketing: includes personnel costs and other sales related expenses.

•	Cost of Revenues: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer from the Company’s facility.

Since the Company has only one reportable segment, no additional segment disclosures are required beyond entity-wide disclosures presented below.

Entity-Wide Disclosures

•	Geographic Revenue Information: For the three months ended March 31, 2026, 21% of the Company’s net sales were generated in North America and 79% internationally. For the three months ended March 31, 2025, 39% of the Company’s net sales were generated in North America and 61% were generated internationally. Refer to Note 8.

•	Major Customers: The Company had two customers that accounted for 85% of revenue and 87% of net accounts receivable for the three months ended March 31, 2026. In addition, the Company had three customers that accounted for 84% of revenue for the three months ended March 31, 2025 and one customer that accounted for 82% of net accounts receivable as of December 31, 2025. Refer to Note 8.

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

•	Strategic actions, including business acquisitions and our success in integrating acquired businesses.
•	Our ability to improve our current credit rating with our vendors and the impact on our raw materials and other costs and competitive position of doing so.
•	The impact of losing our intellectual property protections or the loss in value of our intellectual property.
•	Changes in customer demand.
•	The occurrence of hostilities, political instability or catastrophic events.
•	Developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards.
•	Security breaches, cybersecurity attacks and other significant disruptions in our information technology systems.
•	Such other factors as discussed throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, and throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of the 2025 Annual Report.

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

Revenues for the first quarter of 2026 were $389,700 compared to $479,000 in the first quarter of 2025, a decrease of $89,300, or approximately 19%. Licenses, royalties and fees decreased by $89,600, or approximately 47%, in the first quarter of 2026 to $100,700 from $190,300 in the first quarter of 2025. The decrease in licenses, royalties and fees in the first quarter of 2026 compared to the first quarter of 2025 is due primarily to the renewal of one of our existing licenses in January 2025. We cannot assure you that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

Product and other sales increased by $300, or approximately 0.1%, to $289,000 in the first quarter of 2026 from $288,700 in the first quarter of 2025. Sales of ink increased in the first quarter of 2026 compared to the first quarter of 2025 due primarily to higher ink shipments to the third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market. In the first quarter of 2026, the Company derived revenues of approximately $375,700 from the Company’s licensees and their authorized printers in the entertainment and toy products market compared to revenues of approximately $354,900 in the first quarter of 2025.

The Company’s gross profit decreased to $190,600, or approximately 49% of gross revenues, in the first quarter of 2026 from $273,700, or approximately 57% of gross revenues, in the first quarter of 2025 due to decrease in licenses and royalties. Licenses, royalties and fees have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as the Company’s overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 54% in the first quarter of 2026 from approximately 77% in the first quarter of 2025.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. Primarily due to higher sales of ink and other products and the overall mix in the first quarter of 2026 compared to the first quarter of 2025, there was a higher gross profit from product and other sales of approximately 47% of revenues in the first quarter of 2026 compared to a gross profit of approximately 44% of revenues in the first quarter of 2025.

Research and development expenses increased in the first quarter of 2026 to $55,800 compared to $45,000 in the first quarter of 2025 due primarily to higher lab expenses in the first quarter of 2026 compared to the first quarter of 2025.

Sales and marketing expenses decreased to $74,500 in the first quarter of 2026 from $91,000 in the first quarter of 2025 due primarily to lower commission expense on the lower level of revenues in the first quarter of 2026 compared to the first quarter of 2025.

General and administrative expenses decreased in the first quarter of 2026 to $221,800 compared to $223,500 in the first quarter of 2025 due primarily to higher stock-based compensation, lower professional fees, and higher employee related expenses in the first quarter of 2026 compared to the first quarter of 2025.

For the first quarter of 2026 and 2025, there was no income tax benefit for the net (loss) income for the first quarter of 2026 and 2025 due to the recording of a full valuation allowance since it is more likely than not that that the realization of the net deferred tax assets would not be realized. Income taxes in the first quarter of 2025 include federal and state income taxes. The state income taxes result from limitations placed on income tax net operating loss deductions by the Commonwealth of Pennsylvania.

The net loss of $62,300 in the first quarter of 2026 compared to the net income of $25,500 in the first quarter of 2025 resulted primarily from a lower level of licenses, royalties and fees in combination with lower quarterly operating expenses, as well as the positive other income generated in the first quarter of 2026, when compared to the first quarter of 2025.

Plan of Operation, Liquidity and Capital Resources

During the first quarter of 2026, the Company’s cash increased to $11,913,000 at March 31, 2026 from $11,553,600 at December 31, 2025. During the first quarter of 2026, the Company used $27,000 and $13,600 from its operating activities and investing activities, respectively, and generated $400,000 from financing activities. During the first quarter of 2025, the Company’s cash increased to $11,209,400 at March 31, 2025 from $10,839,700 at December 31, 2024. During the first quarter of 2025, the Company generated $369,700 from its operating activities.

During the first quarter of 2026, the Company’s revenues decreased approximately 19% primarily as a result of lower licenses, royalties and fees revenue in the entertainment and toy products market. Our total overhead expenses decreased in the first quarter of 2026 to $352,100 compared to $359,500 in the first quarter of 2025, and the Company’s interest income decreased in the first quarter of 2026 compared to the first quarter of 2025. As a result of these factors, the Company had a net loss of $62,300 in the first quarter of 2026 compared to net income of $25,500 in the first quarter of 2025. The Company had negative operating cash flow of $27,000 during the first quarter of 2026. At March 31, 2026, the Company had working capital of $13,257,700 and stockholders’ equity of $13,949,000. For the three months ended March 31,2026, the Company had a net loss of $62,300 and had negative operating cash flow of $27,000. At March 31, 2025, the Company had working capital of $12,526,100 and stockholders’ equity of $13,667,300.

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

Our future growth strategy includes expanding our business through acquisitions of other companies with competing or complementary services, technologies or businesses in order to expand our product and service offerings to grow our free cash flow. We are currently actively engaged in the process to identify acquisition candidates and negotiate transactions. As of the date of this Quarterly Report on Form 10-Q, we have not entered into any definitive agreements to make any acquisition. We expect to fund our business expansion through the issuance of debt or equity securities, the payment of cash, the exchange of services, or any combination thereof.

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

As previously stated, we generate a significant portion of our total revenues from licensees in the entertainment and toy products market. These licensees generally sell their products through retail outlets. In the future, such sales may be adversely affected by changes in consumer spending that may occur as a result of an uncertain economic environment in 2026 and beyond and its effect on the global economy, geopolitical instability including the Russia-Ukraine war and conflicts in the Middle East and the related supply chain disruptions as well as the record inflation and significantly higher interest rates currently being experienced in the United States along with the probability of an economic recession both in the United States and globally. As a result, our revenues, results of operations and liquidity may be negatively impacted in future periods.

Contractual Obligations

As of March 31, 2026, there were no material changes in our contractual obligations from those disclosed in the 2025 Annual Report, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of March 31, 2026 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company's financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2026, there were no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s evaluation considered the Company’s size and staffing levels, including management review controls implemented during 2025 and continuing through the quarter ended March 31, 2026

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Information about risk factors for the quarter ended March 31, 2026 does not differ materially from that set forth in Part I, Item 1A of the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 On December 31, 2025, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”), by and between the Company and various institutional investors (the “Purchasers”).The Purchase Agreements provided for the private issuance (the “Private Placement”) to the Purchasers of an aggregate of 266,666 shares of the Company’s common stock (such shares of common stock issued pursuant to the Private Placement, the “Placement Shares”) at a purchase price of $1.50 per share. On January 9, 2026, the Private Placement closed and the Company received aggregate gross proceeds of $400,000, which will be used for future acquisitions.

Kevin Westenburg, the Company’s President and a Director, purchased 33,333 Placement Shares in connection with the Private Placement.

Third Parties purchased an aggregate of 233,333 Placement Shares in connection with the Private Placement.

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

For the quarter ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

NOCOPI TECHNOLOGIES, INC.

DATE: May 15, 2026	/s/ Matthew C. Winger
Matthew C. Winger
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

DATE: May 15, 2026	/s/ Debra E. Glickman
Debra E. Glickman
Chief Financial Officer (Principal Financial and Accounting Officer)

