Form 10-Q
period 2026-06-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2026-08-13
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,743,364 shares of common stock, par value $0.01, as of August 12, 2026.

NOCOPI TECHNOLOGIES, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues
Licenses, royalties and fees	$66,000	$140,100	$166,700	$330,400
Product and other sales	895,012	219,900	1,184,012	508,600
Total revenues	961,012	360,000	1,350,712	839,000

Cost of revenues
Licenses, royalties and fees	47,000	39,100	93,400	82,600
Product and other sales	556,631	129,400	709,331	291,200
Total cost of revenues	603,631	168,500	802,731	373,800

Gross profit	357,381	191,500	547,981	465,200

Operating Expenses:
Research and development	48,300	43,200	104,100	88,200
Sales and marketing expenses	89,092	57,300	163,592	148,300
Professional and consulting fees	417,300	118,300	485,300	222,600
Compensation and related taxes - general and administrative	236,695	65,300	331,095	136,300
Other general and administrative expenses	133,726	79,900	193,126	128,100

Total Operating Expenses	925,113	364,000	1,277,213	723,500

Net Loss from Operations	(567,732)	(172,500)	(729,232)	(258,300)

Other Income (Expense):
Interest income	102,005	120,000	207,205	237,200
Interest expense and bank charges	(6,200)	(6,100)	(12,200)	(12,000)

Total Other Income, net	95,805	113,900	195,005	225,200

Loss before provision for income taxes	(471,927)	(58,600)	(534,227)	(33,100)

Provision for income taxes	—	—	—	—

Net loss	$(471,927)	$(58,600)	$(534,227)	$(33,100)

Net loss per common share, basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.00)
Weighted average common shares outstanding - basic and diluted	11,399,612	10,792,913	11,240,115	10,792,913

See accompanying notes to these unaudited condensed consolidated financial statements.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,687,269	$11,553,600
Accounts receivable less $12,000 allowance for credit losses	1,267,881	936,700
Inventory, net of allowance $373,000 and $114,200, respectively	1,712,186	456,900
Prepaid expenses and other current assets	168,138	144,100

Total Current Assets	13,835,474	13,091,300

OTHER ASSETS:
Property and equipment, net	316,287	10,000
Goodwill	490,000	—
Intangible assets, net	290,492	—
Long-term receivables	504,700	775,000
Operating lease right of use assets	568,901	161,300

Total Assets	$16,005,854	$14,037,600

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$430,223	$30,600
Accrued expenses and other liabilities	197,700	153,300
Stock compensation payable	70,200	26,700
Purchase consideration payable – holdback, current	100,000	—
Stock subscription payable	99,000	—
Operating lease liability – current	249,514	80,200

Total Current Liabilities	1,146,637	290,800

NON-CURRENT LIABILITIES:
Accrued expenses, non-current	35,300	54,300
Purchase consideration payable – holdback, long-term	50,000	—
Operating lease liability – non-current	328,144	88,700
TOTAL NON-CURRENT LIABILITIES	413,444	143,000

Total Liabilities	1,560,081	433,800

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY:

Preferred stock, $1.00 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value,75,000,000 shares authorized, 11,743,364 and 10,835,123 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	117,434	108,300
Additional paid-in capital	27,065,966	25,698,900
Accumulated deficit	(12,737,627)	(12,203,400)

Total stockholders' equity	14,445,773	13,603,800

Total Liabilities and Stockholders' Equity	$16,005,854	$14,037,600

See accompanying notes to these unaudited condensed consolidated financial statements.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

OPERATING ACTIVITIES
Net loss	$(534,227)	$(33,100)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities
Depreciation	12,580	3,400
Amortization	3,677
Stock based compensation	69,700	47,600
Amortization of operating lease right of use asset	65,582	38,500
Inventory reserve	(27,667)	1,100
Changes in Assets and Liabilities:
Accounts receivable	93,751	100,500
Inventory	71,108	(23,700)
Prepaid and other	(732)	41,900
Long-term receivables	270,300	219,300
Accounts payable	238,700	86,700
Accrued expenses and other liabilities	18,922	7,200
Stock subscription payable	99,000	—
Operating lease liability	(64,425)	(34,100)
Accrued expenses, non-current	(19,000)	—

Net cash provided by operating activities	297,269	455,300

INVESTING ACTIVITIES
Purchase of fixed assets	(13,600)	—
Acquisition of business	(1,750,000)	—

Net cash used in investing activities	(1,763,600)	—

FINANCING ACTIVITIES
Issuance of common stock for cash	600,000	—
Net cash provided by financing activities	600,000	—

Net cash increase (decrease) for period	(866,331)	455,300

Cash and Cash Equivalents
Cash - beginning of period	11,553,600	10,839,700
Cash - end of period	$10,687,269	$11,295,000

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$—	$—
Income Tax	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use asset and operating lease liability pursuant to ASC 842	$—	$204,500
Operating lease right of use asset and operating lease liability due to modification pursuant to ASC 842	$473,183	$—
Derecognition of the carrying amounts of the operating right of use asset and operating lease liability associated with the terminated portion pursuant to ASC 842	$117,458	$—
Shares issued for acquisition of a company	$750,000	$—

Net assets acquired in acquisition of Polymeric:
Accounts receivable, net	$424,932	$—
Inventory	1,298,727	—
Prepaid expenses and other current assets	23,306	—
Property and equipment, net	305,267	—
Goodwill	490,000	—
Intangible assets, net	294,170	—
Operating lease right of use assets	117,458	—
Accounts payable	(160,923)	—
Accrued expenses and other liabilities	(25,479)	—
Operating lease liability – current and non-current	(117,458)	—

Net assets acquired	$2,650,000	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Common stock $0.01 Par Value		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2025	10,835,123	$108,300	$25,698,900	$(12,203,400)	$13,603,800
Stock-based compensation	—	—	7,500	—	7,500
Issuance of common stock for cash	266,666	2,700	397,300	—	400,000
Net loss	—	—	—	(62,300)	(62,300)
Balance at March 31, 2026	11,101,789	111,000	26,103,700	(12,265,700)	13,949,000
Stock-based compensation	—	—	7,450	—	7,450
Common stock adjustment	205	21	(21)	—	—
Issuance of common stock for cash	133,334	1,333	198,667	—	200,000
Shares issued for acquisition of a company	500,000	5,000	745,000	—	750,000
Shares issued for services	8,036	80	11,170	—	11,250
Net loss	—	—	—	(471,927)	(471,927)
Balance at June 30, 2026	11,743,364	$117,434	$27,065,966	$(12,737,627)	$14,445,773

	Common stock $0.01 Par Value		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2024	10,792,913	$107,900	$25,580,400	$(12,048,500)	$13,639,800
Stock-based compensation	—	—	2,000	—	2,000
Net income	—	—	—	25,500	25,500
Balance at March 31, 2025	10,792,913	107,900	25,582,400	(12,023,000)	13,667,300
Stock-based compensation	—	—	2,100	—	2,100
Net loss	—	—	—	(58,600)	(58,600)
Balance at June 30, 2025	10,792,913	$107,900	$25,584,500	$(12,081,600)	$13,610,800

See accompanying notes to these unaudited condensed consolidated financial statements.

 NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Nature of Operations

Nocopi Technologies, Inc. (the “Company”) is incorporated under the laws of the State of Maryland. The Company’s main business activities are the development and distribution of document security products and the licensing of its patented reactive ink technologies for the Entertainment and Toy and the Document and Product Authentication markets in the United States and foreign countries.

On May 18, 2026, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Polymeric U.S., Inc. (“Polymeric” or the “Seller”), a Missouri corporation, and Savara Capital, a Mauritius limited company, and the sole shareholder of the Seller (the “Owner”) whereby the Seller and Owner agreed to sell its Polymeric’s business to a wholly owned subsidiary of the Company, Polymeric Nocopi, LLC (“Polymeric Nocopi”) (see Note 8). Pursuant to the Asset Purchase Agreement, the Company acquired (the “Polymeric Acquisition”) substantially all the assets of Polymeric for an aggregate purchase consideration of $2,650,000, which consisted of (a) $1,900,000 in cash, subject to customary working capital adjustments and other reductions described below, (b) the assumption by the Company of certain specified liabilities of the Seller and (c) the issuance by the Company of 500,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) to the Seller. On the closing date, the Company delivered to the Seller $1,750,000, which represented the cash consideration portion of the Purchase Price, less the holdback amount of $150,000. Polymeric's business operations consist primarily of the manufacture and sale of screens and digital inks.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These statements include all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2. Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 31, 2026 (the “2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from the Company’s interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025. The December 31, 2025 consolidated balance sheet is derived from those statements. The interim operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results expected for the full year ending December 31, 2026.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Nocopi Technologies, Inc. and its wholly-owned subsidiary, Polymeric Nocopi. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for credit losses and inventory reserves, the estimates of useful lives for depreciation, valuation of the lease liabilities and related right of use assets, valuation of goodwill, fair value of common stock, valuation of stock-based compensation and valuation allowance associated with deferred tax assets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations and relates to the presentation of professional and consulting expenses and compensation and related expenses – general and administrative, separately on the condensed consolidated statements of comprehensive loss previously included in the general and administrative expenses.

Accounts Receivable and Allowances for Credit Losses

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

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company uses historical loss information based on the aging of receivables, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, and the creditworthiness of counterparties. Management believes that the composition of receivables at quarter-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has elected to apply the practical expedient provided by ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. Under this practical expedient, the Company assumes that current conditions existing as of the balance sheet date do not change over the remaining life of current accounts receivable and current contract assets when developing the reasonable and supportable forecasts used to estimate expected credit losses. The practical expedient was adopted prospectively, and its adoption did not have a material impact on the Company's condensed consolidated financial statements.

As of June 30, 2026 and December 31, 2025, the allowance for credit losses was $12,000 for both periods. During the three and six months ended June 30, 2026 and 2025, the Company recorded a direct write-off of accounts receivable into provision for credit losses amounting to $0 for all periods.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash for insurance, rent, and services which are being amortized over the terms of their respective agreements.

Intangible Assets and Goodwill

Intangible assets consist of patents, trademarks, and customer lists. These intangible assets were acquired in a stand-alone asset purchase and were initially recognized at cost in connection with the Polymeric Acquisition (see Note 7). The Company's finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of 10 years, which reflect the period over which the assets are expected to contribute directly or indirectly to future cash flows. The estimated useful lives, residual values, and amortization methods are reviewed at least annually and adjusted prospectively if estimates or expectations change.

Costs incurred to renew or extend the life of existing intangible assets are capitalized when the applicable recognition criteria are met, while maintenance and other costs that do not extend the useful life are expensed as incurred.

The Company records goodwill as the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination (see Note 8). Goodwill is not amortized but is evaluated for impairment at least annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company may first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. If a quantitative impairment test is performed, any impairment loss is recognized for the amount by which the carrying amount of the reporting unit exceeds its fair value, limited to the carrying amount of goodwill. Impairment losses recognized for goodwill are not subsequently reversed.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is determined by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company writes down the asset to its fair value based on the present value of estimated future cash flows. There was no impairment as of June 30, 2026 and December 31, 2025.

Revenue Recognition

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

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Product Sales

Revenue from product sales is recognized at a point in time when control transfers to the customer, generally upon shipment under FOB shipping point terms.

Significant judgment is required in determining the timing of revenue recognition for license arrangements and in assessing whether a significant financing component exists.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Income tax expense is the total of the current-year income tax due or refundable and the change in the deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of the tax benefit that is greater than fifty percent (50%) likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Management is not aware of any issues that could result in significant payments, accruals, or material deviation from its positions.

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. In general, the statute of limitations of the Company’s U.S. federal tax returns remains open three years after a tax return is filed. The statutes of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

Management has concluded that there are no uncertain tax positions that would require recognition in the financial statements. If the Company were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis or tax laws, regulations and interpretations thereof as well as other factors.

The Company currently has no federal or state tax examinations in progress. As of June 30, 2026, the Company’s tax returns for the tax years 2025, 2024 and 2023 remain subject to audit, primarily by the Internal Revenue Service. The Company did not have material unrecognized tax benefits as of June 30, 2026 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services along with non-employee services received in exchange for an award of equity instruments over the period the employee, director or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director or non-employee services received in exchange for an award based on the grant-date fair value of the award.

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

Lease Accounting

The Company follows ASC Topic 842, Leases (Topic 842) and applies the package of practical expedients, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Operating lease right of use assets (“ROU”) represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in other general and administrative expenses. An amendment to a lease is assessed to determine if it represents a lease modification or a separate contract. Lease modifications are reassessed as of the effective date of the modification. For modified leases, the Company also reassesses the lease classification as of the modification’s effective date.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning the year ended December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company is evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

On December 8, 2025, the FASB issued ASU 2025-11 – Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s consolidated financial statements and related disclosures.

On December 17, 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this update are to make other incremental improvements to GAAP and facilitate codification updates for a broad range of topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The resulting amendments are collectively referred to as “Codification Improvements.” ASU 2025-12 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact the adoption of ASU 2025-12 may have on the Company’s consolidated financial statements and related disclosures.

Note 3. Cash and Cash Equivalents

	June 30, 2026	December 31, 2025
Cash and cash equivalents
Cash and money market funds	$10,687,269	$11,553,600
Cash and cash equivalents	$10,687,269	$11,553,600

The Company currently maintains, and may in the future maintain, assets at certain financial institutions in the United States in amounts that are, and in the future may be, in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. At June 30, 2026 and December 31, 2025, the Company had approximately $10,000,600 and $11,303,600 in excess of the FDIC insured limit, respectively. In the event of a failure of any financial institutions where the Company maintains deposits or other assets, the Company may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect on liquidity, financial condition and results of operations. Interest income earned was approximately $93,000 and $115,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $192,000 and $227,000 for the six months ended June 30, 2026 and 2025, respectively, included in interest income on the condensed consolidated statements of comprehensive loss.

Note 4. Inventories

Inventories consists primarily of ink components and is stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Cost includes material costs, labor, and overhead. Provisions are made for the estimated effect of obsolete and slow-moving inventories on the basis of historical experience, current usage patterns, future demand and marketability of products, inventory levels and turns, and known replacement costs.

	June 30, 2026	December 31, 2025
Inventories consist of the following
Raw materials	$1,307,005	$571,100
Work in process	1,179	—
Finished goods	776,969	—
	2,085,153	571,100
Less: Allowance	(372,967)	(114,200)
	$1,712,186	$456,900

The increase in inventory primarily reflects inventory acquired in the Polymeric Acquisition – see Note 8.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Long-term Receivables

As of June 30, 2026 and December 31, 2025, the Company had long-term receivables of $504,700 and $775,000, respectively, from four licensees, respectively, representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through five years that commenced in the second half of 2022 and terminate in the second quarter of 2028. The fixed guaranteed royalty payments result from amendments to license agreements with three existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company's incremental borrowing rate of 6.32% for two licensees that renewed in 2022 and 8.14% for a licensee that renewed in January 2025 and 5.52% for a new licensee in June 2025.

The Company renewed one its license agreements on January 1, 2026. While the agreement contractually states an effective date of January 1, 2026, the Company’s management determined that the substantive economics of the arrangement do not change until July 1, 2026, which is the accounting effective date of this agreement. The Company’s management believes that the accounting effective date is a more accurate reflection of the business and the economic nature of the agreement and more properly aligns the expenses associated with entering into the agreement with the corresponding revenue.

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

The Company determined that the above conditions were met upon execution of the four license agreements. The present value of the fixed guaranteed costs of obtaining the license agreements (sales commissions) was recorded upon renewal of three existing license agreements and a new license agreement with a new licensee. The sales commissions are amortized on a systematic basis consistent with the pattern of revenue recognition for the underlying these license agreements. The unamortized balance as of June 30, 2026 and December 31, 2025, for accrued commission payable was approximately $75,300 and $96,100, respectively, included on the condensed consolidated balance sheet in accrued expenses and accrued expenses, non-current.

The current portion of the license agreements in the amount of approximately $568,900 and $599,400, is included in accounts receivable on the balance sheets as of June 30, 2026 and December 31, 2025, respectively.

The following table summarizes the remaining future minimum payments due under the four license agreements as of June 30, 2026

Year Ending December 31:
2026	$317,000
2027	567,500
2028	270,000
Total	$1,154,500

The Company has evaluated the collectability of the long-term receivables and concluded that expected credit losses related to the receivables remain immaterial as of June 30, 2026. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at its present value as of June 30, 2026, and the receivable and imputed interest will be amortized over the term of the license agreements using the effective interest method. The book value approximates the fair value for long-term receivables. The unamortized balance of the long-term receivables as of June 30, 2026 and December 31, 2025 was $504,700 and $775,000, respectively. The unamortized imputed interest balance as of June 30, 2026 and December 31, 2025 was $75,300 and $90,200, respectively, which will be recognized as interest income through June 30, 2028. Interest income derived from long-term receivables was approximately $7,800 and $5,500 for the three months ended June 30, 2026 and 2025, respectively, and approximately $15,000 and $10,500 for the six months ended June 30, 2026 and 2025, respectively, included in the condensed consolidated statements of comprehensive loss.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Property and Equipment

Property and equipment acquisitions are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts, and any resulting gain or loss is recognized. Depreciation and amortization is charged to expense on the straight-line basis over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or their respective estimated useful lives.

 As of the dates presented, property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Leasehold improvements (approximately 2-year useful life)	$95,100	$81,500
Furniture, fixtures and equipment (3 to 7-year useful life)	188,533	179,700
Laboratory and production equipment (5-year useful life)	296,434	—
Less: accumulated depreciation	(263,780)	(251,200)
Total	$316,287	$10,000

For the three months ended June 30, 2026 and 2025, depreciation expense amounted to $10,180 and $1,700, respectively. For the six months ended June 30, 2026 and 2025, depreciation expense amounted to $12,580 and $3,400, respectively.

The increase in property and equipment primarily reflects property and equipment acquired in the Polymeric Acquisition – see Note 8.

Note 7. Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at June 30, 2026 are:

June 30, 2026

Patents	$75,000
Customer list	69,170
Trademark	150,000
Total	294,170
Less: accumulated amortization	(3,678)
Total intangible assets, net	$290,492

The increase in intangible assets primarily reflects intangible assets acquired in the Polymeric Acquisition – see Note 8.

Note 8. Business Acquisition

On May 18, 2026, the Company entered into an Asset Purchase Agreement with Polymeric U.S., Inc., a Missouri corporation, and Savara Capital, a Mauritius limited company, and the sole shareholder of the Seller whereby the Seller and Owner agreed to sell its Polymeric’s business to a Polymeric Nocopi, a wholly owned subsidiary of the Company. Pursuant to the Asset Purchase Agreement, the aggregate purchase consideration was $2,650,000, which consisted of (a) $1,900,000 in cash, subject to customary working capital adjustments and other reductions described below, (b) the assumption by the Company of certain specified liabilities of the Seller and (c) the issuance by the Company of 500,000 shares of Common Stock to the Seller. At the closing of the Polymeric Acquisition, the Company delivered to the Seller $1,750,000, which represented the cash consideration portion of the Purchase Price, less a holdback amount of $150,000.

The holdback amount is being retained by the Company with respect to the post-closing working capital adjustment and the indemnification obligations of the Seller and Owner under the Asset Purchase Agreement, and will be released to the Seller, in each case net of any working capital setoff, encumbered amounts and finally resolved indemnification claims, as follows: (a) up to $50,000 within five business days following the final determination of the post-closing working capital adjustment, (b) up to $50,000 on the 12-month anniversary of the closing date and (c) the remaining balance, if any, on the 18-month anniversary of the closing date. Accordingly, the Holdback Amount of $150,000 was reflected as Purchase consideration payable – holdback, current of $100,000 and long- term of $50,000 on the accompanying condensed consolidated balance sheets.

Management concluded that the assets and business operations acquired in the transaction meet the definition of a business under ASC 805 because 1) inputs were acquired 2) substantive processes were acquired 3) outputs existed before acquisition; and 4) the acquired operations are capable of continuing as an ongoing business immediately after acquisition.

Accordingly, the Polymeric Acquisition is accounted for as a business combination under ASC 805 using the acquisition method with the Company as the acquiring entity.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Polymeric Acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic No. 805 Business Combinations, with the Company as the acquiring entity. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. In addition, the acquisition method of accounting requires that the consideration transferred be measured at current market prices at the date of the acquisition. Accordingly, the assets acquired and liabilities assumed are recorded as of the acquisition date at their respective fair values and added to those of the Company. The financial statements and reported results of operations of the Company issued after completion of the Polymeric Acquisition will reflect these values. Accordingly, the Company recorded the acquired assets and assumed liabilities at their estimated acquisition-date fair values in accordance with ASC 805 directly on the financial statements of its wholly owned subsidiary, Polymeric Nocopi.

In accordance with ASC 805-30-30-7, the Company measured the consideration transferred at its acquisition-date fair value. The equity consideration consisted of 500,000 shares of the Company's Common Stock, which were measured at $1.50 per share based on the quoted market price of the Company's Common Stock on the acquisition date, resulting in a fair value of $750,000.

The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company expects to complete the purchase accounting during the measurement period as additional information becomes available.

The consideration paid by the Company as follows:

Cash	$1,750,000
Purchase consideration – Holdback Amount	150,000
Fair value of the 500,000 shares of the Company’s Common Stock	750,000
Fair value of total consideration transferred	$2,650,000

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets acquired (including inventories of $1,298,727 and accounts receivable of $424,932)	$1,746,965
Property and equipment, net	305,267
Liabilities assumed (including accounts payable of $160,923, operating lease liability of $117,458 and other accrued liabilities of $25,479)	(303,860)
Total identifiable net assets	1,748,372
Intangible assets (see Note 7)	294,170
Operating lease ROU assets (see Note 12)	117,458
Goodwill	490,000
Total	$2,650,000

Acquisition related cost (legal fees included in professional and consulting expenses during the six months ended June 30, 2026)	$170,000

In connection with the Polymeric Acquisition, on May 18, 2026, Polymeric Nocopi LLC, entered into a Transition Support Agreement with a member of the former Seller’s board of directors who has significant knowledge of Polymeric’s business operations. Under the agreement, the consultant agreed to provide transition and support services to assist the Company in becoming familiar with the acquired operations and to facilitate an orderly transition of the acquired business. In consideration for these services, the Company paid the consultant $100,000 at closing, with no additional amounts payable under the agreement. The $100,000 payment relates to post-acquisition transition services and was recorded in professional and consulting expenses during the six months ended June 30, 2026.

The goodwill recognized in the acquisition is expected to be deductible for income tax purposes.

The results of operations of Polymeric Nocopi have been included in the Company's condensed consolidated financial statements since the acquisition date. For the period from May 18, 2026 through June 30, 2026, Polymeric Nocopi contributed approximately $620,000 of revenue and net income of $85,000, which are included in the accompanying condensed consolidated statements of comprehensive loss.

Note 9. Stockholders’ Equity

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

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended June 30, 2026 and 2025, the Company recognized consulting expense of approximately $21,900 related to this stock grant. For the six months ended June 30, 2026 and 2025, the Company recognized consulting expense of approximately $43,500 and $43,500, respectively, related to this stock grant.

On September 11, 2024 and September 11, 2025, the Company issued 21,930 shares of common stock at a fair value of $87,700 upon the vesting of the first and second tranches. As of June 30, 2026, unrecognized compensation expense related to the advisory shares was approximately $17,500, which will be recognized over the remaining service period through September 11, 2026.

Additional Private Placements

On December 31, 2025, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”), by and between the Company and various institutional investors (the “Purchasers”). The Purchase Agreements provided for the private issuance (the “Private Placement”) to the Purchasers of an aggregate of 266,666 shares of the Company’s common stock (such shares of common stock issued pursuant to the Private Placement, the “Placement Shares”) at a purchase price of $1.50 per share. On January 9, 2026, the Private Placement closed and the Company received aggregate gross proceeds of $400,000. No placement fees or commissions were paid in connection with this transaction.

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

In addition, in May 2026, the Company sold 133,334 shares of Common Stock for $200,000 or $1.50 per share to an accredited investor in a transaction exempt from registration under the Securities Act of 1933, as amended.

Additionally, in May 2026, the Company received partial funding of $99,000 from an an investor related to a private placement which has not fully closed yet as of June 30, 2026. Accordingly, the Company recorded stock subscription payable of $99,000 at June 30, 2026 as reflected in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation Expense

2024 Incentive Compensation Plan

On June 17, 2024, the Company’s shareholders approved the Nocopi Technologies, Inc. 2024 Incentive Compensation Plan (the “2024 Plan”), which allows the Company to issue equity awards to directors, officers, other employees and consultants of the Company. As of June 30, 2026 and 2025, 41,930 and 41,930 unvested restricted stock units (“RSUs”) are outstanding under the 2024 Plan, respectively. In addition, as of June 30, 2026 and 2025, 333,945 and 291,735 shares have been issued in settlement of vested RSUs granted under the 2024 Plan, respectively. As of June 30, 2026 and 2025, the unamortized value related to grants under the 2024 Plan was approximately $32,500 and $109,200, respectively.

On December 29, 2025, executives were granted 40,000 RSUs, of which 20,000 vested and 17,640 shares were issued immediately at a value of $26,500, net of taxes. The remaining 20,000 vest on December 29, 2026. The aggregate grant-date fair value was $60,000, of which $30,000 was recognized in 2025. For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of approximately  $7,500 and $15,000, respectively, related to this director and executive grants. The remaining amount of approximately $15,000 will be recognized over the remaining vesting period through December 2026.

On May 18, 2026, the Company entered into a two-year consulting agreement whereby the consultant shall be compensated with an equity grant for any given year during the service period, which shall be determined based on the fair market value per share of common stock as of the grant date for the applicable year during the service period. Accordingly, the Company agreed to grant a total of 32,143 shares of common stock related to the consultant’s first year of service period having a total grant-date fair value of $45,000 or $1.40 per share, which shall vest in equal quarterly installments starting in June 2026. On June 30, 2026, the Company issued the first quarterly installment payment of 8,036 vested shares of common stock valued at $11,250. As of June 30, 2026, the unamortized value related to consulting agreement was 33,750.

During the three months ended June 30, 2026 and 2025, the Company recognized total stock-based compensation related to all of the above stock awards of approximately $40,600 and $24,000, respectively, and for the six months ended June 30, 2026 and 2025, approximately $69,700 and $47,600, respectively.

As of June 30, 2026, total unrecognized compensation expense related to all nonvested awards was approximately $66,250, which is expected to be recognized over a weighted-average period of approximately one year.

Shares issued for Business Acquisition

On May 18, 2026, the Company issued 500,000 shares of Common Stock in connection with the Polymeric Acquisition, which was recorded at a fair value amounting to $750,000 or $1.50 per share based on the closing price on the closing date of the Polymeric Acquisition (see Note 8).

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Income Taxes

There was no income tax expense reflected in the results of operations for the six months ended June 30, 2026 and the year ended December 31, 2025 because the Company carried forward net losses for tax purposes.

As of June 30, 2026 and December 31, 2025, the Company had federal net operating loss carry forwards of $1,382,000 and $804,000 respectively, and state net operating loss carryforwards of $2,976,000 and $2,757,000 which may be used to offset future taxable income. The remaining federal NOL's will not expire but will be limited to 80% of taxable income. Pennsylvania NOL's began to expire in 2024, with $964,948 expiring by 2032. The remaining Pennsylvania NOL's expire in 20 years and the Florida NOL's will not expire.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows (in approximate amounts):

	June 30, 2026	December 31, 2025

Deferred tax assets/(liabilities)
Net operating loss carryforward	$466,100	$412,600
R&D Credits	84,700	80,300
Stock-based compensation	4,100	—
Operating lease assets	2,300	2,200
Capitalize research & development costs	41,300	53,600
Depreciation & amortization	(5,300)	2,300
Total deferred tax assets	593,200	551,000
Valuation allowance	(593,200)	(551,000)
Net	$—	$—

For the six months ended June 30, 2026, the net increase in valuation allowance was $42,000.

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

Reconciliation of the statutory federal income tax to the Company's effective tax:

	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
U.S. Federal statutory tax rate	(112,200)	21.00	(32,500)	21.00
State and local income tax, net of federal income tax effect
Pennsylvania state modifications	(9,600)	1.80	(33,200)	21.40
Pennsylvania income tax	7,400	(1.40)	(11,800)	7.63
State valuation adjustment	(73,900)	13.80	—	—
Pennsylvania net operating loss expiration	8,000	(1.5)	—	—
Other	68,100	(12.80)	(2,100)	1.38
Tax credits	(4,500)	0.9	(39,000)	25.20
Changes in valuation allowance	116,200	(21.70)	(160,400)	103.59
Nontaxable or nondeductible items
Return to provision adjustments	—	—	19,000	(12.29)
Expiration of net operating losses	—	—	260,000	(167.91)
Other	500	(0.1)	—	—

Provision for income taxes	—	—	—	—

Internal Revenue Code Section 382 may limit the Company’s ability to utilize net operating loss carryforwards if an ownership change, as defined by the Code, occurs. The Company has not completed an analysis to determine whether an ownership change has occurred or whether any resulting limitation would materially affect the utilization of its net operating loss carryforwards. If an ownership change has occurred, the amount of net operating loss carryforwards available for future use could be limited.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the condensed consolidated statements of comprehensive loss. The Company did not recognize any interest or penalties during 2026 related to unrecognized tax benefits.

Tax years 2023 through 2025 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Customer A	21%	58%	35%	54%
Customer B	—	24%	—	17%
Customer C	—	—	—	12%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	June 30, 2026	December 31, 2025
Customer A	11%	0%
Customer B	56%	82%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows (in approximate amounts):

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
North America	$676,000	$136,600	$759,000	$321,700
South America	—	—	900	—
Asia	262,600	210,200	546,600	482,400
Australia	22,400	13,200	44,200	34,900
	$961,000	$360,000	$1,350,700	$839,000

Note 12. Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in claims and legal actions that arise in the ordinary course of business. To the Company’s knowledge, there are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Leases

The Company conducts its operations in leased facilities located in King of Prussia, PA under a non-cancelable operating lease expiring on December 31, 2027. The Company entered into a second amendment to the operating lease agreement, effective June 1, 2025, relating to the leased facilities. The second amendment provides for an extension term to December 31, 2027, and for monthly rent payments of, initially, $7,147, escalating annually by 3.5%. The Company has capitalized the present value of the minimum lease payments commencing June 1, 2025, using an estimated incremental borrowing rate of 6.5%. The minimum lease payments do not include common area annual expenses which are considered to be non-lease components.

On May 18, 2026, the Company, through its wholly owned subsidiary, Polymeric Nocopi, assumed a two-year lease agreement executed in year 2024 to conduct its operations in leased facilities located in North Kansas City, MO. The Company assumed balances of the ROU assets and lease liabilities of $117,458 through the Polymeric Acquisition (see Note 8) based on an weighted average incremental borrowing rate of approximately 4%.

Simultaneously, on May 18, 2026, the Company, through its wholly owned subsidiary, Polymeric Nocopi, entered into an amendment agreement due to the Polymeric Acquisition (see Note 8) and extended the lease term of the above lease agreement for an additional two-year period which will expire on December 31, 2028. The May 2026 amendment qualifies as a partial termination because it alters the contractual terms and does not create a separate lease since no new right of use was granted and lease payments did not increase to reflect a new right. This represents a partial termination of the existing lease as defined in ASC 842-10-25-13.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accordingly, the Company recalculated the lease liability for the shortened term (from May 2023 to December 2028) using the incremental borrowing rate as of May 18, 2026 of 6.5%, derecognized the carrying amounts of the ROU asset and lease liability of $117,458 associated with the terminated portion and recognized a new ROU asset and lease liability for the amended term of $473,183.

As of June 30, 2026 and December 31, 2025, the operating lease ROU asset amounted to approximately $568,900 and $161,300, respectively. As of June 30, 2026 and December 31, 2025, total operating lease liability amounted approximately $577,700 and $168,900, respectively, consisting of current portion of approximately $249,500 and $80,200, respectively, and non-current portion of approximately $328,200 and $88,700, respectively.

Total operating lease costs were $46,500 and $20,400 for the three months ended June 30, 2026 and 2025, respectively, and approximately $68,100 and $40,000 for the six months ended June 30, 2026 and 2025, respectively.

Undiscounted future minimum lease payments as of June 30, 2026, by year and in aggregate are approximately as follows:

Year ending December 31	Operating Leases
2026	$134,600
2027	290,400
2028	198,600
Total lease payments	623,600
Less imputed interest	(45,900)
Total	$577,700

Note 13. Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM is the chief executive officer of the Company, who reviews operating results to make decisions about operating decisions, allocating resources and assessing performance for the entire Company. The CODM reviews and utilizes consolidated financial information, including revenue, gross profit, operating income (loss) and net income (loss) as reported on the condensed consolidated statements of comprehensive loss, to assess performance and allocate resources to support strategic priorities. Consolidated net income (loss) is our segment's primary measure of profit or loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The single segment constitutes all the consolidated entities, and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. For the three and six months ended June 30, 2026 and 2025, the Company operates in one operating segment.

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses for the following periods.

	Three Months ended June 30,
	2026	2025
Revenues
Licenses, royalties and fees	$66,000	$140,100
Product and other sales	895,012	219,900
Total revenues	961,012	360,000
Cost of revenues
Licenses, royalties and fees	47,000	39,100
Product and other sales	556,631	129,400
Total cost of revenues	603,631	168,500
Gross profit	357,381	191,500
Less Segment expenses
Research and development	48,300	43,200
Sales and marketing	89,092	57,300
Professional and consulting expenses	417,300	118,300
Compensation and related taxes - general and administrative	236,695	65,300
Other general and administrative	133,726	79,900
Total operating expenses	925,113	364,000
Net loss from operations	(567,732)	(172,500)
Other income (expenses)
Interest income	102,005	120,000
Interest expense and bank charges	(6,200)	(6,100)
Total other income	95,805	113,900
Segment Net loss	$(471,927)	$(58,600)

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months ended June 30,
	2026	2025
Revenues
Licenses, royalties and fees	$166,700	$330,400
Product and other sales	1,184,012	508,600
Total revenues	1,350,712	839,000
Cost of revenues
Licenses, royalties and fees	93,400	82,600
Product and other sales	709,331	291,200
Total cost of revenues	802,731	373,800
Gross profit	547,981	465,200
Less Segment expenses
Research and development	104,100	88,200
Sales and marketing	163,592	148,300
Professional and consulting expenses	485,300	222,600
Compensation and related taxes - general and administrative	331,095	136,300
Other general and administrative	193,126	128,100
Total operating expenses	1,277,213	723,500
Net loss from operations	(729,232)	(258,300)
Other income (expenses)
Interest income	207,205	237,200
Interest expense and bank charges	(12,200)	(12,000)
Total other income	195,005	225,200
Segment Net loss	$(534,227)	$(33,100)

	June 30, 2026	December 31, 2025
Segment Assets	$16,005,854	$14,037,600

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

•	Research and Development: includes costs related to personnel, laboratory materials and supplies and product development and testing for ink technologies.

•	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.

•	Sales and Marketing: includes personnel costs and other sales related expenses.

•	Cost of Revenues: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer from the Company’s facility.

Since the Company has only one reportable segment, no additional segment disclosures are required beyond entity-wide disclosures presented below.

Entity-Wide Disclosures

•	Geographic Revenue Information: For the three months ended June 30, 2026, approximately 70% of the Company’s net sales were generated in North America and 30% internationally. For the six months ended June 30, 2026, approximately 56% of the Company’s net sales were generated in North America and 44% internationally. For both the three and six months ended June 30, 2025, 38% of the Company’s net sales were generated in North America and 62% internationally. Refer to Note 11.

•	Major Customers: The Company had one customer that accounted for 21% and 35% of revenue for the three and six months ended June 30, 2026, respectively, and two customers that accounted for 67% of net accounts receivable as of June 30, 2026. In addition, the Company had two and three customers that accounted for 82% and 83% of revenue for the three and six months ended June 30, 2025, respectively; and one customer that accounted for 82% of net accounts receivable as of December 31, 2025. Refer to Note 11.

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

Recent Developments

On May 18, 2026, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Polymeric U.S., Inc. (“Polymeric” or the “Seller”), a Missouri corporation, and Savara Capital, a Mauritius limited company, and the sole shareholder of the Seller (the “Owner”) whereby the Seller and Owner agreed to sell its Polymeric’s business to a wholly owned subsidiary of the Company, Polymeric Nocopi, LLC (“Polymeric Nocopi”). Pursuant to the Asset Purchase Agreement, the Company acquired (the “Polymeric Acquisition”) substantially all the assets of Polymeric for an aggregate purchase consideration of $2,650,000, which consisted of (a) $1,900,000 in cash, subject to customary working capital adjustments and other reductions described below, (b) the assumption by the Company of certain specified liabilities of the Seller and (c) the issuance by the Company of 500,000 shares of Common Stock to the Seller. On the closing date, the Company delivered to the Seller $1,750,000, which represented the cash consideration portion of the purchase price, less the holdback amount of $150,000. Polymeric's business operations consist primarily of the manufacture and sale of screens and digital inks. Management believes the acquisition expands the Company's product offerings, manufacturing capabilities, customer relationships, and is expected to enhance future revenue opportunities and expand geographic footprint of the Company.

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

For the Three and Six months ended June 30, 2026, as compared to the Three and Six months ended June 30, 2025.

Total revenues for the three months ended June 30, 2026 were approximately $961,000 as compared to $360,000 for the three months ended June 30, 2025, an increase of $601,000 or approximately 167%. Total revenues for the six months ended June 30, 2026 were approximately $1,351,000 as compared to $839,000 for the six months ended June 30, 2025, an increase of $512,000, or 61%. The increase in total revenues is primarily comprised of the following:

•	Licenses, royalties and fees decreased by approximately $74,000, or 53%, a decrease to approximately $66,000 for the three months ended June 30, 2026 from $140,000 for the three months ended June 30, 2025. Total revenues for the three months ended June 30, 2026 were approximately $961,000 compared to $360,000 for the three months ended June 30, 2025, an increase of approximately $601,000, or 167%. Licenses, royalties and fees decreased by approximately $164,000, or 50%, a decrease to approximately $167,000 for the six months ended June 30, 2026 from $330,000 for the six months ended June 30, 2025. The decrease in licenses, royalties and fees during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is due primarily to the non - renewal of one of our existing licenses in January 2025 and another in June 2025 and as well as lower royalties. We cannot assure you that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

•	Product and other sales increased by approximately $675,000, or 307%, to approximately $895,000 for the three months ended June 30, 2026 from $220,000 for the three months ended June 30, 2025. Product and other sales increased by approximately $675,000, or 133%, to approximately $1,184,000 for the six months ended June 30, 2026 from $509,000 for the six months ended June 30, 2025. Sales of ink increased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 due primarily to higher ink shipments to the third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market. Additionally, product and other sales increased due to the Polymeric Acquisition and as such, our subsidiary, Polymeric Nocopi, generated approximately $620,000 from the acquisition date on May 18, 2026 to June 30, 2026. Additionally, in the second quarter of 2026, the Company derived revenues of approximately $318,500 from the Company’s licensees and their authorized printers in the entertainment and toy products market as compared to revenues of approximately $314,600 in the second quarter of 2025.

The Company’s gross profit increased to approximately $357,000 or 37% of gross revenues, for the three months ended June 30, 2026 from approximately $192,000 or 53% of gross revenues for the three months ended June 30, 2025, an approximately 16% decrease in gross profit percentage. The Company’s gross profit increased to approximately $548,000 or 41% of gross revenues for the six months ended June 30, 2026 from approximately 465,000 or 55% of gross revenues for the six months ended June 30, 2025, an approximately 14% decrease in gross profit percentage. The decrease in gross profit percentage is due to the decrease in revenues from licenses, royalties and fees which has historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These product supplies and items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as the Company’s overall gross profit. The gross profit from licenses, royalties and fees decreased to approximately 29% for the three months ended June 30, 2026 from approximately 72% for the three months ended June 30, 2025. The gross profit from licenses, royalties and fees decreased to approximately 44% for the six months ended June 30, 2026 from approximately 75% for the six months ended June 30, 2025.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 38% for the three months ended June 30, 2026 from approximately 41% for the three months ended June 30, 2025. The gross profit from product and other sales decreased to approximately 40% for the six months ended June 30, 2026 from approximately 43% for the six months ended June 30, 2025.

Total operating expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, were approximately $925,000 and $364,000, respectively. Total operating expenses for the six months ended June 30, 2026, as compared to the three months ended June 30, 2025, were approximately $1,277,000 and $724,000, respectively. The increase in total operating expenses primarily comprised of the following:

•	Research and development expenses increased for the three months ended June 30, 2026 to approximately $48,000 as compared to $43,000 for the three months ended June 30, 2025. Research and development expenses increased for the six months ended June 30, 2026 to approximately $104,000 compared to $88,000 for the six months ended June 30, 2025. The increase is due primarily to higher lab expenses for both periods in 2026 as compared to the prior 2025 period.

•	Sales and marketing expenses increased for the three months ended June 30, 2026 to approximately $89,000 as compared to $57,000 for the three months ended June 30, 2025. Sales and marketing expenses increased for the six months ended June 30, 2026 to approximately $164,000 as compared to $148,000 for the six months ended June 30, 2025. The increase is due primarily to higher commission expense for both periods in 2026 as compared to the prior 2025 period as result of increase in revenues from product and other sales.
•	Professional and consulting expenses increased for the three months ended June 30, 2026 to approximately $417,000 as compared to $118,000 for the three months ended June 30, 2025. Professional and consulting expenses increased for the six months ended June 30, 2026 to approximately $485,000 as compared to $223,000 for the six months ended June 30, 2025. The increase is due primarily to increases in legal fees, accounting fees and consulting fees which are primarily related to acquisition-related cost for the Polymeric Acquisition.
•	Compensation and related taxes – general and administrative increased for the three months ended June 30, 2026 to approximately $237,000 as compared to $65,000 for the three months ended June 30, 2025. Compensation and related taxes – general and administrative increased for the six months ended June 30, 2026 to approximately $331,000 as compared to $136,000 for the six months ended June 30, 2025. The increase is due primarily to increases in salaries and stock based compensation to our officers as well as compensation expenses of our newly owned subsidiary, Polymeric Nocopi.

•	Other general and administrative expenses increased for the three months ended June 30, 2026 to approximately $134,000 as compared to $80,000 for the three months ended June 30, 2025. General and administrative expenses increased for the six months ended June 30, 2026 to approximately $193,000 as compared to $128,000 for the six months ended June 30, 2025. The increase is due primarily to increases in rent expenses, depreciation, and office expenses for both periods in 2026 as compared to the prior 2025 period and such increase is primarily attributable to the Polymeric Acquisition.

•	Additionally, the overall increase in total operating expenses is due to the Polymeric Acquisition and as such, the operating expenses included the operations of our newly owned subsidiary, Polymeric Nocopi, from May 18, 2026 to June 30, 2026.

We reported other income, net of approximately $96,000 and $114,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $195,000 and $225,000 for the six months ended June 30, 2026 and 2025, respectively. The decrease in interest income is the direct result of having a lower cash balance for both periods in 2026 as compared to the prior period of 2025.

For the three and six months ended June 30, 2026 and 2025, there were no income tax benefit due to the recording of a full valuation allowance since it is more likely than not that the realization of the net deferred tax assets would not be realized.

Net loss increased to approximately $472,000 for the three months ended June 30, 2026 as compared to a net loss of $59,000 for the three months ended June 30, 2025. Net loss increased to approximately $534,000 for the six months ended June 30, 2026 as compared to a net loss of $33,000 for the six months ended June 30, 2025. The change relates to the factors discussed above.

Plan of Operation, Liquidity and Capital Resources

The Company’s cash decreased to approximately $10,687,000 at June 30, 2026 from $11,553,600 at December 31, 2025.

The following table summarizes total current assets, liabilities and working capital at June 30, 2026, compared to December 31, 2025, and the changes between those periods:

	June 30, 2026	December 31, 2025
Total Current Assets	13,835,474	13,091,300
Total Current Liabilities	1,146,637	290,800
Working Capital	12,688,837	12,800,500

Sources and Uses of Cash

	For the six months ended June 30,
	2026	2025
Net cash provided by operating activities	$297,269	$455,300
Net cash used in investing activities	$(1,763,600)	$—
Net cash provided by financing activities	$600,000	$—

Net Cash Flow from Operating Activities

For the six months ended June 30, 2026, net cash provided by operating activities was approximately $297,000 due to our net loss of approximately $534,000 offset primarily by non-cash charges of stock-based compensation of approximately $70,000, depreciation of $13,000, amortization of $4,000 and amortization of right of use assets of $66,000. Net changes in operating assets and liabilities totaled approximately $682,000, which is primarily attributable to a decrease in long-term receivables of approximately $270,000, increase in accounts payable of $239,000 and stock subscription payable of $99,000, and decrease in operating lease liability of $64,000.

For the six months ended June 30, 2025, net cash provided by operating activities was approximately $455,000 due to our net loss of approximately $33,000 offset primarily by non-cash charges of stock- based compensation of approximately $48,000, depreciation of $3,000, and amortization of right of use assets of $39,000. Net changes in operating assets and liabilities totaled approximately $398,000, which is primarily attributable to a decrease in long-term receivables of approximately $219,000, increase in accounts payable of $87,000 and decrease in operating lease liability of $34,000.

Net Cash Flow used in Investing Activities

Net cash used in investing activities was approximately $1,764,000 for the six months ended June 30, 2026, related to purchase of equipment of approximately $14,000 and the acquisition of Polymeric business for $1,750,000 compared to $0 in the same period of 2025.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $600,000 for the six months ended June 30, 2026, related to proceeds received from the sale of our common stock for $600,000 as compared to $0 in the same period of 2025.

Our plan of operations for the next twelve months following the date of this Quarterly Report on Form 10-Q consists of concentrating available human and financial resources to continue to capitalize on the specific business relationships the Company has developed in the entertainment and toy products market. Based on our current operating plan, we believe that our existing cash resources will be able to fund our planned operations for the next twelve months. This includes two licensees that have been marketing products incorporating the Company’s technologies since 2012. These two licensees maintain a significant presence in the entertainment and toy products market and are well known and highly regarded participants in this market. We anticipate that these two licensees will expand their current offerings that incorporate our technologies and will introduce and market new products that will incorporate our technologies available to them under their license agreements with the Company. We will continue to develop various applications for these licensees. We also plan to expand our licensee base in the entertainment and toy market. We currently have additional licensees marketing or developing products incorporating our technologies in certain geographic and niche markets of the overall entertainment and toy products market.

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

The Company intends to continue pursuing strategic acquisitions of businesses with complementary or competing products, services, technologies, or capabilities that enhance its operations, expand its product and service offerings, and support long-term growth and the generation of free cash flow. Although the Company completed a recent acquisition in May 2026, management continues to actively evaluate additional acquisition opportunities and engage in discussions with prospective acquisition targets. Future acquisitions may be funded through the issuance of debt or equity securities, cash payments, the exchange of services, or any combination thereof. As of the date of this Quarterly Report on Form 10-Q, the Company has not entered into any definitive agreements with respect to any additional acquisitions.

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

Contractual Obligations

As of June 30, 2026, there were no material changes in our contractual obligations from those disclosed in the 2025 Annual Report, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of June 30, 2026 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company's financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2026, there were no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of its Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2026. Based on such evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2026, the Company's disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s evaluation considered the Company’s size and staffing levels, including management review controls implemented during 2025 and continuing through the quarter ended June 30, 2026. The Company completed its acquisition of Polymeric approximately 45 days prior to June 30, 2026. Due to the limited period of time since the acquisition, the Company is continuing to evaluate Polymeric’s internal controls and financial reporting processes and integrate Polymeric’s financial reporting function into the Company’s existing internal control framework.

Changes in Internal Control Over Financial Reporting. In connection with the acquisition of Polymeric during the quarter ended June 30, 2026, the Company began integrating Polymeric’s financial reporting processes and internal controls into the Company’s internal control over financial reporting. Given the limited period of time between the acquisition date and June 30, 2026, the evaluation and integration of Polymeric’s internal controls and financial reporting processes remained ongoing as of June 30, 2026.

Except for the ongoing evaluation and integration activities related to Polymeric described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Information about risk factors for the quarter ended June 30, 2026 does not differ materially from that set forth in Part I, Item 1A of the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2026, the Company sold 133,334 shares of Common Stock for $200,000 or $1.50 per share to an accredited investor in a private placement.

On May 18, 2026, we issued 500,000 shares of our Common Stock in connection with the Polymeric Acquisition.

On June 30, 2026, we issued 8,036 shares of Common Stock to a consultant in consideration for services rendered.

The securities in the transactions described above were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act, as there was no general solicitation to the investors and the transactions did not involve any public offering. The Company relied on this exemption from registration based in part on representations made by the purchasers, including that each purchaser is an “accredited investor”, as defined in Rule 501(a) promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act or otherwise.

For the quarter ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6.  Exhibits.

(a) Exhibits

The following exhibits are included herein:

Exhibit Number	Description	Location
2.1	Asset Purchase Agreement, dated as of May 18, 2026, by and among Nocopi Technologies, Inc., Polymeric Nocopi LLC, Polymeric U.S., Inc. and Savara Capital	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 21, 2026
10.1	Form of Stock Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2026
10.2	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 21, 2026
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: August 13, 2026	/s/ Matthew C. Winger
Matthew C. Winger
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

DATE: August 13, 2026	/s/ Debra E. Glickman
Debra E. Glickman
Chief Financial Officer (Principal Financial and Accounting Officer)

