Form 10-Q
period 2026-09-30
NOCOPI TECHNOLOGIES INC/MD/
filed 2026-11-12
CIK 888981

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,906,664 shares of common stock, par value $0.01, as of November 12, 2026.

NOCOPI TECHNOLOGIES, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues
Licenses, royalties and fees	$1,730,587	$110,200	$1,897,287	$440,600
Product and other sales	1,598,228	275,600	2,782,240	784,200
Total revenues	3,328,815	385,800	4,679,527	1,224,800

Cost of revenues
Licenses, royalties and fees	55,608	43,800	149,008	126,400
Product and other sales	1,070,606	164,500	1,779,937	455,700
Total cost of revenues	1,126,214	208,300	1,928,945	582,100

Gross profit	2,202,601	177,500	2,750,582	642,700

Operating Expenses:
Research and development	57,622	43,600	161,722	131,800
Sales and marketing expenses	202,644	71,300	366,236	219,600
Professional and consulting expenses	190,325	86,800	675,625	309,400
Compensation and related taxes - general and administrative	345,116	68,700	676,211	205,000
Other general and administrative expenses	185,851	49,800	378,977	177,900

Total Operating Expenses	981,558	320,200	2,258,771	1,043,700

Net Income (Loss) from Operations	1,221,043	(142,700)	491,811	(401,000)

Other Income (Expense):
Interest income	97,509	122,000	304,714	359,200
Unrealized gain on marketable securities	109,261	—	109,261	—
Interest expense and bank charges	(5,796)	(6,100)	(17,996)	(18,100)

Total Other Income, net	200,974	115,900	395,979	341,100

Income (Loss) before provision for income taxes	1,422,017	(26,800)	887,790	(59,900)

Provision for income taxes	(24,988)	—	(24,988)	—

Net Income (Loss)	$1,397,029	$(26,800)	$862,802	$(59,900)

Net income (loss) per common share, basic and diluted	$0.12	$(0.00)	$0.07	$(0.01)

Weighted average common shares outstanding - basic and diluted	11,519,476	10,800,223	11,424,847	10,795,350

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,292,314	$11,553,600
Marketable securities - equity securities	385,237	—
Held-to-maturity investments - short term, amortized cost	654,925	—
Accounts receivable less $12,000 allowance for credit losses	1,807,018	936,700
Inventory, net of allowance $323,858 and $114,200, respectively	1,871,547	456,900
Interest receivable	31,060	—
Prepaid expenses and other current assets	204,378	144,100

Total Current Assets	12,246,479	13,091,300

OTHER ASSETS:
Held-to-maturity investments - long- term, amortized cost	1,946,001	—
Property and equipment, net	303,904	10,000
Goodwill	490,003	—
Intangible assets, net	283,135	—
Long-term receivables	1,787,947	775,000
Operating lease right of use assets	507,804	161,300

Total Assets	$17,565,273	$14,037,600

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$460,429	$30,600
Accrued expenses and other liabilities	210,999	153,300
Stock compensation payable	—	26,700
Purchase consideration payable – holdback, current	50,000	—
Operating lease liability – current	258,872	80,200

Total Current Liabilities	980,300	290,800

NON-CURRENT LIABILITIES:
Accrued expenses, non-current	125,156	54,300
Purchase consideration payable – holdback, long-term	50,000	—
Operating lease liability – non-current	260,482	88,700
TOTAL NON-CURRENT LIABILITIES	435,638	143,000

Total Liabilities	1,415,938	433,800

Commitments and Contingencies (Note 13)

STOCKHOLDERS' EQUITY:

Preferred stock, $1.00 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value,75,000,000 shares authorized, 11,906,664 and 10,835,123 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	119,067	108,300
Additional paid-in capital	27,370,866	25,698,900
Accumulated deficit	(11,340,598)	(12,203,400)

Total stockholders' equity	16,149,335	13,603,800

Total Liabilities and Stockholders' Equity	$17,565,273	$14,037,600

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025

OPERATING ACTIVITIES
Net income (loss)	$862,802	$(59,900)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities
Depreciation	30,734	5,000
Amortization	11,032	—
Unrealized gain on marketable securities	(109,261)	—
Stock based compensation	106,032	71,800
Amortization of operating lease right of use asset	126,650	56,900
Accretion of discount related to held-to-maturity investments	(696)	—
Inventory reserve	15,994	15,600
Changes in Assets and Liabilities:
Accounts receivable	(445,386)	247,400
Inventory	(131,914)	(70,200)
Interest receivable	(31,060)	—
Prepaid and other current assets	(36,972)	57,300
Long-term receivables	(1,012,947)	368,800
Accounts payable	268,903	43,700
Accrued expenses and other liabilities	32,221	(26,200)
Operating lease liability	(122,696)	(52,300)
Accrued expenses, non-current	70,856	—

Net cash (used in) provided by operating activities	(365,708)	657,900

INVESTING ACTIVITIES
Purchase of fixed assets	(19,373)	—
Purchase of marketable securities - equity securities	(275,976)	—
Purchase of held-to-maturity investments	(2,600,230)	—
Acquisition of business (including $50,000 payment of purchase consideration - holdback)	(1,800,000)	—

Net cash used in investing activities	(4,695,579)

FINANCING ACTIVITIES
Issuance of common stock for cash	800,001	—
Proceeds from exercise of warrants
Net cash provided by financing activities	800,001	—

Net cash increase (decrease) for period	(4,261,286)	657,900

Cash and Cash Equivalents
Cash - beginning of period	11,553,600	10,839,700
Cash - end of period	$7,292,314	$11,497,600

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$—	$—
Income Tax	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Operating lease right of use asset and operating lease liability pursuant to ASC 842	$—	$204,500
Issuance of common stock for services	$—	$87,700
Operating lease right of use asset and operating lease liability due to modification pursuant to ASC 842	$473,183	$—
Derecognition of the carrying amounts of the operating right of use asset and operating lease liability associated with the terminated portion pursuant to ASC 842	$117,458	$—
Shares issued for acquisition of a company	$750,000	$—
Purchase consideration payable - holdback	$100,000	—

Net assets acquired in acquisition of Polymeric:
Accounts receivable, net	$424,932	$—
Inventory	1,298,727	—
Prepaid expenses and other current assets	23,306	—
Property and equipment, net	305,267	—
Goodwill	490,003	—
Intangible assets, net	294,167	—
Operating lease right of use assets	117,458	—
Accounts payable	(160,923)	—
Accrued expenses and other liabilities	(25,479)	—
Operating lease liability – current and non-current	(117,458)	—

Net assets acquired	$2,650,000	$—

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	Common stock $0.01 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2025	$10,835,123	$108,300	$25,698,900	$—	$(12,203,400)	$13,603,800
Stock-based compensation	—	—	7,500	—	—	7,500
Issuance of common stock for cash	266,666	2,700	397,300	—	—	400,000
Net loss	—	—	—	—	(62,300)	(62,300)
Balance at March 31, 2026	11,101,789	111,000	26,103,700	—	(12,265,700)	13,949,000
Stock-based compensation	—	—	7,450	—	—	7,450
Common stock adjustment	205	21	(21)	—	—	—
Issuance of common stock for cash	133,334	1,333	198,667	—	—	200,000
Shares issued for acquisition of a company	500,000	5,000	745,000	—	—	750,000
Shares issued for services	8,036	80	11,170	—	—	11,250
Net loss	—	—	—	—	(471,927)	(471,927)
Balance at June 30, 2026	11,743,364	117,434	27,065,966	—	(12,737,627)	14,445,773
Stock-based compensation	—	—	7,562	—	—	7,562
Issuance of common stock for cash	133,334	1,333	198,668	—	—	200,001
Shares issued for services	29,966	300	98,670	—	—	98,970
Net income	—	—	—	—	1,397,029	1,397,029
Balance at September 30, 2026	$11,906,664	$119,067	$27,370,866	$—	$(11,340,598)	$16,149,335

	Common stock $0.01 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2024	$10,792,913	$107,900	$25,580,400	$—	$(12,048,500)	$13,639,800
Stock-based compensation	—	—	2,000	—	—	2,000
Net income	—	—	—	—	25,500	25,500
Balance at March 31, 2025	10,792,913	107,900	25,582,400	—	(12,023,000)	13,667,300
Stock-based compensation	—	—	2,100	—	—	2,100
Net loss	—	—	—	—	(58,600)	(58,600)
Balance at June 30, 2025	10,792,913	107,900	25,584,500	—	(12,081,600)	13,610,800
Stock-based compensation	—	—	2,100	—	—	2,100
Shares issued for services	21,930.00	200.00	87,500	—	—	87,700
Net loss	—	—	—		(26,800)	(26,800)
Balance at September 30, 2025	$10,814,843	$108,100	$25,674,100	$—	$(12,108,400)	$13,673,800

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Note 1. Organization and Nature of Operations

Nocopi Technologies, Inc. (the “Company”) is incorporated under the laws of the State of Maryland. The Company’s main business activities are the development, manufacturing, and marketing of high-performance specialty inks and coatings for multiple applications across various industries. Its customers use these products for purposes that range from bringing entertainment products to life with color activations and providing document and brand authentication against fraud, counterfeiting, and diversion, to delivering durable, custom-formulated ink and coating solutions for digital, screen, textile, and other industrial printing applications. The Company’s primary markets are the educational and toy products industry, the document and product authentication industry, and the industrial and commercial printing industry.

On May 18, 2026, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Polymeric U.S., Inc. (“Polymeric” or the “Seller”), a Missouri corporation, and Savara Capital, a Mauritius limited company, and the sole shareholder of the Seller (the “Owner”) whereby the Seller and Owner agreed to sell Polymeric’s business to a wholly owned subsidiary of the Company, Polymeric Nocopi, LLC (“Polymeric Nocopi”) (see Note 8). Pursuant to the Asset Purchase Agreement, the Company acquired (the “Polymeric Acquisition”) substantially all the assets of Polymeric for an aggregate purchase consideration of $2,650,000, which consisted of (a) $1,900,000 in cash, subject to customary working capital adjustments and other reductions described below, (b) the assumption by the Company of certain specified liabilities of the Seller and (c) the issuance by the Company of 500,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) to the Seller. On the closing date, the Company delivered to the Seller $1,750,000, which represented the cash consideration portion of the purchase price, less the holdback amount of $150,000. Polymeric's business operations consist primarily of the manufacture and sale of screens and digital inks.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These statements include all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2. Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 31, 2026 (the “2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from the Company’s interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025. The December 31, 2025 consolidated balance sheet is derived from those statements. The interim operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results expected for the full year ending December 31, 2026.

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

Use of Estimates and Assumptions

In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for credit losses and inventory reserves, the estimates of useful lives for depreciation, valuation of the lease liabilities and related right of use assets, valuation of goodwill, fair value of common stock, valuation of stock-based compensation, fair value measurement of available-for-sale investments and the assessment of expected credit losses on investment securities, as applicable, and valuation allowance associated with deferred tax assets.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations and relate to the presentation of professional and consulting expenses and compensation and related expenses – general and administrative, separately on the condensed consolidated statements of comprehensive loss previously included in the general and administrative expenses.

Marketable Securities and Investments

The Company classifies its investments in equity securities as marketable securities and debt securities as held-to-maturity at the time of acquisition and reassesses the appropriateness of such classification as required under U.S. GAAP.

Marketable Securities – Equity Securities

The Company accounts for its investments in marketable equity securities in accordance with ASC 321, Investments – Equity Securities. Marketable equity securities are recorded at fair value, with unrealized gains and losses resulting from changes in fair value recognized in the accompanying statements of comprehensive income (loss). Realized gains and losses on sales of equity securities are determined using the specific identification method and recognized in earnings. Dividend income is recognized when the right to receive payment is established.

Held-to-Maturity Investments

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity investments and recorded at amortized cost, net of any allowance for credit losses. Premiums and discounts are amortized or accreted over the remaining contractual lives of the securities using the effective interest method and recognized as a component of interest income. The Company evaluates held-to-maturity investments for expected credit losses in accordance with ASC 326 and recognizes an allowance for credit losses, as applicable.

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

As of September 30, 2026 and December 31, 2025, the allowance for credit losses was $12,000 for both periods. During the three and nine months ended September 30, 2026 and 2025, the Company recorded a direct write-off of accounts receivable into provision for credit losses amounting to $0 for all periods.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash for insurance, rent, and services which are being amortized over the terms of their respective agreements.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

Intangible Assets and Goodwill

Intangible assets consist of patents, trademarks, and customer lists. These intangible assets were acquired and initially recognized at cost in connection with the Polymeric Acquisition (see Note 8). The Company's finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of 10 years, which reflect the period over which the assets are expected to contribute directly or indirectly to future cash flows. The estimated useful lives, residual values, and amortization methods are reviewed at least annually and adjusted prospectively if estimates or expectations change.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is determined by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company writes down the asset to its fair value based on the present value of estimated future cash flows. There was no impairment as of September 30, 2026 and December 31, 2025.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s revenues are derived from royalties paid by licensees of the Company’s technologies, fees for the provision of technical services to licensees, and from the direct sale of (i) products incorporating the Company’s technologies, such as inks, security paper and pressure-sensitive labels, and (ii) equipment used to support the application of the Company’s technologies. Royalties consist of guaranteed minimum royalties payable by certain licensees and additional royalties which vary based on the licensee’s sales or production of products incorporating the licensed technology. Service fees and product sales revenues vary directly with the number of units provided. The following are the Company’s revenue streams as reflected in the accompanying condensed consolidated statements of comprehensive income (loss):

Licenses, royalties and fees:

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

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

Product and other sales:

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

The Company currently has no federal or state tax examinations in progress. As of September 30, 2026, the Company’s tax returns for the tax years 2025, 2024 and 2023 remain subject to audit, primarily by the Internal Revenue Service. The Company did not have material unrecognized tax benefits as of September 30, 2026 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes.

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

Earnings (Loss) per Share

In accordance with FASB ASC 260, Earnings per Share, basic earnings (loss) per common share is computed using net earnings (loss) divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. The potential common shares related to unvested RSUs were included from diluted EPS because their effect would be dilutive.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

Lease Accounting

The Company follows ASC Topic 842, Leases (Topic 842) and applies the package of practical expedients, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Operating lease right of use (“ROU”) assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in other general and administrative expenses. An amendment to the lease is assessed to determine if it represents a lease modification or a separate contract. Lease modifications are reassessed as of the effective date of the modification. For modified leases, the Company also reassesses the lease classification as of the modification’s effective date.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with US GAAP. For certain financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

The Company follows accounting guidance for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs, other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Also see Note 10 – Marketable Securities and Investments and Fair Value Measurements.

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

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

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

Note 3. Cash and Cash Equivalents

	September 30, 2026	December 31, 2025
Cash and cash equivalents
Cash and money market funds	$7,292,314	$11,553,600
Cash and cash equivalents	$7,292,314	$11,553,600

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash on hand, deposits held at financial institutions, and short-term highly liquid investments that are readily convertible into known amounts of cash and subject to an insignificant risk of changes in value.

The Company currently maintains, and may in the future maintain, assets at certain financial institutions in the United States in amounts that are, and in the future may be, in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. At September 30, 2026 and December 31, 2025, the Company had approximately $6,817,000 and $11,303,600 in excess of the FDIC insured limit, respectively. In the event of a failure of any financial institutions where the Company maintains deposits or other assets, the Company may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect on liquidity, financial condition and results of operations. Interest income earned was approximately $89,000 and $116,000 for the three months ended September 30, 2026 and 2025, respectively, and approximately $281,000 and $343,000 for the nine months ended September 30, 2026 and 2025, respectively, included in interest income on the condensed consolidated statements of comprehensive income (loss).

Note 4. Inventories

Inventories consist primarily of ink components and are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Cost includes material costs, labor, and overhead. Provisions are made for the estimated effect of obsolete and slow-moving inventories on the basis of historical experience, current usage patterns, future demand and marketability of products, inventory levels and turns, and known replacement costs.

	September 30, 2026	December 31, 2025
Inventories consist of the following
Raw materials	$849,480	$571,100
Finished goods	1,345,925	—
	2,195,405	571,100
Less: Allowance	(323,858)	(114,200)
	$1,871,547	$456,900

The increase in inventory primarily reflects inventory acquired in the Polymeric Acquisition – see Note 8.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

Note 5. Long-term Receivables

As of September 30, 2026 and December 31, 2025, the Company had long-term receivables of $1,787,947 and $775,000, respectively, from four licensees, respectively, representing the present value of fixed guaranteed royalty payments that will be payable over varying periods of two through eight years that commenced in the second half of 2022   and will terminate in the second quarter of 2030. The fixed guaranteed royalty payments result from amendments to license agreements with three existing licensees and a license agreement with a new licensee. The receivable represents the present value of the fixed minimum annual payments due under the license agreements, discounted at the Company's incremental borrowing rate of 6.32% for one license that renewed in 2022, 8.14% for a licensee that renewed in January 2025, 5.52% for a new licensee in June 2025 and 5.75% for one licensee that renewed in July 2026.

The Company renewed one of its license agreements on January 1, 2026. While the agreement contractually states an effective date of January 1, 2026, the Company’s management determined that the substantive economics of the arrangement do not change until July 1, 2026, which was the accounting effective date of this agreement. The Company’s management believes that the accounting effective date is a more accurate reflection of the business and the economic nature of the agreement. Accordingly, the Company recognized the present value of fixed guaranteed royalty payments from such renewal of license agreement of approximately $1,615,500 on July 1, 2026, the effective date.

These agreements grant licenses for the use of certain patented ink technology as it exists at the time that it is granted which is considered functional intellectual property. Under Topic 606, a performance obligation to transfer a license for functional intellectual property is satisfied at a point in time and the fixed consideration could be recognized upfront when the Company transfers control of the license to the licensee if certain criteria are met. Specifically, the minimum royalty guarantee could be recognized upfront if the following conditions are met:

•	The royalty payment is fixed or determinable

•	Collection of the royalty payment is considered probable

•	The licensee has the ability to benefit from the licensed technology

The Company determined that the above conditions were met upon execution of the four license agreements. The present value of the fixed guaranteed costs of obtaining the license agreements (sales commissions) was recorded upon renewal of three existing license agreements and a new license agreement entered into in June 2025 with a new licensee. The sales commissions are amortized on a systematic basis consistent with the pattern of revenue recognition for the underlying license agreements. The unamortized balance as of September 30, 2026 and December 31, 2025, for accrued commission payable was approximately $174,900 and $96,100, respectively, included on the condensed consolidated balance sheet in accrued expenses and accrued expenses, non-current.

The current portion of the license agreements in the amount of approximately $711,700 and $599,400, is included in accounts receivable on the balance sheets as of September 30, 2026 and December 31, 2025, respectively.

The following table summarizes the remaining future minimum payments due under the four license agreements as of September 30, 2026

Year Ending December 31:
2026	$198,500
2027	727,500
2028	690,000
2029	680,000
2030	340,000
Total	$2,636,000

The Company has evaluated the collectability of the long-term receivables and concluded that expected credit losses related to the receivables remain immaterial as of September 30, 2026. However, there can be no assurance that the receivables will not be impaired in the future due to changes in the licensees’ financial condition or other factors.

The long-term receivables are recorded at their present value as of September 30, 2026, and the receivable and imputed interest will be amortized over the term of the license agreements using the effective interest method. The book value approximates the fair value for long-term receivables. The unamortized balance of the long-term receivables as of September 30, 2026 and December 31, 2025 was $1,787,947 and $775,000, respectively. The unamortized imputed interest balance as of September 30, 2026 and December 31, 2025 was approximately $126,800 and $90,200, respectively, which will be recognized as interest income through June 30, 2030. Interest income derived from long-term receivables was approximately $8,500 and $6,000 for the three months ended September 30, 2026 and 2025, respectively, and approximately $23,000 and $16,500 for the nine months ended September 30, 2026 and 2025, respectively, included in the condensed consolidated statements of comprehensive income (loss).

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

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

 As of the dates presented, property and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Leasehold improvements (approximately 2-year useful life)	$95,100	$81,500
Furniture, fixtures and equipment (3 to 7-year useful life)	194,320	179,700
Laboratory and production equipment (5-year useful life)	296,434	—
Less: accumulated depreciation	(281,950)	(251,200)
Total	$303,904	$10,000

For the three months ended September 30, 2026 and 2025, depreciation expense amounted to approximately $18,200 and $1,600, respectively. For the nine months ended September 30, 2026 and 2025, depreciation expense amounted to approximately $30,700 and $5,000, respectively.

The increase in property and equipment primarily reflects property and equipment acquired in the Polymeric Acquisition – see Note 8.

Note 7. Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at September 30, 2026 are:

September 30, 2026

Patents	$75,000
Customer list	69,167
Trademark	150,000
Total	294,167
Less: accumulated amortization	(11,032)
Total intangible assets, net	$283,135

The increase in intangible assets primarily reflects intangible assets acquired in the Polymeric Acquisition – see Note 8.

Note 8. Business Acquisition

On May 18, 2026, the Company entered into the Asset Purchase Agreement with the Seller and the Owner whereby the Seller and Owner agreed to sell Polymeric’s business to Polymeric Nocopi, a wholly owned subsidiary of the Company. Pursuant to the Asset Purchase Agreement, the aggregate purchase consideration was $2,650,000, which consisted of (a) $1,900,000 in cash, subject to customary working capital adjustments and other reductions described below, (b) the assumption by the Company of certain specified liabilities of the Seller and (c) the issuance by the Company of 500,000 shares of Common Stock to the Seller. At the closing of the Polymeric Acquisition, the Company delivered to the Seller $1,750,000, which represented the cash consideration portion of the purchase price, less a holdback amount of $150,000. In July 2026, the Company paid $50,000 of the holdback amount.

The holdback amount is being retained by the Company with respect to the post-closing working capital adjustment and the indemnification obligations of the Seller and Owner under the Asset Purchase Agreement, and will be released to the Seller, in each case net of any working capital setoff, encumbered amounts and finally resolved indemnification claims, as follows: (a) up to $50,000 within five business days following the final determination of the post-closing working capital adjustment (paid in July 2026), (b) up to $50,000 on the 12-month anniversary of the closing date and (c) the remaining balance, if any, on the 18-month anniversary of the closing date. Accordingly, the remaining holdback amount of $100,000 was reflected as purchase consideration payable – holdback, current of $50,000 and long-term of $50,000 on the accompanying condensed consolidated balance sheets.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

Management concluded that the assets and business operations acquired in the transaction meet the definition of a business under ASC 805 because (1) inputs were acquired, (2) substantive processes were acquired, (3) outputs existed before the acquisition and (4) the acquired operations are capable of continuing as an ongoing business immediately after the acquisition.

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

In accordance with ASC 805-30-30-7, the Company measured the consideration transferred at its acquisition-date fair value. The equity consideration consisted of 500,000 shares of the Company's Common Stock, which were measured at $1.50 per share based on the last available closing price of the Company's Common Stock, resulting in a fair value of $750,000.

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

The consideration paid by the Company as follows:

Cash	$1,800,000
Purchase consideration – holdback amount (remaining balance)	100,000
Fair value of the 500,000 shares of the Company’s Common Stock	750,000
Fair value of total consideration transferred	$2,650,000

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets acquired (including inventories of $1,298,727 and accounts receivable of $424,932)	$1,746,965
Property and equipment, net	305,267
Liabilities assumed (including accounts payable of $160,923, operating lease liability of $117,458 and other accrued liabilities of $25,479)	(303,860)
Total identifiable net assets	1,748,372
Intangible assets (see Note 7)	294,167
Operating lease ROU assets (see Note 13)	117,458
Goodwill	490,003
Total	$2,650,000

Acquisition related cost (legal fees included in professional and consulting expenses during the nine months ended September 30, 2026)	$170,000

In connection with the Polymeric Acquisition, on May 18, 2026, Polymeric Nocopi entered into a Transition Support Agreement with a member of the former Seller’s board of directors who has significant knowledge of Polymeric’s business operations. Under the agreement, the consultant agreed to provide transition and support services to assist the Company in becoming familiar with the acquired operations and to facilitate an orderly transition of the acquired business. In consideration for these services, the Company paid the consultant $100,000 at closing, with no additional amounts payable under the agreement. The $100,000 payment relates to post-acquisition transition services and was recorded in professional and consulting expenses during the nine months ended September 30, 2026.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

The goodwill recognized in the acquisition is expected to be deductible for income tax purposes.

The results of operations of Polymeric Nocopi have been included in the Company's condensed consolidated financial statements since the acquisition date. For the period from May 18, 2026 through September 30, 2026, Polymeric Nocopi contributed approximately $1,931,000 of revenue and net income of $184,000, which are included in the accompanying condensed consolidated statements of comprehensive income (loss).

Note 9. Stockholders’ Equity

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

In connection with the Purchase Agreements, on December 31, 2025, the Company entered into registration rights agreements with certain of the Purchasers, which provide that on or prior to January 9, 2027, the Company must file a registration statement to register the Purchasers’ respective Placement Shares.

In May 2026, the Company sold 133,334 shares of Common Stock for $200,000 or $1.50 per share to an accredited investor in a transaction exempt from registration under the Securities Act of 1933, as amended. Additionally, in September 2026, the Company sold 133,334 shares of Common Stock for $200,000, or $1.50 per share to an accredited investor.

Stock-Based Compensation Expense

2024 Incentive Compensation Plan

On June 17, 2024, the Company’s shareholders approved the Nocopi Technologies, Inc. 2024 Incentive Compensation Plan (the “2024 Plan”), which allows the Company to issue equity awards to directors, officers, other employees and consultants of the Company. As of September 30, 2026 and 2025, 20,000 and 41,930 unvested restricted stock units (“RSUs”) are outstanding under the 2024 Plan, respectively. In addition, as of September 30, 2026 and 2025, 355,875 and 313,665 shares have been issued in settlement of vested RSUs granted under the 2024 Plan, respectively. As of September 30, 2026 and 2025, the unamortized value related to grants under the 2024 Plan was approximately $7,400 and $83,100, respectively.

On December 29, 2025, executives were granted 40,000 RSUs, of which 20,000 vested and 17,640 shares were issued immediately at a value of $26,500, net of taxes. The remaining 20,000 vest on December 29, 2026. The aggregate grant-date fair value was $60,000, of which $30,000 was recognized in 2025. For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of approximately $7,500 and $22,500, respectively, related to these executive grant. The remaining amount of approximately $7,400 will be recognized over the remaining vesting period through December 2026.

On May 18, 2026, the Company entered into a two-year consulting agreement whereby the consultant shall be compensated with an equity grant for any given year during the service period, which shall be determined based on the fair market value per share of common stock as of the grant date for the applicable year during the service period. Accordingly, the Company agreed to grant a total of 32,143 shares of common stock related to the consultant’s first year of service period having a total grant-date fair value of $45,000 or $1.40 per share, which shall vest in equal quarterly installments starting in June 2026. On June 30, 2026, the Company issued the first quarterly installment payment of 8,036 vested shares of common stock valued at $11,250. Additionally, on September 30, 2026, the Company issued the second quarterly installment payment of 8,036 vested shares of common stock valued at $11,250. As of September 30, 2026, the unamortized value related to consulting agreement was $22,500.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

On September 11, 2023, the Company agreed to issue an aggregate total of 65,790 shares of common stock as consideration for general advisory services with a total fair market value on the date of grant of $263,160, which shares were issued as follows: one-third (21,930 shares) on September 11, 2024, which was issued on such date, one-third (21,930 shares) on September 11, 2025, which was issued on such date, and one-third (21,930 shares) on September 11, 2026, which was issued on such date. The Company expensed the value of the stock grant, which was determined to be the fair market value of the shares at the date of grant, straight-line over the term of the advisory agreement. On September 11, 2026, the Company issued 21,930 shares of its common stock upon the vesting of the third tranche (final vesting) described above with a fair value of $87,700. For the nine months ended September 30, 2026 and 2025, the Company recognized vesting expense of approximately $61,000 and $65,500, respectively of consulting expenses associated with this agreement. As of September 30, 2026, the unamortized value related to the grant for advisory services was $0.

During the three months ended September 30, 2026 and 2025, the Company recognized total stock-based compensation related to all of the above stock awards of approximately $36,300 and $24,200, respectively, and for the nine months ended September 30, 2026 and 2025, approximately $106,000 and $71,800, respectively.

As of September 30, 2026, total unrecognized compensation expense related to all nonvested awards was approximately $29,900, which is expected to be recognized over a weighted-average period of approximately one year.

Shares issued for Business Acquisition

On May 18, 2026, the Company issued 500,000 shares of Common Stock in connection with the Polymeric Acquisition, which was recorded at a fair value amounting to $750,000 or $1.50 per share based on the last available closing price (see Note 8).

Note 10. Marketable Securities and Investments

Marketable Securities

During the nine months ended September 30, 2026, the Company purchased marketable equity securities for an aggregate cost of $275,976. The investments are classified as marketable securities and measured at fair value in accordance with ASC 321, Investments – Equity Securities. As of September 30, 2026, the fair value of these securities was $385,237, resulting in an unrealized gain of approximately $109,300, which was recognized in the accompanying consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2026.

Held-to-Maturity Investments

The Company invests in corporate and municipal bonds that are classified as held-to-maturity debt securities in accordance with ASC 320, Investments – Debt Securities. The Company has the positive intent and ability to hold these investments to maturity. Accordingly, held-to-maturity debt securities are recorded at amortized cost, net of any allowance for expected credit losses. Premiums and discounts are amortized or accreted over the remaining contractual lives of the securities using the effective interest method, with the resulting amounts recognized as interest income in the accompanying consolidated statements of comprehensive income (loss).

During the nine months ended September 30, 2026, the Company purchased held-to-maturity debt securities with an aggregate face value of $2,640,000 at a discount of $39,770, resulting in an initial carrying value of $2,600,230. During the nine months ended September 30, 2026, the Company recognized $696 of discount accretion, which was included in interest income in the accompanying consolidated statements of comprehensive income (loss).

As of September 30, 2026, the Company's held-to-maturity debt securities consisted of the following by major security type:

	Amortized Cost	Gross Unrecognized Gains (Losses)	Fair Value
Corporate bonds	$2,018,151	$(17,036)	$2,001,115
Municipal bonds	582,775	(2,130)	580,645
Total	$2,600,926	$(19,166)	$2,581,760

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

The contractual maturities of held-to-maturity debt securities as of September 30, 2026, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$654,925	$653,036
Due after one year through three years	1,946,001	1,928,724
Total	$2,600,926	$2,581,760

The Company evaluates its held-to-maturity debt securities for expected credit losses in accordance with ASC 326, Financial Instruments – Credit Losses. In estimating expected credit losses, the Company considers the credit quality of the issuers, historical loss experience, current economic conditions, and reasonable and supportable forecasts. As of September 30, 2026, the Company determined that no allowance for expected credit losses was required based on its evaluation of the investment portfolio.

Fair Value Measurements

Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company's financial assets measured at fair value on a recurring basis as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Marketable equity securities	$385,237	$—	$—	$385,237
Total	$385,237	$—	$—	$385,237

The fair value of the Company's marketable equity securities is determined based on quoted market prices in active markets for identical securities and is classified within Level 1 of the fair value hierarchy.

Financial Assets Not Measured at Fair Value on a Recurring Basis

The Company's held-to-maturity debt securities, consisting of corporate and municipal bonds, are carried at amortized cost, net of any allowance for expected credit losses. The estimated fair values of these investments are determined using observable market inputs, including quoted prices for similar securities and pricing information obtained from third-party pricing services.

The following table presents the estimated fair values of the Company's held-to-maturity debt securities, which are not measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$2,001,115	$—	$2,001,115
Municipal bonds	—	580,645	—	580,645
Total	$—	$2,581,760	$—	$2,581,760

The Company classifies the estimated fair values of its held-to-maturity debt securities within Level 2 of the fair value hierarchy because the valuations are based on observable market inputs, including quoted prices for similar securities and other market-corroborated pricing information and these held-to-maturity debt securities are carried at amortized cost and changes in their estimated fair value are not recognized in the statement of comprehensive income (loss).

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

Note 11. Income Taxes

There was $24,988 income tax expense reflected in the results of operations for the three and nine months ended September 30, 2026 and no income tax expense for the year ended December 31, 2025 because the Company carried forward net losses for tax purposes.

As of September 30, 2026 and December 31, 2025, the Company had federal net operating loss (“NOL”) carryforwards of $244,000 and $804,000, respectively, and state NOL carryforwards of $2,536,000 and $2,757,000, respectively, which may be used to offset future taxable income. The remaining federal NOLs will not expire but will be limited to 80% of taxable income. Pennsylvania NOLs began to expire in 2024, with $964,948 expiring by 2032. The remaining Pennsylvania NOLs expire in 20 years and the Florida NOLs will not expire.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows (in approximate amounts):

	September 30, 2026	December 31, 2025

Deferred tax assets/(liabilities)
Net operating loss carryforward	$201,100	$411,800
R&D Credits	58,800	80,300
Stock-based compensation	6,100	—
Operating lease assets	3,100	2,200
Capitalize research & development costs	36,800	53,600
Depreciation	(4,900)	3,100
Amortization	(2,300)
Unrealized gain on marketable securities	(29,400)	—
Total deferred tax assets	269,300	551,000
Valuation allowance	(269,300)	(551,000)
Net	$—	$—

For the nine months ended September 30, 2026, the net decrease in valuation allowance was $(282,000).

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

Reconciliation of the statutory federal income tax to the Company's effective tax (in approximate amounts):

	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
U.S. Federal statutory tax rate	$186,400	21.0%	$(32,500)	21.0%
State and local income tax, net of federal income tax effect
Pennsylvania state modifications	—	0.0	(33,200)	21.4
Pennsylvania income tax	6,200	0.7	(11,800)	7.6
State valuation adjustment	(107,300)	(12.1)	—	—
Pennsylvania net operating loss expiration	8,000	0.9	—	—
Other	112,800	12.7	(2,100)	1.4
Tax credits	(8,900)	(1.0)	(39,000)	25.2
Changes in valuation allowance	(174,300)	(19.6)	(160,400)	103.6
Nontaxable or nondeductible items
Return to provision adjustments	—	—	19,000	(12.3)
Expiration of net operating losses	—	—	260,000	(167.9)
Other	2,100	0.2	—	—

Provision for income taxes	$25,000	2.8%	$—	—%

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the condensed consolidated statements of comprehensive income (loss). The Company did not recognize any interest or penalties during 2026 related to unrecognized tax benefits.

Tax years 2023 through 2025 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

Although the Company generated net income during the three months ended September 30, 2026, current-year profitability was primarily attributable to significant non-recurring items, including license revenue recognized in connection with a license renewal. In assessing the realizability of its deferred tax assets, management considered both positive and negative evidence and concluded that the Company's cumulative historical losses continue to outweigh the positive evidence provided by recent profitability. Accordingly, the Company continues to maintain a valuation allowance against its deferred tax assets, as management has determined that it is more likely than not that such assets will not be realized.

Note 12. Major Customer and Geographic Information

The Company’s revenues, expressed as a percentage of total revenues, from non-affiliated customers that equaled 10% or more of the Company’s total revenues were:

	Three Months ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025
Customer A	—%	63%	15%	57%
Customer B	51%	19%	39%	18%

The Company’s non-affiliate customers whose individual balances amounted to more than 10% of the Company’s net accounts receivable, expressed as a percentage of net accounts receivable, were:

	September 30, 2026	December 31, 2025
Customer A	0%	0%
Customer B	70%	82%

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company also maintains allowances for potential credit losses. The loss of a major customer could have a material adverse effect on the Company’s business operations and financial condition.

The Company’s revenues by geographic region are as follows (in approximate amounts):

	Three Months ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025
North America	$3,049,300	$118,900	$3,807,300	$440,600
South America	800	—	1,600	—
Europe	—	—	1,000	—
Asia	273,100	244,200	819,700	726,600
Australia	5,600	22,700	49,900	57,600
	$3,328,800	$385,800	$4,679,500	$1,224,800

Note 13. Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in claims and legal actions that arise in the ordinary course of business. To the Company’s knowledge, there are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

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

On May 18, 2026, the Company, through its wholly owned subsidiary, Polymeric Nocopi, assumed a lease agreement that was scheduled to expire in December 2026 to conduct its operations in leased facilities located in North Kansas City, MO. The Company assumed balances of the ROU assets and lease liabilities of $117,458 through the Polymeric Acquisition (see Note 8) based on a weighted average incremental borrowing rate of approximately 4%.

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

Accordingly, the Company recalculated the lease liability for the amended term (from May 2026 to December 2028) using the incremental borrowing rate as of May 18, 2026 of 6.5%, derecognized the carrying amounts of the ROU asset and lease liability of $117,458 associated with the terminated portion and recognized a new ROU asset and lease liability for the amended term of $473,183.

As of September 30, 2026 and December 31, 2025, the operating lease ROU asset amounted to approximately $507,800 and $161,300, respectively. As of September 30, 2026 and December 31, 2025, total operating lease liability amounted to approximately $519,400 and $168,900, respectively, consisting of current portion of approximately $258,900 and $80,200, respectively, and non-current portion of approximately $260,500 and $88,700, respectively.

Total operating lease costs were $73,800 and $21,800 for the three months ended September 30, 2026 and 2025, respectively, and approximately $143,400 and $61,800 for the nine months ended September 30, 2026 and 2025, respectively.

Undiscounted future minimum lease payments as of September 30, 2026, by year and in aggregate are approximately as follows:

Year ending December 31	Operating Leases
2026	$67,317
2027	290,427
2028	198,554
Total lease payments	556,298
Less imputed interest	(36,944)
Total	$519,354

Note 14. Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM is the chief executive officer of the Company, who reviews operating results to make operating decisions, allocate resources and assess performance for the entire Company. The CODM reviews and utilizes consolidated financial information, including revenue, gross profit, operating income (loss) and net income (loss) as reported on the condensed consolidated statements of comprehensive income (loss), to assess performance and allocate resources to support strategic priorities. Consolidated net income (loss) is the Company's primary measure of segment profit or loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The single segment constitutes all the consolidated entities, and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. For the three and nine months ended September 30, 2026 and 2025, the Company operated in one operating segment.

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses for the following periods.

	Three Months ended September 30,
	2026	2025
Revenues
Licenses, royalties and fees	$1,730,587	$110,200
Product and other sales	1,598,228	275,600
Total revenues	3,328,815	385,800
Cost of revenues
Licenses, royalties and fees	55,608	43,800
Product and other sales	1,070,606	164,500
Total cost of revenues	1,126,214	208,300
Gross profit	2,202,601	177,500
Less Segment expenses
Research and development	57,622	43,600
Sales and marketing	202,644	71,300
Professional and consulting expenses	190,325	86,800
Compensation and related taxes - general and administrative	345,116	68,700
Other general and administrative	185,851	49,800
Total operating expenses	981,558	320,200
Net income (loss) from operations	1,221,043	(142,700)
Other income (expenses)
Interest income	97,509	122,000
Unrealized gain on marketable securities	109,261	—
Interest expense and bank charges	(5,796)	(6,100)
Total other income	200,974	115,900
Provision for income taxes	(24,988)	—
Segment net income (loss)	$1,397,029	$(26,800)

	Nine Months ended September 30,
	2026	2025
Revenues
Licenses, royalties and fees	$1,897,287	$440,600
Product and other sales	2,782,240	784,200
Total revenues	4,679,527	1,224,800
Cost of revenues
Licenses, royalties and fees	149,008	126,400
Product and other sales	1,779,937	455,700
Total cost of revenues	1,928,945	582,100
Gross profit	2,750,582	642,700
Less Segment expenses
Research and development	161,722	131,800
Sales and marketing	366,236	219,600
Professional and consulting expenses	675,625	309,400
Compensation and related taxes - general and administrative	676,211	205,000
Other general and administrative	378,977	177,900
Total operating expenses	2,258,771	1,043,700
Net income (loss) from operations	491,811	(401,000)
Other income (expenses)
Interest income	304,714	359,200
Unrealized gain on marketable securities	109,261	—
Interest expense and bank charges	(17,996)	(18,100)
Total other income	395,979	341,100
Provision for income taxes	(24,988)	—
Segment net income (loss)	$862,802	$(59,900)

NOCOPI TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2026 (Unaudited)

	September 30, 2026	December 31, 2025
Segment Assets	$17,565,273	$14,037,600

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

•	Research and Development: includes costs related to personnel, laboratory materials and supplies and product development and testing for ink technologies.

•	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.

•	Sales and Marketing: includes personnel costs and other sales related expenses.

•	Cost of Revenues: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer from the Company’s facility.

Since the Company has only one reportable segment, no additional segment disclosures are required beyond entity-wide disclosures presented below.

Entity-Wide Disclosures

•	Geographic Revenue Information: For the three months ended September 30, 2026, approximately 92% of the Company’s net sales were generated in North America and 8% internationally. For the nine months ended September 30, 2026, approximately 81% of the Company’s net sales were generated in North America and 19% internationally. For the three months ended September 30, 2025, 31% of the Company’s net sales were generated in North America and 69% internationally. For the nine months ended September 30, 2025, 36% of the Company’s net sales were generated in North America and 64% internationally. Refer to Note 12.

•	Major Customers: The Company had one customer and two customers that accounted for 51% of revenue for the three months ended September 30, 2026 and two customers (15% and 38%) that accounted for 53% of revenue for the nine months ended September 30, 2026, and one customer that accounted for 70% of net accounts receivable as of September 30, 2026. In addition, the Company had two customers that accounted for 82% and 75% of revenue for the three and nine months ended September 30, 2025, respectively, and one customer that accounted for 82% of net accounts receivable as of December 31, 2025. Refer to Note 12.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in the 2025 Annual Report.

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

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms mean Nocopi Technologies, Inc., a Maryland corporation, and its consolidated subsidiary, Polymeric Nocopi.

Recent Developments

On May 18, 2026, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Polymeric U.S., Inc. (“Polymeric” or the “Seller”), a Missouri corporation, and Savara Capital, a Mauritius limited company, and the sole shareholder of the Seller (the “Owner”) whereby the Seller and Owner agreed to sell Polymeric’s business to a wholly owned subsidiary of the Company, Polymeric Nocopi, LLC (“Polymeric Nocopi”). Pursuant to the Asset Purchase Agreement, the Company acquired (the “Polymeric Acquisition”) substantially all the assets of Polymeric for an aggregate purchase consideration of $2,650,000, which consisted of (a) $1,900,000 in cash, subject to customary working capital adjustments and other reductions described below, (b) the assumption by the Company of certain specified liabilities of the Seller and (c) the issuance by the Company of 500,000 shares of Common Stock to the Seller. On the closing date, the Company delivered to the Seller $1,750,000, which represented the cash consideration portion of the purchase price, less the holdback amount of $150,000. Polymeric's business operations consist primarily of the manufacture and sale of screens and digital inks. Management believes the acquisition expands the Company's product offerings, manufacturing capabilities, customer relationships, and is expected to enhance future revenue opportunities and expand geographic footprint of the Company.

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

The Company recognizes revenue on its lines of business as follows:

a.	License fees for the use of our technology and guaranteed minimum royalties under licenses of functional intellectual property are recognized at a point in time when the license term begins, provided the contract is enforceable and collection is probable; royalties in excess of guaranteed minimums are recognized when the underlying licensee sales occur; and license arrangements that provide access to future technology are recognized over time as the Company satisfies its performance obligations over the contractual term;
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

For the Three and Nine months ended September 30, 2026, as compared to the Three and Nine months ended September 30, 2025.

Total revenues for the three months ended September 30, 2026 were approximately $3,329,000 as compared to $386,000 for the three months ended September 30, 2025, an increase of $2,943,000 or approximately 763%. Total revenues for the nine months ended September 30, 2026 were approximately $4,680,000 as compared to $1,225,000 for the nine months ended September 30, 2025, an increase of $3,455,000, or 282%. The increase in total revenues is primarily comprised of the following:

•	Licenses, royalties and fees increased by approximately $1,620,000, or 1,470%, to approximately $1,731,000 for the three months ended September 30, 2026 from approximately $110,000 for the three months ended September 30, 2025. Licenses, royalties and fees increased by approximately $1,457,000, or 331%, to approximately $1,897,000 for the nine months ended September 30, 2026 from approximately $440,000 for the nine months ended September 30, 2025. The increase in licenses, royalties and fees during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 is due primarily to the renewal of one existing license effective in July 2026 . We cannot assure you that the marketing and product development activities of the Company’s licensees or other businesses in the entertainment and toy products market will produce a significant increase in revenues for the Company, nor can the timing of any potential revenue increases be predicted, particularly given the uncertain economic conditions presently being experienced.

•	Product and other sales increased by approximately $1,323,000, or 480%, to approximately $1,598,000 for the three months ended September 30, 2026 from approximately $275,000 for the three months ended September 30, 2025. Product and other sales increased by approximately $1,998,000, or 255%, to approximately $2,782,000 for the nine months ended September 30, 2026 from $784,000 for the nine months ended September 30, 2025. Sales of ink increased for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 due primarily to higher ink shipments to the third party authorized printer used by two of the Company’s major licensees in the entertainment and toy products market. Additionally, product and other sales increased due to the Polymeric Acquisition, as our subsidiary, Polymeric Nocopi, generated approximately $1,931,000 of revenue from the acquisition date on May 18, 2026 to September 30, 2026. In the third quarter of 2026, the Company derived revenues of approximately $369,600 from the Company’s licensees and their authorized printers in the entertainment and toy products market as compared to revenues of approximately $346,400 in the third quarter of 2025.

The Company’s gross profit increased to approximately $2,203,000 or 66% of gross revenues, for the three months ended September 30, 2026 from approximately $178,000 or 46% of gross revenues for the three months ended September 30, 2025, an approximately 20% increase in gross profit percentage. The Company’s gross profit increased to approximately $2,751,000 or 59% of gross revenues for the nine months ended September 30, 2026 from approximately $643,000 or 52% of gross revenues for the nine months ended September 30, 2025, an approximately 6% increase in gross profit percentage. The increase in gross profit percentage is due to the increase in revenues from licenses, royalties and fees which have historically carried a higher gross profit than product and other sales, which generally consist of either supplies or other manufactured products which incorporate the Company’s technologies or equipment used to support the application of its technologies. These product supplies and items (except for inks which are manufactured by the Company) are generally purchased from third-party vendors and resold to the end-user or licensee and carry a lower gross profit than licenses, royalties and fees.

As the variable component of cost of revenues related to licenses, royalties and fees is a low percentage of these revenues and the fixed component is not substantial, period to period changes in revenues from licenses, royalties and fees can significantly affect both the gross profit from these sources as well as the Company’s overall gross profit. The gross profit from licenses, royalties and fees increased to approximately 97% for the three months ended September 30, 2026 from approximately 60% for the three months ended September 30, 2025. The gross profit from licenses, royalties and fees increased to approximately 92% for the nine months ended September 30, 2026 from approximately 71% for the nine months ended September 30, 2025.

The gross profit of product and other sales, expressed as a percentage of revenues, is dependent on both the overall sales volumes of product and other sales and on the mix of the specific goods produced and/or sold. The gross profit from product and other sales decreased to approximately 33% for the three months ended September 30, 2026 from approximately 40% for the three months ended September 30, 2025. The gross profit from product and other sales decreased to approximately 36% for the nine months ended September 30, 2026 from approximately 42% for the nine months ended September 30, 2025.

Total operating expenses for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, were approximately $982,000 and $320,000, respectively, an increase of approximately $661,000 or 207%. Total operating expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, were approximately $2,259,000 and $1,044,000, respectively, an increase of approximately $1,215,000 or 116%. The increase in total operating expenses was primarily comprised of the following:

•	Research and development expenses increased for the three months ended September 30, 2026 to approximately $58,000 as compared to $44,000 for the three months ended September 30, 2025. Research and development expenses increased for the nine months ended September 30, 2026 to approximately $162,000 compared to $132,000 for the nine months ended September 30, 2025. The increase is due primarily to higher lab expenses for both periods in 2026 as compared to the prior 2025 period.

•	Sales and marketing expenses increased for the three months ended September 30, 2026 to approximately $203,000 as compared to $71,000 for the three months ended September 30, 2025. Sales and marketing expenses increased for the nine months ended September 30, 2026 to approximately $366,000 as compared to $220,000 for the nine months ended September 30, 2025. The increase is due primarily to higher commission expense for both periods in 2026 as compared to the prior 2025 period as a result of the increase in revenues from product and other sales

•	Professional and consulting expenses increased for the three months ended September 30, 2026 to approximately $190,000 as compared to $87,000 for the three months ended September 30, 2025. Professional and consulting expenses increased for the nine months ended September 30, 2026 to approximately $676,000 as compared to $309,000 for the nine months ended September 30, 2025. The increase is due primarily to increases in legal fees, accounting fees and consulting fees, which are primarily related to acquisition-related costs for the Polymeric Acquisition.
•	Compensation and related taxes – general and administrative increased for the three months ended September 30, 2026 to approximately $345,000 as compared to $69,000 for the three months ended September 30, 2025. Compensation and related taxes – general and administrative increased for the nine months ended September 30, 2026 to approximately $676,000 as compared to $205,000 for the nine months ended September 30, 2025. The increase is due primarily to increases in salaries and stock-based compensation to our officers as well as compensation expenses of our newly owned subsidiary, Polymeric Nocopi.

•	Other general and administrative expenses increased for the three months ended September 30, 2026 to approximately $186,000 as compared to $50,000 for the three months ended September 30, 2025. Other general and administrative expenses increased for the nine months ended September 30, 2026 to approximately $379,000 as compared to $178,000 for the nine months ended September 30, 2025. The increase is due primarily to increases in rent expenses, depreciation, and office expenses for both periods in 2026 as compared to the prior 2025 period and such increase is primarily attributable to the Polymeric Acquisition.

•	Additionally, the overall increase in total operating expenses is due to the Polymeric Acquisition and as such, the operating expenses included the operations of our newly owned subsidiary, Polymeric Nocopi, from May 18, 2026 to September 30, 2026.

We reported other income, net of approximately $201,000 and $116,000 for the three months ended September 30, 2026 and 2025, respectively, and approximately $396,000 and $341,000 for the nine months ended September 30, 2026 and 2025, respectively. The increase in other income is primarily attributable to the recognition of an unrealized gain on marketable securities related to acquired equity securities investments during the third quarter of 2026 offset by decrease in interest income as a direct result of having a lower cash balance for both periods in 2026 as compared to the prior period of 2025.

For the three and nine months ended September 30, 2026, we recorded a provision for income taxes of approximately $25,000. We did not record a provision for income taxes for the three and nine months ended September 30, 2025.

Net income increased to approximately $1,397,000 for the three months ended September 30, 2026 as compared to a net loss of $(27,000) for the three months ended September 30, 2025. Net income increased to approximately $863,000 for the nine months ended September 30, 2026 as compared to a net loss of $(60,000) for the nine months ended September 30, 2025. The change relates to the factors discussed above.

Plan of Operation, Liquidity and Capital Resources

The Company’s cash decreased to approximately $7,292,000 at September 30, 2026 from $11,553,600 at December 31, 2025. The change is discussed below under cash flow from activities.

The following table summarizes total current assets, liabilities and working capital at September 30, 2026, compared to December 31, 2025, and the changes between those periods:

	September 30, 2026	December 31, 2025
Total Current Assets	$12,246,479	$13,091,300
Total Current Liabilities	$980,300	$290,800
Working Capital	$11,266,179	$12,800,500

Sources and Uses of Cash

	For the nine months ended September 30,
	2026	2025
Net cash (used in) provided by operating activities	$(365,708)	$657,900
Net cash used in investing activities	$(4,695,579)	$—
Net cash provided by financing activities	$800,001	$—

Net Cash Flow from Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was approximately $366,000 due to our net income of approximately $863,000 offset primarily by non-cash charges of stock-based compensation of approximately $106,000, depreciation of $31,000, amortization of $11,000 and amortization of right of use assets of $127,000, partially offset by an unrealized gain on marketable securities of approximately $109,000. Net changes in operating assets and liabilities totaled approximately $(1,409,000), which is primarily attributable to an increase in long-term receivables of approximately $1,013,000, increase in accounts receivable of $445,000, increase in inventories of $132,000, increase in accounts payable and accrued expenses of $372,000 and decrease in operating lease liability of $123,000.

For the nine months ended September 30, 2025, net cash provided by operating activities was approximately $658,000 due to our net loss of approximately $60,000 offset primarily by non-cash charges of stock- based compensation of approximately $72,000, depreciation of $5,000, and amortization of right of use assets of $57,000. Net changes in operating assets and liabilities totaled approximately $569,000, which is primarily attributable to a decrease in long-term receivables of approximately $369,000, decrease in accounts receivable of $247,000, decrease in prepaid and other current assets of $57,000, increase in accounts payable of $44,000 and decrease in operating lease liability of $52,000.

Net Cash Flow used in Investing Activities

Net cash used in investing activities was approximately $4,696,000 for the nine months ended September 30, 2026, related to purchase of equipment of approximately $19,000, purchase of equity investments of approximately $276,000, purchase of held-to-maturity debt securities investments of approximately $2,600,000 and the acquisition of Polymeric business for $1,800,000 as compared to $0 in the same period of 2025.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $800,000 for the nine months ended September 30, 2026, related to proceeds received from the sale of our common stock for $800,000 as compared to $0 in the same period of 2025.

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

Contractual Obligations

As of September 30, 2026, there were no material changes in our contractual obligations from those disclosed in the 2025 Annual Report, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

As of September 30, 2026 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company's financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements not yet adopted, which the Company is currently evaluating.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of its Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2026. Based on such evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2026, the Company's disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s evaluation considered the Company’s size and staffing levels, including management review controls implemented during 2025 and continuing through the quarter ended September 30, 2026. The Company completed its acquisition of Polymeric in May 2026. Due to the limited period of time since the acquisition, the Company is continuing to evaluate Polymeric’s internal controls and financial reporting processes and integrate Polymeric’s financial reporting function into the Company’s existing internal control framework.

Changes in Internal Control Over Financial Reporting. In connection with the acquisition of Polymeric in May 2026, during the quarter ended June 30, 2026, the Company began integrating Polymeric’s financial reporting processes and internal controls into the Company’s internal control over financial reporting. Given the limited period of time between the acquisition date and September 30, 2026, the evaluation and integration of Polymeric’s internal controls and financial reporting processes remained ongoing as of September 30, 2026.

Except for the ongoing evaluation and integration activities related to Polymeric described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Information about risk factors for the quarter ended September 30, 2026 does not differ materially from that set forth in Part I, Item 1A of the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2026, the Company sold 133,334 shares of Common Stock for $200,000 or $1.50 per share to an accredited investor in a private placement.

In September 2026, we issued an aggregate of 29,966 shares of Common Stock to consultants in consideration for services rendered.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 under the Exchange Act or otherwise.

During the quarter ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6.  Exhibits.

(a) Exhibits

The following exhibits are included herein:

Exhibit Number	Description	Location
10.1*	Letter Agreement, dated as of September 30, 2026, by and between Terry Stovold and Nocopi Technologies, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 2, 2026
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

 * Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOCOPI TECHNOLOGIES, INC.

DATE: November 12, 2026	/s/ Matthew C. Winger
Matthew C. Winger
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

DATE: November 12, 2026	/s/ Debra E. Glickman
Debra E. Glickman
Chief Financial Officer (Principal Financial and Accounting Officer)

